Form 10-Q
period 2019-09-30
Conyers Park II Acquisition Corp.
filed 2019-11-14
CIK 1776661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, 45,000,000 shares of Class A common stock, par value $0.0001, and 11,250,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

CONYERS PARK II ACQUISITION CORP.

Quarterly Report on Form 10-Q

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Balance Sheet (unaudited) as of September 30, 2019	1

	Condensed Statements of Operations (unaudited) for the three months ended September 30, 2019 and for the period from May 2, 2019 (inception) through September 30, 2019	2

	Condensed Statement of Changes in Stockholders’ Equity (unaudited) for the period from May 2, 2019 (inception) through September 30, 2019	3

	Condensed Statement of Cash Flows (unaudited) for the period from May 2, 2019 (inception) through September 30, 2019	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONYERS PARK II ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2019

(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$1,223,868
Prepaid expenses	366,667
Total current assets	1,590,535
Marketable securities held in Trust Account	451,483,512
Total assets	$453,074,047

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$102,125
Accounts payable - related party	52,256
Income taxes payable	345,918
Total current liabilities	500,299
Deferred underwriting commissions	15,750,000
Total liabilities	16,250,299

Commitments and contingencies:
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 43,182,374 shares subject to possible redemption at redemption value	431,823,740

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	–
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,817,626 shares issued and outstanding (excluding 43,182,374 shares subject to possible redemption)	182
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 11,250,000 shares issued and outstanding	1,125
Additional paid-in capital	3,837,479
Retained earnings	1,161,222
Total stockholders’ equity	5,000,008
Total liabilities and stockholders’ equity	$453,074,047

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK II ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For the Period From
		May 2, 2019
	Three Months Ended	(inception) through
	September 30, 2019	September 30, 2019

General and administrative expenses	$138,090	$140,090
State franchise taxes	50,000	50,000
Loss from operations	(188,090)	(190,090)
Interest income earned on cash equivalents and marketable securities held in Trust Account	1,697,230	1,697,230
Income before income tax expense	1,509,140	1,507,140
Income tax expense	345,918	345,918
Net income	$1,163,222	$1,161,222
Weighted average shares outstanding of Class A common stock	45,000,000	45,000,000
Basic and diluted net income per share, Class A	$0.03	$0.03
Weighted average shares outstanding of Class B common stock	11,250,000	11,250,000
Basic and diluted net income per share, Class B	$0.00	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK II ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM MAY 2, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

(Unaudited)

						Accumulated
					Additional	Retained
	Class A Common Stock		Class B Common Stock		Paid-in	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity

Balance as of May 2, 2019 (inception)	–	$–	–	$–	$–	$–	$–
Issuance of Class B common stock to Sponsor	–	–	11,500,000	$1,150	23,850	–	25,000
Net income (loss)	–	–	–	–	–	(2,000)	(2,000)
Balance as of June 30, 2019 (unaudited)	–	–	11,500,000	1,150	23,850	(2,000)	23,000
Sale of Units in Initial Public Offering	45,000,000	4,500	–	–	449,995,500	–	450,000,000
Sale of 7,333,333 Private Placement Warrants to Sponsor	–	–	–	–	11,000,000	–	11,000,000
Offering costs	–	–	–	–	(25,362,474)	–	(25,362,474)
Forfeiture of Class B common stock	–	–	(250,000)	$(25)	25	–	–
Shares subject to possible redemption	(43,182,374)	(4,318)	–	–	(431,819,422)	–	(431,823,740)
Net income (loss)	–	–	–	–	–	1,163,222	1,163,222
Balance as of September 30, 2019 (unaudited)	1,817,626	$182	11,250,000	$1,125	$3,837,479	$1,161,222	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK II ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 2, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

(Unaudited)

Cash flows from operating activities:
Net income	$1,161,222
Adjustments to reconcile net income to net cash used by operating activities:
Interest income earned on cash equivalents and marketable securities held in Trust Account	(1,693,512)
Change in operating assets and liabilities:
Prepaid expenses	(366,667)
Accounts payable and accrued expenses	102,125
Accounts payable - related party	52,256
Income taxes payable	345,918
Net cash used by operating activities	(398,658)

Cash flows from investing activities:
Cash deposited in Trust Account	(450,000,000)
Investment income released from Trust Account	210,000
Net cash used by investing activities	(449,790,000)

Cash flows from financing activities:
Proceeds from sale of Class A common stock to public	450,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	11,000,000
Payment of underwriters’ discount	(9,000,000)
Payment of offering costs	(587,474)
Proceeds from Promissory Note - related party	141,636
Repayment of Promissory Note - related party	(141,636)
Net cash provided by financing activities	451,412,526

Net change in cash	1,223,868
Cash and cash equivalents at beginning of period	–
Cash and cash equivalents at end of period	$1,223,868

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B common stock	$25,000
Deferred underwriting commission in connection with initial public offering	$15,750,000
Value of Class A common stock subject to possible redemption	$431,823,740

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

As of September 30, 2019, the Company had not commenced any operations. All activity for the period from May 2, 2019 (inception) through September 30, 2019 relates to the Company’s formation and the preparation for its initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Conyers Park II Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on July 17, 2019. On July 22, 2019, the Company consummated its Initial Public Offering of 45,000,000 units (the “Units”), including 5,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, which is discussed in Note 3, generating gross proceeds of $450 million, and incurring offering costs of approximately $25.36 million, inclusive of approximately $15.75 million in deferred underwriting commissions following the partial exercise of the underwriters’ over-allotment option (Note 5).

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

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly and as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company for working capital purposes (up to $1,000,000) or to pay its franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly and as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from May 2, 2019 (inception) through September 30, 2019 are not necessarily indicative of the results that may be expected through December 31, 2019.

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

Liquidity

As of September 30, 2019, the Company had $1,223,868 in its operating bank account, working capital of $1,090,236 and $1,693,512 of interest income available in the Trust Account to pay for the Company’s tax obligations, if any, and which may be withdrawn for working capital purposes.

The Company’s liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and the advancement of funds by the Sponsor under the Note (as defined below) to cover the Company’s expenses in connection with the Initial Public Offering. As of September 30, 2019, no amounts remained outstanding under the Note.  Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2019, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2019, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,223,868 in cash and cash equivalents as of September 30, 2019.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on on marketable securities (net), dividends and interest, held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information.

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

As of September 30, 2019, the carrying values of cash, accounts payable, accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Accordingly, the actual results could differ from those estimates.

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering and were charged to stockholders’ equity upon the completion of the Initial Public Offering on July 22, 2019.

Class A Common Stock Subject to Possible Redemption

Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2019, 43,182,374 shares of Class A common stock are subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,583,333 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account for working capital (up to $1,000,000), resulting in a total of $1,163,222 and $1,161,222 for the three months ended September 30, 2019 and for the period from May 2, 2019 (inception) through September 30, 2019, respectively, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock by the weighted average number of shares of Class B common stock outstanding for the periods.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of September 30, 2019.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 4—Related Party Transactions

Founder Shares

In May 2019, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 11,500,000 shares of Class B common stock, par value $0.0001, (the “Founder Shares”). In June 2019, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors. The initial stockholders have agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in part on July 22, 2019. On September 3, 2019, the remainder of the underwriters’ over-allotment option expired and the Sponsor forfeited 250,000 Founder Shares. As of September 30, 2019, there were 11,250,000 shares of Class B common stock outstanding.

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

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, on July 22, 2019 the Company sold 7,333,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds of approximately $11.0 million. Each whole Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share. Certain of the proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering and are held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants are non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Promissory Note

Prior to the closing of the Initial Public Offering, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Initial Public Offering. On July 22, 2019, the total balance of $141,636 of the Note was repaid to the Sponsor.

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 in expenses in connection with such services during the three months ended September 30, 2019 and for the period from May 2, 2019 (inception) through September 30, 2019 as reflected in the accompanying unaudited condensed statements of operations.

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

Note 6—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2019, there were 45,000,000 shares of Class A common stock issued and outstanding, including 43,182,374 shares of Class A common stock subject to possible redemption.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2019, there were 11,250,000 shares of Class B common stock outstanding.

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019, there were no shares of preferred stock issued or outstanding.

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

The Private Placement Warrants are identical to the Public Warrants included in the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the initial stockholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)

Marketable securities held in Trust Account	$451,483,512	$–	$–
Total	$451,483,512	$–	$–

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended September 30, 2019 and for the period from May 2, 2019 (inception) through September 30, 2019.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not, limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

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

If we are unable to complete a Business Combination within 24 months from the closing of our Initial Public Offering, or July 22, 2021 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly and as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us for working capital purposes or to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly and as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity since inception through September 30, 2019 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had net income of $1,163,222, which consisted of $1,693,512 in interest earned on cash equivalents and marketable securities held in the Trust Account, offset by $138,090 in general and administrative costs.

For the period from May 2, 2019 (inception) through September 30, 2019, we had net income of $1,161,222, which consisted of $1,693,512 in interest earned on cash equivalents and marketable securities held in the Trust Account, offset by $140,090 in general and administrative costs.

Liquidity and Capital Resources

As of September 30, 2019, we had $1,223,868 in our operating bank account, working capital of $1,090,236 and $1,693,512 of interest income available in the Trust Account to pay for our tax obligations, if any.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and the advancement of funds by our Sponsor to cover our expenses in connection with the Initial Public Offering. In addition, advanced approximately $142,000 to us for offering expenses. We have fully repaid this advance from our Sponsor as of September 30, 2019.  Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us working capital loans (“Working Capital Loans”). As of September 30, 2019, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

Critical Accounting Policies

Deferred offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering, and were charged to stockholders’ equity upon the completion of the Initial Public Offering in July 2019.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2019, 43,182,374 shares of Class A common stock are subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,583,333 shares of the Company’s Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, resulting in a total of $1,163,222 and $1,161,222 for each of the three months ended September 30, 2019 and for the period from May 2, 2019 (inception) through September 30, 2019, respectively, by the weighted average number of shares of Class A common stock outstanding for the periods. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock by the weighted average number of shares of Class B common stock outstanding for the periods.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2019 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On May 2, 2019, the Sponsor paid $25,000, or approximately $0.002 per share, on behalf of the Company in exchange for a capital contribution and in consideration of 11,500,000 shares of Class B common stock, par value $0.0001 per share. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). On September 3, 2019, the remainder of the underwriters’ over-allotment option expired and the Sponsor forfeited 250,000 Founder Shares. As of September 30, 2019, there were 11,250,000 shares of Class B common stock outstanding.

On July 22, 2019, the Sponsor purchased 7,333,333 Private Placement Warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.50 per warrant ($11,000,000 in the aggregate), in a private placement that closed simultaneously with the closing of the Initial Public Offering. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this November 14, 2019.

CONYERS PARK II ACQUISITION CORP.

By:	/s/ David J. West
Name:	David J. West
Title:	Chief Executive Officer