Form 10-Q
period 2020-03-31
Conyers Park II Acquisition Corp.
filed 2020-05-13
CIK 1776661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Registrant’s telephone number, including area code: (212) 429-2211

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

Indicate by check3 mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2020, 45,000,000 shares of Class A common stock, par value $0.0001, and 11,250,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

CONYERS PARK II ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CONYERS PARK II ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$847,189	$951,060
Prepaid expenses	266,667	316,667
Prepaid income taxes	–	25,327
Total current assets	1,113,856	1,293,054
Marketable securities held in Trust Account	454,273,360	452,816,525
Total assets	$455,387,216	$454,109,579
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$150,000	$100,000
Accounts payable - related party	183,555	127,912
Income taxes payable	270,601	–
Total current liabilities	604,156	227,912
Deferred underwriting commissions	15,750,000	15,750,000
Total liabilities	16,354,156	15,977,912
Commitments and contingencies
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 43,403,305 and 43,313,166 shares subject to possible redemption at redemption value at March 31, 2020 and December 31, 2019, respectively	434,033,050	433,131,660
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	–	–
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,596,695 and 1,686,834 shares issued and outstanding (excluding 43,403,305 and 43,313,166 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	160	169
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 11,250,000 shares issued and outstanding	1,125	1,125
Additional paid-in capital	1,628,191	2,529,572
Retained earnings	3,370,534	2,469,141
Total stockholders’ equity	5,000,010	5,000,007
Total liabilities and stockholders’ equity	$455,387,216	$454,109,579

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For The Three Months Ended March 31, 2020
General and administrative expenses	$211,860
State franchise taxes	50,000
Loss from operations	(261,860)
Other income:
Interest income earned on cash equivalents and marketable securities held in Trust Account	1,459,181
Income before income tax expense	1,197,321
Income tax expense	295,928
Net income	$901,393
Weighted average shares outstanding of Class A common stock	45,000,000
Basic and diluted net income per share, Class A	$0.02
Weighted average shares outstanding of Class B common stock	11,250,000
Basic and diluted net income per share, Class B	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2020
					Additional
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2019	1,686,834	$169	11,250,000	$1,125	$2,529,572	$2,469,141	$5,000,007
Common stock subject to possible redemption	(90,139)	(9)	–	–	(901,381)	–	(901,390)
Net income	–	–	–	–	–	901,393	901,393
Balance as of March 31, 2020	1,596,695	$160	11,250,000	$1,125	$1,628,191	$3,370,534	$5,000,010

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK II ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Three Months Ended March 31, 2020

Cash flows from operating activities:
Net income	$901,393
Adjustments to reconcile net income to net cash used by operating activities:
Interest income earned on marketable securities held in Trust Account	(1,456,835)
Change in operating assets and liabilities:
Prepaid expenses	50,000
Prepaid income taxes	25,327
Accounts payable and accrued expenses	50,000
Accounts payable - related party	55,643
Income taxes payable	270,601
Net cash used in operating activities	(103,871)

Net change in cash	(103,871)
Cash and cash equivalents at beginning of period	951,060
Cash and cash equivalents at end of period	$847,189

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$901,390

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

As of March 31, 2020, the Company had not commenced any operations. All activity for the period from May 2, 2019 (inception) through March 31, 2020 relates to the Company’s formation and the preparation for its initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the annual report on Form 10-K filed by the Company with the SEC on March 30, 2020.

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

Liquidity

As of March 31, 2020, the Company had $847,189 in its operating bank account, working capital of $509,700 and $5,029,360 of interest income available in the Trust Account to pay for the Company’s tax obligations, if any, and which may be withdrawn for working capital purposes.

The Company’s liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and the advancement of funds by the Sponsor under the Note (see Note 4) to cover the Company’s expenses in connection with the Initial Public Offering. As of March 31, 2020, no amounts remained outstanding under the Note.  Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2—Summary of Significant Accounting Policies

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $847,189 in cash and cash equivalents as of March 31, 2020.

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

As of March 31, 2020, the carrying values of cash, accounts payable, accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Accordingly, the actual results could differ from those estimates.

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering and were charged to stockholders’ equity upon the completion of the Initial Public Offering on July 22, 2019.

Class A Common Stock Subject to Possible Redemption

Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, 43,403,305 and 43,313,166 shares of Class A common stock are subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

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

The Company’s unaudited condensed statement of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account, net of applicable taxes and working capital (up to $1,000,000) available to be withdrawn from the Trust Account , resulting in a total of $901,393 for the three months ended March 31, 2020 by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock by the weighted average number of shares of Class B common stock outstanding for the period.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $103,000 and $59,000, respectively, which had a full valuation allowance recorded against it of approximately $103,000 and $59,000, respectively.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2020, the Company recorded income tax expense of approximately $296,000, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three months ended March 31, 2020 was approximately 25%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 4—Related Party Transactions

Founder Shares

In May 2019, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 11,500,000 shares of Class B common stock, par value $0.0001, (the “Founder Shares”). In June 2019, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors. The initial stockholders have agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in part on July 22, 2019. On September 3, 2019, the remainder of the underwriters’ over-allotment option expired and the Sponsor forfeited 250,000 Founder Shares. As of March 31, 2020, there were 11,250,000 shares of Class B common stock outstanding.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 in expenses in connection with such services during the three months ended March 31, 2020 as reflected in the accompanying unaudited condensed statement of operations. As of March 31, 2020 and December 31, 2019, the Company had approximately $90,000 and $60,000, respectively, in accrued expenses for related party in connection with such services as reflected in the accompanying unaudited condensed balance sheets.

Note 5—Commitments and Contingencies

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

Note 6—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2020 and December 31, 2019, there were 45,000,000 shares of Class A common stock issued and outstanding, including 43,403,305 and 43,313,166 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2020 and December 31, 2019, there were 11,250,000 shares of Class B common stock outstanding.

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2020	Quoted Prices	Significant Other	Significant Other
	in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Marketable securities held in Trust Account	$454,273,360	$–	$–
Total	$454,273,360	$–	$–

December 31, 2019	Quoted Prices	Significant Other	Significant Other
	in Active Markets (Level 1)	Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Marketable securities held in Trust Account	$452,816,525	$–	$–
Total	$452,816,525	$–	$–

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not, limited to, those described in our other SEC filings.

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

Results of Operations

Our entire activity since inception through March 31, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net income of $901,393, which consisted of $1,459,181 in interest earned on cash equivalents and marketable securities held in the Trust Account, offset by $211,860 in general and administrative costs.

Liquidity and Capital Resources

As of March 31, 2020, we had $847,189 in its operating bank account, working capital of $509,700 and $5,029,360 of interest income available in the Trust Account to pay for our tax obligations, if any. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and the advancement of funds by our Sponsor to cover our expenses in connection with the Initial Public Offering. In addition, advanced approximately $142,000 to us for offering expenses. We have fully repaid this advance from our Sponsor as of March 31, 2020.  Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2020, there were no amounts outstanding under any Working Capital Loan.

We are currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 in expenses in connection with such services during the three months ended March 31, 2020 as reflected in the accompanying unaudited condensed statement of operations. As of March 31, 2020 and December 31, 2019, we had approximately $90,000 and $60,000, respectively, in accrued expenses for related party in connection with such services as reflected in the accompanying unaudited condensed balance sheets.

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

Critical Accounting Policies

Offering Costs Associated with the Initial Public Offering

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering, and were charged to stockholders’ equity upon the completion of the Initial Public Offering in July 2019.

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 20149, 43,403,305 and 43,313,166 shares of Class A common stock are subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets, respectively.

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

The Company’s unaudited condensed statement of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account, net of applicable taxes and working capital (up to $1,000,000) available to be withdrawn from the Trust Account, resulting in a total of $901,393 for the three months ended March 31, 2020 by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock by the weighted average number of shares of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 30, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On May 2, 2019, the Sponsor paid $25,000, or approximately $0.002 per share, on behalf of the Company in exchange for a capital contribution and in consideration of 11,500,000 shares of Class B common stock, par value $0.0001 per share. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). On September 3, 2019, the remainder of the underwriters’ over-allotment option expired and the Sponsor forfeited 250,000 Founder Shares. As of March 31, 2020, there were 11,250,000 shares of Class B common stock outstanding.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this May 13, 2020.

CONYERS PARK II ACQUISITION CORP.

By:	/s/ David J. West
Name:	David J. West
Title:	Chief Executive Officer