Form 10-Q
period 2020-06-30
Conyers Park II Acquisition Corp.
filed 2020-08-13
CIK 1776661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, 45,000,000 shares of Class A common stock, par value $0.0001, and 11,250,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

CONYERS PARK II ACQUISITION CORP.

Quarterly Report on Form 10-Q

Table of Contents

Page

PART I - FINANCIAL INFORMATION	1

Item 1. Financial Statements.	1

Condensed Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019 (audited)	1

Condensed Statements of Operations for the three and six months ended June 30, 2020 (unaudited) and for the period from May 2, 2019 (inception) through June 30, 2019 (unaudited)	2

Condensed Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 (unaudited) and for the period from May 2, 2019 (inception) through June 30, 2019 (unaudited)	3

Condensed Statements of Cash Flows for the six months ended June 30, 2020 (unaudited) and for the period from May 2, 2019 (inception) through June 30, 2019 (unaudited)	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II – OTHER INFORMATION	21

Item 1. Legal Proceedings	21

Item 1A. Risk Factors.	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21

Item 3. Defaults Upon Senior Securities	22

Item 4. Mine Safety Disclosures	22

Item 5. Other Information	22

Item 6. Exhibits.	22

i

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

CONYERS PARK II ACQUISITION CORP.

Condensed Balance Sheets

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$827,094	$951,060
Prepaid expenses	216,666	316,667
Prepaid income taxes	–	25,327
Total current assets	1,043,760	1,293,054
Marketable securities held in Trust Account	454,300,367	452,816,525
Total assets	$455,344,127	$454,109,579
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$23,269	$100,000
Accounts payable - related party	215,595	127,912
Income taxes payable	304,574	–
Total current liabilities	543,438	227,912
Deferred underwriting commissions	15,750,000	15,750,000
Total liabilities	16,293,438	15,977,912
Commitments and contingencies
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 43,405,068 and 43,313,166 shares subject to possible redemption at June 30, 2020 and December 31, 2019, respectively	434,050,680	433,131,660
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	–	–
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 1,594,932 and 1,686,834 shares issued and outstanding (excluding 43,405,068 and 43,313,166 shares subject to possible redemption) at June 30, 2020 and December 31, 2019, respectively	159	169
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 11,250,000 shares issued and outstanding	1,125	1,125
Additional paid-in capital	1,610,562	2,529,572
Retained earnings	3,388,163	2,469,141
Total stockholders’ equity	5,000,009	5,000,007
Total liabilities and stockholders’ equity	$455,344,127	$454,109,579

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK II ACQUISITION CORP.

Unaudited Condensed StatementS of Operations

			For the Period From
	For The Three	For The Six	May 2, 2019
	Months Ended	Months Ended	(inception) Through
	June 30, 2020	June 30, 2020	June 30, 2019
General and administrative expenses	$110,177	$322,037	$2,000
State franchise taxes	50,000	100,000	–
Loss from operations	(160,177)	(422,037)	(2,000)
Interest income earned on cash equivalents and marketable securities held in Trust Account	211,780	1,670,961	–
Income before income tax expense	51,603	1,248,924	(2,000)
Income tax expense	33,974	329,902	–
Net income / (loss)	$17,629	$919,022	$(2,000)
Weighted average shares outstanding of Class A common stock	45,000,000	45,000,000	–
Basic and diluted net income per share, Class A	$0.00	$0.02	$0.00
Weighted average shares outstanding of Class B common stock (1)	11,250,000	11,250,000	11,250,000
Basic and diluted net income per share, Class B	$0.00	$0.00	$(0.00)

(1)	For the 2019 period, this number excludes an aggregate of up to 1,500,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters exercised their over-allotment option on July 22, 2019 in part.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK II ACQUISITION CORP.

Unaudited Condensed StatementS of Changes in Stockholders’ Equity

	For the Three and Six Months Ended June 30, 2020
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of December 31, 2019	1,686,834	$169	11,250,000	$1,125	$2,529,572	$2,469,141	$5,000,007
Common stock subject to possible redemption	(90,139)	(9)	–	–	(901,381)	–	(901,390)
Net income	–	–	–	–	–	901,393	901,393
Balance as of March 31, 2020	1,596,695	$160	11,250,000	$1,125	$1,628,191	$3,370,534	$5,000,010
Common stock subject to possible redemption	(1,763)	(1)	–	–	(17,629)	–	(17,630)
Net income	–	–	–	–	–	17,629	17,629
Balance as of June 30, 2020	1,594,932	$159	11,250,000	$1,125	$1,610,562	$3,388,163	$5,000,009

	For the Period From May 2, 2019 (inception) Through June 30, 2019
	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of May 2, 2019 (inception)	–	$–	–	$–	$–	$–	$–
Issuance of Class B common stock to Sponsor (1)	–	–	11,500,000	$1,150	23,850	–	25,000
Net income	–	–	–	–	–	(2,000)	(2,000)
Balance as of June 30, 2019	–	$–	11,500,000	$1,150	$23,850	$(2,000)	$23,000

(1)	This number includes an aggregate of up to 1,500,000 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters exercised their over-allotment option on July 22, 2019 in part.

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK II ACQUISITION CORP.

Unaudited Condensed StatementS of Cash Flows

		For the Period
	For The Six	From May 2, 2019
	Months Ended	(inception) Through
	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net income / (loss)	$919,022	$(2,000)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(1,668,594)	–
Change in operating assets and liabilities:
Prepaid expenses	100,001	–
Prepaid income taxes	25,327	–
Accounts payable and accrued expenses	(76,731)	2,000
Accounts payable - related party	87,683	–
Income taxes payable	304,574	–
Net cash used in operating activities	(308,718)	–
Cash flows from investing activities:
Investment income released from Trust Account	$184,752	$–
Net cash provided by investing activities	184,752	–
Cash flows from financing activities:
Proceeds from promissory note – related party	–	130,340
Payment of offering costs	–	(130,340)
Net cash used by financing activities	–	–
Net change in cash and cash equivalents	(123,966)	–
Cash and cash equivalents at beginning of period	951,060	–
Cash and cash equivalents at end of period	$827,094	$–
Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$919,020	$–
Deferred offering costs included in accounts payable and accrued expenses	$–	$206,297
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$–	$25,000

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

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from May 2, 2019 (inception) through June 30, 2020 relates to the Company’s formation and the preparation for its initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

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

Liquidity

As of June 30, 2020, the Company had $827,094 in its operating bank account, working capital of $500,322 and $5,241,118 of interest income available in the Trust Account to pay for the Company’s tax obligations, if any, and which may be withdrawn for working capital purposes.

The Company’s liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from the Sponsor in exchange for the issuance of the Founder Shares to the Sponsor and the advancement of funds by the Sponsor under the Note (see Note 4) to cover the Company’s expenses in connection with the Initial Public Offering. As of June 30, 2020, no amounts remained outstanding under the Note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2020, there were no amounts outstanding under any Working Capital Loan.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 22, 2021.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $827,094 and $951,060 in cash and cash equivalents as of June 30, 2020 and December 31, 2019, respectively.

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

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Accordingly, the actual results could differ from those estimates.

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

Class A Common Stock Subject to Possible Redemption

Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, 43,405,068 and 43,313,166 shares of Class A common stock are subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

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

The Company’s unaudited condensed statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of $211,780, net of applicable taxes of $83,974 and working capital of $110,177 (up to $1,000,000) available to be withdrawn from the Trust Account, resulting in a total of $17,629 for the three months ended June 30, 2020 by the weighted average number of shares of Class A common stock outstanding for the period. Net income per share, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of $1,670,961, net of applicable taxes of $429,902 and working capital of $322,037 (up to $1,000,000) available to be withdrawn from the Trust Account, resulting in a total of $919,022 for the six months ended June 30, 2020 by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock by the weighted average number of shares of Class B common stock outstanding for the period.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $126,000 and $59,000, respectively, which had a full valuation allowance recorded against it of approximately $126,000 and $59,000, respectively.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2020, the Company recorded income tax expense of approximately $33,974 and $329,902, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and six months ended June 30, 2020 was approximately 66% and 26%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.

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

Note 4—Related Party Transactions

Founder Shares

In May 2019, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 11,500,000 shares of Class B common stock, par value $0.0001, (the “Founder Shares”). In June 2019, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors. The initial stockholders have agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in part on July 22, 2019. On September 3, 2019, the remainder of the underwriters’ over-allotment option expired and the Sponsor forfeited 250,000 Founder Shares. As of June 30, 2020, there were 11,250,000 shares of Class B common stock outstanding.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2020, the Company incurred $30,000 and $60,000, respectively, in expenses in connection with such services, as reflected in the accompanying unaudited condensed statement of operations. As of June 30, 2020 and December 31, 2019, the Company had approximately $120,000 and $60,000, respectively, in accounts payable for related party in connection with such services as reflected in the accompanying unaudited condensed balance sheets.

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

Note 6—Stockholders’ Equity

Class A Common Stock — The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2020 and December 31, 2019, there were 45,000,000 shares of Class A common stock issued and outstanding, including 43,405,068 and 43,313,166 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock — The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2020 and December 31, 2019, there were 11,250,000 shares of Class B common stock outstanding.

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable securities held in Trust Account	$454,300,367	$–	$–
Total	$454,300,367	$–	$–

December 31, 2019	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Marketable securities held in Trust Account	$452,816,525	$–	$–
Total	$452,816,525	$–	$–

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. There were no transfers between levels for the three and six months ended June 30, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

Our entire activity since inception through June 30, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had net income of $17,629, which consisted of $211,780 in interest earned on cash equivalents and marketable securities held in the Trust Account, offset by $110,177 in general and administrative costs.

For the six months ended June 30, 2020, we had net income of $919,022, which consisted of $1,670,961 in interest earned on cash equivalents and marketable securities held in the Trust Account, offset by $322,037 in general and administrative costs.

For the period from May 2, 2019 through June 30, 2019, we had net loss of $2,000, which consisted of $2,000 in general and administrative costs.

Liquidity and Capital Resources

As of June 30, 2020, the Company had $827,094 in its operating bank account, working capital of $500,322 and $5,241,118 of interest income available in the Trust Account to pay for the Company’s tax obligations, if any, and which may be withdrawn for working capital purposes. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and the advancement of funds by our Sponsor to cover our expenses in connection with the Initial Public Offering. In addition, advanced approximately $142,000 to us for offering expenses. We have fully repaid this advance from our Sponsor as of June 30, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2020, there were no amounts outstanding under any Working Capital Loan.

We continue to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the three and six months ended June 30, 2020, the Company incurred $30,000 and $60,000, respectively, in expenses in connection with such services, as reflected in the accompanying unaudited condensed statement of operations. As of June 30, 2020 and December 31, 2019, we had approximately $120,000 and $60,000, respectively, in accounts payable for related party in connection with such services as reflected in the accompanying unaudited condensed balance sheets.

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

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, 43,405,068 and 43,313,166 shares of Class A common stock are subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets, respectively.

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

The Company’s unaudited condensed statement of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of $211,780, net of applicable taxes of $83,974 and working capital of $110,177 (up to $1,000,000) available to be withdrawn from the Trust Account, resulting in a total of $17,629 for the three months ended June 30, 2020 by the weighted average number of shares of Class A common stock outstanding for the period. Net income per share, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of $1,670,961, net of applicable taxes of $429,902 and working capital of $322,037 (up to $1,000,000) available to be withdrawn from the Trust Account, resulting in a total of $919,022 for the six months ended June 30, 2020 by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock by the weighted average number of shares of Class B common stock outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K filed with the SEC on March 30, 2020, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the trust account are and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of funds not previously released to us to pay for our working capital requirements as well as our franchise and income taxes (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On May 2, 2019, the Sponsor paid $25,000, or approximately $0.002 per share, on behalf of the Company in exchange for a capital contribution and in consideration of 11,500,000 shares of Class B common stock, par value $0.0001 per share. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). On September 3, 2019, the remainder of the underwriters’ over-allotment option expired and the Sponsor forfeited 250,000 Founder Shares. As of June 30, 2020, there were 11,250,000 shares of Class B common stock outstanding.

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

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this August 13, 2020.

CONYERS PARK II ACQUISITION CORP.

By:	/s/ David J. West
	Name:	David J. West
	Title:	Chief Executive Officer