Form 10-Q
period 2020-09-30
Conyers Park II Acquisition Corp.
filed 2020-10-22
CIK 1776661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 22, 2020, 45,000,000 shares of Class A common stock, par value $0.0001, and 11,250,000 shares of Class B common stock, par value $0.0001, were issued and outstanding.

CONYERS PARK II ACQUISITION CORP.
Quarterly Report on Form 10-Q

Table of Contents

Page

PART I – FINANCIAL INFORMATION	1
Item 1. Financial Statements.	1
Condensed Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019 (audited)	1
Condensed Statements of Operations for the three and nine months ended September 30, 2020 (unaudited), for the three months ended September 30, 2019 and for the period from May 2, 2019 (inception) through September 30, 2019 (unaudited)	2
Condensed Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 (unaudited) and for the period from May 2, 2019 (inception) through September 30, 2019 (unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2020 (unaudited) and for the period from May 2, 2019 (inception) through September 30, 2019 (unaudited)	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II – OTHER INFORMATION	23
Item 1. Legal Proceedings	23
Item 1A. Risk Factors.	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	23
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits.	25

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CONYERS PARK II ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$514,982	$951,060
Prepaid expenses	166,667	316,667
Prepaid income taxes	265,695	25,327
Total current assets	947,344	1,293,054
Marketable securities held in Trust Account	453,742,245	452,816,525
Total assets	$454,689,589	$454,109,579

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$4,621,248	$100,000
Accounts payable - related party	248,028	127,912
Total current liabilities	4,869,276	227,912
Deferred underwriting commissions	15,750,000	15,750,000
Total liabilities	20,619,276	15,977,912

Commitments and contingencies
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 42,907,031 and 43,313,166 shares subject to possible redemption at September 30, 2020 and December 31, 2019, respectively	429,070,310	433,131,660

Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	–	–
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; 2,092,969 and 1,686,834 shares issued and outstanding (excluding 42,907,031 and 43,313,166 shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	209	169
Class B common stock, $0.0001 par value; 50,000,000 shares authorized; 11,250,000 shares issued and outstanding	1,125	1,125
Additional paid-in capital	6,590,882	2,529,572
(Accumulated deficit) / retained earnings	(1,592,213)	2,469,141
Total stockholders' equity	5,000,003	5,000,007
Total liabilities and stockholders' equity	$454,689,589	$454,109,579

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK II ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For the Period From
			For The Nine	May 2, 2019
	For The Three Months Ended		Months Ended	(inception) Through
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

General and administrative expenses	$4,968,078	$138,090	$5,290,115	$140,090
State franchise taxes	50,000	50,000	150,000	50,000
Loss from operations	(5,018,078)	(188,090)	(5,440,115)	(190,090)
Other income:
Interest income earned on cash equivalents and marketable securities held in Trust Account	34,433	1,697,230	1,705,394	1,697,230
Income before income tax (benefit) / expense	(4,983,645)	1,509,140	(3,734,721)	1,507,140
Income tax benefit / (expense)	(3,269)	345,918	326,633	345,918
Net income / (loss)	$(4,980,376)	$1,163,222	$(4,061,354)	$1,161,222

Weighted average shares outstanding of Class A common stock	45,000,000	45,000,000	45,000,000	45,000,000
Basic and diluted net income / (loss) per share, Class A	$(0.01)	$0.03	$0.01	$0.03
Weighted average shares outstanding of Class B common stock	11,250,000	11,250,000	11,250,000	11,250,000
Basic and diluted net income / (loss) per share, Class B	$(0.41)	$0.00	$(0.41)	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK II ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Three and Nine Months Ended September 30, 2020
						(Accumulated
					Additional	Deficit) /
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance as of December 31, 2019	1,686,834	$169	11,250,000	$1,125	$2,529,572	$2,469,141	$5,000,007
Common stock subject to possible redemption	(90,139)	(9)	–	–	(901,381)	–	(901,390)
Net income	–	–	–	–	–	901,393	901,393
Balance as of March 31, 2020	1,596,695	$160	11,250,000	$1,125	$1,628,191	$3,370,534	$5,000,010
Common stock subject to possible redemption	(1,763)	(1)	–	–	(17,629)	–	(17,630)
Net income	–	–	–	–	–	17,629	17,629
Balance as of June 30, 2020	1,594,932	$159	11,250,000	$1,125	$1,610,562	$3,388,163	$5,000,009
Common stock subject to possible redemption	498,037	50	–	–	4,980,320	–	4,980,370
Net loss	–	–	–	–	–	(4,980,376)	(4,980,376)
Balance as of September 30, 2020	2,092,969	$209	11,250,000	$1,125	$6,590,882	$(1,592,213)	$5,000,003

	For the Period From May 2, 2019 (inception) Through September 30, 2019
						(Accumulated
					Additional	Deficit) /
	Class A Common Stock		Class B Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Blance as of May 2, 2019 (inception)	–	$–	–	$–	$–	$–	$–
Issuance of Class B common stock to Sponsor	–	–	11,500,000	$1,150	23,850	–	25,000
Net income	–	–	–	–	–	(2,000)	(2,000)
Balance as of June 30, 2019	–	$-	11,500,000	$1,150	$23,850	$(2,000)	$23,000
Sale of Units in Initial Public Offering	45,000,000	4,500	–	–	449,995,500	–	450,000,000
Sale of 7,333,333 Private Placement Warrants to Sponsor	–	–	–	–	11,000,000	–	11,000,000
Offering costs	–	–	–	–	(25,362,474)	–	(25,362,474)
Forfeiture of Class B common stock	–	–	(250,000)	($25)	25	–	–
Shares subject to possible redemption	(43,182,374)	(4,318)	–	–	(431,819,422)	–	(431,823,740)
Net income	–	–	–	–	–	1,163,222	1,163,222
Balance as of September 30, 2019	1,817,626	$182	11,250,000	$1,125	$3,837,479	$1,161,222	$5,000,008

The accompanying notes are an integral part of these unaudited condensed financial statements.

CONYERS PARK II ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For the Period
	For The Nine	From May 2, 2019
	Months Ended	(inception) Through
	September 30, 2020	September 30, 2019

Cash flows from operating activities:
Net income / (loss)	$(4,061,354)	$1,161,222
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Interest income earned on marketable securities held in Trust Account	(1,703,007)	(1,693,512)
Change in operating assets and liabilities:
Prepaid expenses	150,000	(366,667)
Prepaid income taxes	(240,368)	–
Accounts payable and accrued expenses	4,521,248	102,125
Accounts payable - related party	120,116	52,256
Income taxes payable	–	345,918
Net cash used in operating activities	(1,213,365)	(398,658)

Cash flows from investing activities:
Cash deposited in Trust Account	–	(450,000,000)
Investment income released from Trust Account	777,287	210,000
Net cash provided by / (used in) investing activities	777,287	(449,790,000)

Cash flows from financing activities:
Proceeds from sale of Class A common stock to public	–	450,000,000
Proceeds from sale of Private Placement Warrants to Sponsor	–	11,000,000
Payment of underwriters’ discount	–	(9,000,000)
Payment of offering costs	–	(587,474)
Proceeds from promissory note – related party	–	141,636
Payment of offering costs	–	(141,636)
Net cash provided by financing activities	–	451,412,526

Net change in cash and cash equivalents	(436,078)	1,223,868
Cash and cash equivalents at beginning of period	951,060	–
Cash and cash equivalents at end of period	$514,982	$1,223,868

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$(4,061,350)	$431,823,740
Deferred underwriting commission in connection with initial public offering	$15,750,000	$15,750,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B common stock	$–	$25,000

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from May 2, 2019 (inception) through September 30, 2020 relates to the Company’s formation and the preparation for its initial public offering (the “Initial Public Offering”) as described below, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

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

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

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

Liquidity / Going Concern

As of September 30, 2020, the Company had $514,982 in its operating bank account, working capital deficit of $3,921,932 and $5,275,531 of interest income available in the Trust Account to pay for the Company’s tax obligations, if any, and which may be withdrawn for working capital purposes (up to $1,000,000).

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity and mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 22, 2021.

Proposed Business Combination

On September 7, 2020, the Company entered into an Agreement and Plan of Merger (as it may be amended, supplemented or otherwise modified from time to time, the “Merger Agreement”), by and among the Company, CP II Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”), Advantage Solutions Inc., a Delaware corporation (the “Advantage”) and Karman Topco L.P., a Delaware limited partnership (“TopCo”).

Pursuant to the Merger Agreement, at the closing of the transactions contemplated thereby, Merger Sub will merge with and into Advantage, with Advantage as the surviving company in the merger and, after giving effect to such merger, becoming a wholly owned subsidiary of the Company (the “Merger” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

Merger Consideration

In accordance with the terms and subject to the conditions of the Merger Agreement, the consideration to be received by TopCo in connection with the Transactions contemplated under the Merger Agreement shall be an aggregate number of 203,750,000 shares of Class A Common Stock of the Company (the “Class A Common Stock”) plus 5,000,000 shares of Class A Common Stock subject to certain vesting and forfeiture conditions as set forth in the Merger Agreement.

Sponsor Agreement

Concurrent with the execution of the Merger Agreement, Conyers Park II Sponsor LLC, a Delaware limited liability company (“CP II Sponsor”), the Company, Advantage and certain shareholders of Class B common stock of the Company (the “CP II Class B Holders”) entered into a Sponsor Agreement (the “Sponsor Agreement”), pursuant to which the CP II Class B Holders and CP II Sponsor have, among other matters, (a) agreed to vote in favor of the Merger Agreement and the Transactions and (b) agreed to waive any adjustment to the conversion ratio set forth in the Company’s Certificate of Incorporation and Bylaws, as amended and in effect on the date hereof, with respect to the Class B Common Stock of the Company in connection with the Private Placement (defined below).

Stockholders Agreement

Concurrent with the execution of the Merger Agreement, CP II entered into a Stockholders Agreement (the “Stockholders Agreement”) with CP II Sponsor, TopCo, CVC ASM Holdco, L.P., a Delaware limited partnership (the “CVC Stockholder”), the entities identified therein under the heading “LGP Stockholders” (collectively, the “LGP Stockholder”) and BC Eagle Holdings, L.P., a Cayman Islands exempted limited partnership (the “Bain Stockholder”), and the other parties named therein. Pursuant to the Stockholders Agreement, the CVC Stockholder has the right to nominate two directors to the Company’s board of directors (the “Board”), the LGP Stockholder has the right to nominate two directors, the Bain Stockholder has the right to nominate one director and CP II Sponsor has the right to nominate three directors. Four additional directors will be independent directors. Other than for CP II Sponsor, the nomination rights of the parties to the Stockholders Agreement are based on the shares of Class A Common Stock held by such parties (as compared to their stockholdings as of immediately subsequent to the consummation of the Merger), and such nomination rights are reduced or eliminated (as further described in the Stockholders Agreement) as such parties reduce their holdings of Class A Common Stock. CP II Sponsor’s nomination rights will expire five (5) years from the closing of the Merger. In addition, the Stockholders Agreement provides that TopCo will have certain consent rights with respect to actions of the Company or its subsidiaries following the closing so long as TopCo continues to hold 50% of the Class A Common Stock it held as of immediately subsequent to the consummation of the Merger. These consent rights including, among others, consent to (i) changes to the size of the board of directors of the Company, (ii) certain amendments to the Company’s organizational documents, (iii) acquisitions, dispositions or borrowings in excess of agreed upon thresholds, (iv) the termination or replacement of the Company’s chief executive officer, (v) the declaration or payment of dividends and (vi) redemptions of Class A Common Stock.

Registration Rights Agreement

In connection with the execution of the Merger Agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Karman Topco L.P., Karman II Coinvest LP, Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC, LGP Associates VI-B LLC, CVC ASM Holdco, LP, JCP ASM Holdco, L.P., Karman Coinvest L.P., Centerview Capital, L.P., Centerview Employees, L.P., BC Eagle Holdings, L.P. and Yonghui Investment Limited, CP II Sponsor and the other holders of Common Series B Units, Vested Common Series C Units and Vested Common Series C-2 Units of Holdings listed on the schedule thereto as Contributing Investors. Pursuant to the Registration Rights Agreement, within 180 days of the closing, the Company shall file and cause to be effective a shelf registration right with respect to the registrable shares thereunder, and certain parties will be entitled to certain registration rights, including, among other things, customary demand and piggy-back rights, subject to customary cut-back provisions. Pursuant to the Registration Rights Agreement, the holders other than CP II Sponsor have agreed not to sell, transfer, pledge or otherwise dispose of shares of Class A Common Stock they receive in connection with the Transactions or otherwise beneficially own as of the closing for 180 days following the closing, and subject to certain exceptions, CP II Sponsor has agreed not to transfer its shares of Class A Common Stock for a period of one (1) year following the closing.

Private Placement

Concurrently with the execution of the Merger Agreement, the Company entered into Subscription Agreements (the “Investor Subscription Agreements”) with certain investors (collectively, the “Investor Private Placement Investors”) pursuant to which, among other things, such investors agreed to subscribe for and purchase and the Company agreed to issue and sell to such investors, 50,000,000 shares of Class A Common Stock (the “Private Placement Shares”), for an aggregate of $500,000,000 (the “Investor Private Placement”) in proceeds.

The Company has also entered into Subscription Agreements (the “Sponsor Subscription Agreements”) with certain current equityholders of TopCo (collectively, the “Sponsor Private Placement Investors” and together with the Investor Private Placement Investors, the “Private Placement Investors”). Pursuant to the Sponsor Subscription Agreements, the Sponsor Private Placement Investors have agreed to subscribe for and purchase 20,000,000 shares of Class A Common Stock for an aggregate of $200,000,000 in proceeds, which such subscription may be increased under certain circumstances, including to cover redemptions by existing stockholders of the Company (the “Sponsor Private Placement” and together with the Investor Private Placement, the “Private Placement”).

The closing of the Private Placement is contingent upon, among other things, the substantially concurrent consummation of the Merger and Transactions. In connection with the Private Placement, the Company will grant the Private Placement Investors certain customary registration rights. The Private Placement Shares have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption provided in Section 4(a)(2) of the Securities Act and/or Regulation D or Regulation S promulgated thereunder without any form of general solicitation or general advertising.

Debt

In connection with the Merger Agreement, Advantage Sales & Marketing Inc. (“ASM”), a wholly-owned subsidiary of Advantage, entered into a Debt Commitment Letter (the “Debt Commitment Letter”), dated as of September 7, 2020, with BofA Securities, Inc., Bank of America, N.A., Morgan Stanley Senior Funding, Inc., Deutsche Bank AG New York Branch and Deutsche Bank Securities Inc. (together with such other lenders that become party thereto, the “Debt Commitment Parties”). Pursuant to and subject to the terms of the Debt Commitment Letter, the Debt Commitment Parties have committed to arrange and underwrite senior secured credit facilities in an aggregate amount of up to $2.5 billion, consisting of (i) a senior secured term loan facility in an aggregate principal amount of $2,100 million, and (ii) a senior secured, asset-based revolving credit facility in an aggregate principal amount of $400 million (only a portion of which, if any, is expected to be drawn or used at the closing of the Merger). The Debt Financing will be used to, among other things, (i) repay in full and terminate existing indebtedness of Advantage and its subsidiaries and (ii) pay fees, commissions and expenses in connection with the foregoing. The Debt Commitment Letter terminates automatically on the earliest to occur of (i) 10 business days after the termination date in the Merger Agreement, (ii) the date on which ASM notifies the Debt Commitment Parties that the Merger Agreement has terminated in accordance with its terms and (iii) the date of consummation of the Merger with or without the funding or effectiveness of the senior secured credit facilities.

The availability of the Debt Financing is subject to conditions precedent, customary for financings of transactions comparable to the Merger. Pursuant to the Merger Agreement, the Company and Advantage have agreed to use their respective reasonable best efforts to satisfy all such conditions precedent to the initial availability of the Debt Financing and, solely with respect to ASM, to enforce its rights under the Debt Commitment Letter. Advantage has also agreed not to permit or consent to any amendment, supplement or modification of the Debt Commitment Letter without the consent of the Company and ASM.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $514,982 and $951,060 in cash and cash equivalents as of September 30, 2020 and December 31, 2019, respectively.

Marketable Securities Held in Trust Account

The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities (net), dividends and interest, held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of marketable securities held in the Trust Account are determined using available market information.

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

Class A Common Stock Subject to Possible Redemption

Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, 42,907,031 and 43,313,166 shares of Class A common stock are subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets, respectively.

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

The Company’s unaudited condensed statements of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of $34,433, net of applicable taxes of $31,164 and working capital of $398,383 (up to $1,000,000) available to be withdrawn from the Trust Account, resulting in a total of $395,114 for the three months ended September 30, 2020 by the weighted average number of shares of Class A common stock outstanding for the period. Net income per share, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of $1,705,394, net of applicable taxes of $476,633 and working capital of $720,420 (up to $1,000,000) available to be withdrawn from the Trust Account, resulting in a total of $508,341 for the nine months ended September 30, 2020 by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of $1,697,230, net of applicable taxes of $395,918 and working capital of $138,090 (up to $1,000,000) available to be withdrawn from the Trust Account, resulting in a total of $1,163,222 for the three months ended September 30, 2019 by the weighted average number of shares of Class A common stock outstanding for the period. Net income per share, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of $1,697,230, net of applicable taxes of $395,918 and working capital of $140,090 (up to $1,000,000) available to be withdrawn from the Trust Account, resulting in a total of $1,161,222 for the period from May 2, 2019 (inception) through September 30, 2019 by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock by the weighted average number of shares of Class B common stock outstanding for the periods.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020 and December 31, 2019, the Company had a deferred tax asset of approximately $1,170,000 and $59,000, respectively, which had a full valuation allowance recorded against it of approximately $1,170,000 and $59,000, respectively.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020 and December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2020, the Company recorded income tax (benefit) / expense of approximately ($3,269) and $326,633, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2020 differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible. The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 4—Related Party Transactions

Founder Shares

In May 2019, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 11,500,000 shares of Class B common stock, par value $0.0001, (the “Founder Shares”). In June 2019, the Sponsor transferred 25,000 Founder Shares to each of the Company’s independent directors. The initial stockholders have agreed to forfeit up to 1,500,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriters exercised their over-allotment option in part on July 22, 2019. On September 3, 2019, the remainder of the underwriters’ over-allotment option expired and the Sponsor forfeited 250,000 Founder Shares. As of September 30, 2020, there were 11,250,000 shares of Class B common stock outstanding.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of an initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2020, the Company incurred $30,000 and $90,000, respectively, in expenses in connection with such services, as reflected in the accompanying unaudited condensed statement of operations. As of September 30, 2020 and December 31, 2019, the Company had approximately $150,000 and $60,000, respectively, in accounts payable for related party in connection with such services as reflected in the accompanying condensed balance sheets.

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

Note 6—Stockholders’ Equity

Class A Common Stock—The Company is authorized to issue 500,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2020 and December 31, 2019, there were 45,000,000 shares of Class A common stock issued and outstanding, including 42,907,031 and 43,313,166 shares of Class A common stock subject to possible redemption, respectively.

Class B Common Stock—The Company is authorized to issue 50,000,000 shares of Class B common stock with a par value of $0.0001 per share. As September 30, 2020 and December 31, 2019, there were 11,250,000 shares of Class B common stock outstanding.

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

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share, and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

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

Note 7—Fair Value Measurements

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
September 30, 2020
Marketable securities held in Trust Account	$453,742,245	$–	$–
Total	$453,742,245	$–	$–

	Quoted Prices	Significant Other	Significant Other
	in Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
December 31, 2019
Marketable securities held in Trust Account	$452,816,525	$–	$–
Total	$452,816,525	$–	$–

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting periods. There were no transfers between levels for the three and nine months ended September 30, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

Note 8—Subsequent Events

Subsequent to September 30, 2020, the Company withdrew $1,000,000 from the interest earned on the funds held in the Trust Account for working capital purposes.

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

Proposed Business Combination

On September 7, 2020, the Company entered into the Merger Agreement with Advantage. The Transactions are expected to close in the fourth quarter of 2020. Concurrent with the execution of the Merger Agreement, we also entered into the Sponsor Agreement, the Stockholders Agreement, the Registration Rights Agreement and the Investor Subscription Agreements.

Results of Operations

Our entire activity since inception through September 30, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had net loss of $4,980,376, which consisted of $34,433 in interest earned on cash equivalents and marketable securities held in the Trust Account, offset by $4,968,078 in general and administrative costs.

For the three months ended September 30, 2019, we had net income of $1,163,222, which consisted of $1,697,230 in interest earned on cash equivalents and marketable securities held in the Trust Account, offset by $138,090 in general and administrative costs.

For the nine months ended September 30, 2020, we had net loss of $4,061,355, which consisted of $1,705,394 in interest earned on cash equivalents and marketable securities held in the Trust Account, offset by $5,290,116 in general and administrative costs.

For the period from May 2, 2019 through September 30, 2019, we had net income of $1,161,222, which consisted of $1,697,230 in interest earned on cash equivalents and marketable securities held in the Trust Account, offset by $140,090 in general and administrative costs.

Liquidity / Going Concern and Capital Resources

As of September 30, 2020, we had $514,982 in our operating bank account, working capital deficit of $3,921,932 and $5,275,531 of interest income available in the Trust Account to pay for our tax obligations, if any, and which may be withdrawn for working capital purposes. We will use these funds to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 capital contribution from our Sponsor in exchange for the issuance of the Founder Shares to our Sponsor and the advancement of funds by our Sponsor to cover our expenses in connection with the Initial Public Offering. In addition, advanced approximately $142,000 to us for offering expenses. We have fully repaid this advance from our Sponsor as of September 30, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied from the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Our liquidity and mandatory liquidation date raises substantial doubt about our ability to continue as a going concern through July 22, 2021, our scheduled liquidation date.

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

Administrative Support Agreement

Commencing on the effective date of the Initial Public Offering, we agreed to pay our Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. During the three and nine months ended September 30, 2020, we incurred $30,000 and $90,000, respectively, in expenses in connection with such services, as reflected in the accompanying unaudited condensed statement of operations. As of September 30, 2020 and December 31, 2019, we had approximately $150,000 and $60,000, respectively, in accounts payable for related party in connection with such services as reflected in the accompanying unaudited condensed balance sheets.

Registration and Stockholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration and stockholder rights agreement entered into in connection with the consummation of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration and stockholder rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Policies

Class A Common Stock Subject to Possible Redemption

Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the our control) are classified as temporary equity. At all other times, shares of Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, 42,907,031 and 43,313,166 shares of Class A common stock are subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets, respectively.

Net Income Per Share

Net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,583,333 shares of our Class A common stock in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statement of operations include a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of $34,433, net of applicable taxes of $31,164 and working capital of $398,383 (up to $1,000,000) available to be withdrawn from the Trust Account, resulting in a total of $395,114 for the three months ended September 30, 2020 by the weighted average number of shares of Class A common stock outstanding for the period. Net income per share, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of $1,705,394, net of applicable taxes of $476,633 and working capital of $720,420 (up to $1,000,000) available to be withdrawn from the Trust Account, resulting in a total of $508,341 for the nine months ended September 30, 2020 by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of $1,697,230, net of applicable taxes of $395,918 and working capital of $138,090 (up to $1,000,000) available to be withdrawn from the Trust Account, resulting in a total of $1,163,222 for the three months ended September 30, 2019 by the weighted average number of shares of Class A common stock outstanding for the period. Net income per share, basic and diluted for Class A common stock are calculated by dividing the interest income earned on investments and marketable securities held in the Trust Account of $1,697,230, net of applicable taxes of $395,918 and working capital of $140,090 (up to $1,000,000) available to be withdrawn from the Trust Account, resulting in a total of $1,161,222 for the period from May 2, 2019 (inception) through September 30, 2019 by the weighted average number of shares of Class A common stock outstanding for the period. Net loss per share, basic and diluted for Class B common stock is calculated by dividing the net income, less income attributable to Class A common stock by the weighted average number of shares of Class B common stock outstanding for the periods.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Unregistered Sales

On May 2, 2019, the Sponsor paid $25,000, or approximately $0.002 per share, on our behalf in exchange for a capital contribution and in consideration of 11,500,000 shares of Class B common stock, par value $0.0001 per share. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). On September 3, 2019, the remainder of the underwriters’ over-allotment option expired and the Sponsor forfeited 250,000 Founder Shares. As of September 30, 2020, there were 11,250,000 shares of Class B common stock outstanding.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this October 22, 2020.

CONYERS PARK II ACQUISITION CORP.

By:	/s/ David J. West
Name:	David J. West
Title:	Chief Executive Officer