Form 10-K
period 2020-12-31
Advantage Solutions Inc.
filed 2021-03-16
CIK 1776661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 001-38990

Advantage Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-4629508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

18100 Von Karman Avenue, Suite 1000

Irvine, CA 92612

(Address of principal executive offices)

(949) 797-2900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	ADV	Nasdaq Global Select Market
Warrants exercisable for one share of Class A common stock at an exercise price of $11.50	ADVWW	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $12.00 reported on the Nasdaq Global Select Market, was approximately $520.9 million.

As of March 15, 2021, there were 318,449,966 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

Advantage Solutions Inc.

Part I

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases, written statements or our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Part I, Item 1A. Risk Factors. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Item 1. Business

Our Company

We are a leading provider of outsourced solutions to consumer goods companies and retailers. We have a strong platform of competitively advantaged sales and marketing services built over multiple decades – essential, business critical services like headquarter sales, retail merchandising, in-store sampling, digital commerce and shopper marketing. For brands and retailers of all sizes, we help get the right products on the shelf (whether physical or digital) and into the hands of consumers (however they shop). We use a scaled platform to innovate as a trusted partner with our clients, solving problems to increase their efficiency and effectiveness.

At the most fundamental level:

•	We sit at the nexus of consumer goods companies and retailers and serve as a trusted partner to both.

•	We help our clients sell more while spending less. We make them more effective and more efficient.

•	We win by providing best-in-class service every day and innovating on a nimble operating platform.

•	We drive productivity to provide fuel for reinvestment and growth.

•	Simply put, we are built to do it better, cheaper and faster.

Within our sales segment, we are a critical link between consumer goods manufacturers and retailers. For example, through our headquarter sales services, we help consumer goods manufacturers increase distribution and optimize how products are displayed, priced and promoted both in-store and online. We also make in-store visits for both manufacturer and retailer clients to ensure the products we represent are adequately stocked and properly displayed.

Through our marketing segment, we help brands and retailers reach consumers through two main platforms. The first is our retail experiential business where we manage highly customized large-scale sampling programs (both in-store and online) within multi-decade relationships at leading retailers. These programs drive sales, promote loyalty and build trial. The second part of our marketing segment is our collection of specialized agency businesses, where we provide private label services to retailers and develop marketing programs for brands and retailers using proprietary insights on shopper behavior, analytics, brand knowledge, and understanding of manufacturer and retailer strategies.

Our expertise and scale have compounded over decades, built on differentiated business systems, talent, relationships, and technology. We listen, learn and invest in capabilities that allow us to meet the evolving needs of brands and retailers – solving existing problems better and new problems quickly, to navigate change in an increasingly omni-channel world. This, in turn, helps us compound our relationships with clients. These relationships are enhanced by a suite of technology offerings which leverage data and analytics solutions to support our associates in creating, executing and measuring insight-based plans to grow our clients’ businesses.

Our Solutions

Our services are provided across two segments — sales and marketing.

Sales Segment

Through our sales segment, we provide our clients with a full suite of outsourced solutions to enhance sales in the traditional retail, foodservice and e-commerce channels. Within our sales segment, we typically generate revenues on a commission, fee-for-service or cost-plus basis. Our primary sales services include:

Brand-Centric Services

Our service offerings have been predominately centered around providing solutions to branded consumer goods manufacturers (i.e., non-private label manufacturers). These brand-centric services include:

Headquarter Relationship Management

We act as a representative of our consumer goods manufacturer clients and facilitate relationships with retailers across a range of matters, including business development and sales planning efforts. We prepare customized, data-driven business plans on behalf of our manufacturer clients and present a business case to increase distribution of their products, and optimize the shelf placement, pricing and promotion of their products, to our extensive network of industry contacts spanning retailer buying organizations and senior executive ranks. Our services are enhanced by our in-depth understanding of both the manufacturers’ and retailers’ strategic priorities, which is supported by our close physical proximity to our clients’ offices, as well as our proactive approach in identifying business-building opportunities. Our scale allows us to offer these services on a local, regional or national level, as well as for a client’s designated product, brand or entire portfolio.

Analytics, Insights and Intelligence

To support our sales efforts, we field a team of analytics professionals who provide category and space management services. These professionals analyze consumer purchase and retailer data to identify opportunities to increase the sales of our clients’ products and categories. We perform these analyses using our proprietary business intelligence technology platform, which aggregates data to guide sales strategies to expand product distribution and optimize other factors such as assortment, planograms, pricing and trade promotions. We also use post-promotion analytical tools to evaluate promotion effectiveness and work with clients and retailers to make the adjustments necessary to meet sales and profit objectives at the product and category level. Our teams of category managers are available in every market, including some who sit onsite with retailers and assist in developing analysis to support recommendations. We also conduct advanced analytical services for clients such as retailer point-of-sale and shopper card analytics and primary market and shopper research.

Administration

Our associates utilize innovative technology and know-how to efficiently manage key back-office functions for clients such as receiving and processing purchase orders. Our team also manages trade promotion programs executed between manufacturers and retailers. Through our expanded “Order to Cash” service, we strive to deliver additional savings for clients by managing extra steps in the order process, including revenue reconciliation, cash application and collection management. Finally, we leverage this infrastructure to offer additional services that include call center support and vendor-managed inventory (i.e., building orders to ensure appropriate in-stock levels).

Brand-Centric Merchandising

We deploy teams in retail locations to support manufacturers’ in-store sales strategies. Our associates conduct both cyclical and ad hoc store visits to manage product availability and positioning, implement promotions, install point-of-purchase displays and perform other value-added merchandising services. Tablet technology and proprietary software are used extensively in the workflow. For example, routing software helps guide our associates from location to location in the most efficient and effective way based on factors such as store volume, sales velocity, store location and in-store conditions. In store, our associates use our merchandising application and scanners to efficiently and effectively execute a range of activities such as distribution tasks, validating promotional compliance or answering survey questions.

Our software leverages daily point-of-sale store data, supply chain data and advanced algorithms to target and correct potential store-level merchandising issues in real time, such as SKUs that are void, out of stock or past expiration. We are able to leverage this intelligence to route our retail teams to stores where issues exist, or may soon exist, as well as prioritize our associates’ work to address the highest-value opportunities while conducting a store visit.

Another application provides our associates with professional digital presentation materials enabling them to make quick and impactful recommendations to store managers for assortment changes, promotional events and display programs. We are also able to integrate point-of-sale data into these presentations to help store managers understand the potential store-level sales impact from such recommendations.

We offer our clients a full spectrum of flexible service models for our retail services coverage. In our dedicated coverage model, our associates perform services exclusively for a particular client and have intimate knowledge of its categories and products. Our syndicated coverage model utilizes shared teams in particular channels to perform services for multiple clients while in a store. Finally, we offer hybrid coverage models whereby clients can choose to have dedicated teams covering designated channels or retailers and syndicated coverage for other channels. Our retail services teams focus either on manufacturers or particular retail channels, such as grocery, drug, mass, convenience, club and natural/specialty, which allows them to develop expertise in either manufacturer products or a particular class of trade.

Retailer-Centric Services

Over the past decade we have leveraged our strategic position with retailers to develop solutions that address their needs. Our retailer- centric services include:

Retailer-Centric Merchandising

We serve select retailers as their exclusive provider, and other retailers as an authorized provider, of in-store merchandising or reset services. For some of our retailer clients, we perform other in-store services, such as compliance audits, data collection and in-store product assembly, and certain advisory services, such as analytics and planogram services intended to increase sales and optimize inventory and space management, so that the retailer’s personnel can focus on interacting with and servicing its shoppers.

In-Store Media

We manage a wide variety of media, merchandising and display platforms for retailers, including: multi- manufacturer circular programs; an in-store display platform for perishable brands with cooler units in high-traffic locations; and a network of advertisements on pedestals at the entrances and exits of major retailers.

In addition to our brand-centric and retailer-centric sales services, we have a portfolio of other broadly applicable offerings that are designed to grow sales and reduce costs for clients. These services include:

Digital Commerce

We offer technology and e-commerce solutions to both manufacturers and retailers. Our business intelligence solutions drive efficiencies for consumer goods manufacturers in two ways: first, certain of our technology solutions automate critical reporting processes and provide insights that allow manufacturers to make revenue-optimizing decisions (e.g., software applications that synthesize large amounts of commercial data into intuitive reports that allow managers to make more informed decisions with respect to sales and inventory levels); and second, when combined with our merchandising services delivered through our retail services teams, our digital and technology solutions optimize in-store operations and workflows.

Our e-commerce capabilities cover a comprehensive suite of services, including representation of consumer goods manufacturers to online retailers, trade marketing management, brand reputation management and content creation, management and syndication services. Our e-commerce services include facilitating the purchase of products directly by online retail partners, as well as, in some cases, purchasing and reselling clients’ products directly to the consumer, which affords us comprehensive coverage of manufacturers’ product portfolios. Our trade marketing management services also support effective merchandising of our clients’ products in the online channel through optimizing pricing, promotion and placement of those products. In addition, through our brand reputation management services we help manage brands’ online reputation to increase community engagement and conversations that promote purchasing decisions. Our content services help manufacturers and retailers create and syndicate product content that is designed to educate shoppers and increase online sales. These services include professional content production capabilities for product imaging and specifications and one of the world’s largest retailer content syndication networks. Our network allows us to distribute rich product content to over thousands e-commerce sites. These assets, leveraged from our own production work or retailers’ and manufacturers’ brand development efforts (e.g., consumer-facing websites), help manufacturers and online retailers sell more by providing comprehensive and compelling product information for a more engaging shopper experience.

Marketing Segment

We believe that our marketing segment is differentiated from our competition by our people, retail connectivity, entrepreneurial marketing mindset and scale. We launched our marketing business in 2000 in response to our observation of the challenges that our clients were experiencing by working with traditional marketing agencies that were not effectively connecting brand marketing strategies, sales planning efforts and retailer strategies to offer cohesive brand marketing. Our position as an intermediary in the market gives us deep insight and understanding into manufacturers’ needs from a sales perspective, their marketing and promotion strategies, as well as retailer strategies. We believe this position enables us to create more effective, shopper- focused marketing promotions by connecting client sales and marketing strategies with those of retailers.

We believe that our marketing business is differentiated from traditional marketing agencies in that it is built upon our insights and understanding of manufacturer and retailer strategies, leverages our ability to design and execute coordinated, large-scale marketing platforms in retail and combines capabilities from across the various disciplines in our portfolio to influence consumers at critical points along the purchase journey through execution platforms that reach audiences in-store and out of store to deliver superior client results.

Since founding our marketing business, we have grown to become a national agency collective and are the agency of record for many of the most recognized brands across the retail, packaged goods, technology, apparel, automotive, travel, entertainment, education and healthcare industries. We were ranked by Ad Age as the largest U.S. promotions agency and the largest U.S. experiential and event marketing agency in 2014, 2015, 2016, 2017, 2018, 2019 and 2020 based on prior year revenues. Furthermore, in 2020 we ranked eighth on Ad Age’s list of the largest U.S. marketing agencies from all disciplines and 14th on its list of the world’s largest agency companies based on prior year revenues.

Within our marketing segment, we typically generate revenues on a fee-for-service, cost-plus, retainer or commission basis.

Brand-Centric Services

Shopper and Consumer Marketing

For manufacturer clients, we analyze shopper behavior and apply our deep retailer knowledge and expertise to offer planning, execution and measurement of insight-based, retailer-specific promotions that target a retailer’s specific shopper base to drive product sales. We combine an understanding of how a brand’s consumers behave as shoppers in different channels, formats and retailers (mined from data resources) with an understanding of retailer objectives, strategies and preferred programming tactics (informed by our connectivity and resources in the field) to develop programs that successfully promote the sales of clients’ products at retail. Manufacturers also hire us for national consumer promotions, which are designed to stimulate demand for, and awareness of, their products more broadly.

Brand Experiential

We design and execute brand experiences in retail and non-retail settings in order to help brands engage, educate, acquire and retain consumers and impact purchase behavior.

Our brand experiential solutions include large-scale festivals, lifestyle venues, pop-up-shops, mobile tours, as well as assisted sales programs whereby our associates act as extensions of client sales teams, educating consumers as well as store employees.

Retailer-Centric Services

Retail Experiential

We design and execute one-to-one engagement strategies in order to drive product trial and sales and help retailers differentiate their in-store experience and generate more loyalty from shoppers. This includes in-store sampling and demo programs with fully-scaled operations including staffing, training, field management, assembly, fulfillment, technology and reporting. We deploy teams at each retailer that develop event concepts in conjunction with marketing, merchandising and store operations and then secure supplier support and funding for the programs. Our other retail experiential solutions include premium advisors who provide assistance in complex categories (such as beauty and adult beverages), virtual advisors who provide assistance via text messaging or web and curated sampling boxes for online grocery pick-up and delivery orders. Retail experiential constitutes the largest service in the marketing segment, representing more than half of our retailer-centric and marketing revenues.

Private Label

We help maximize the market potential of private label portfolios by providing comprehensive private label strategy, development and management services to retailers and private label manufacturers. By leveraging our analytical capabilities and expertise, we develop strategies and provide insights that help retailers establish and grow productive and profitable private label programs across new and existing product categories. This process often begins with a thorough analysis of the marketplace to develop a private label portfolio strategy that aligns with a client’s priorities. We help identify the most compelling product categories to target and specific products to develop. We also provide packaging and design services to bring our clients’ brands to life through strong brand identities. Our retailer clients are supported by analytical teams and associates who execute strategies through assortment planning, product sourcing and marketing and ongoing program management.

In addition to our brand-centric and retailer-centric marketing services, we have a portfolio of other broadly applicable offerings that are designed to engage consumers and enhance marketing efforts for clients. These services include:

Digital Marketing

Using advanced analytics, our digital marketing teams provide a wide range of services to clients, including: interactive design and development across mobile, tablet and desktop platforms; application development; content management solutions; paid media, including search engine marketing, and programmatic and direct media; and social media development and management.

Digital Media and Advertising

We offer targeted media and advertising solutions powered by our proprietary data that deliver to curated, custom audiences from first and third-party data sources. Our cross-screen advertising capabilities enable advertisers to target and engage with custom audience segments across devices via rich media, display, email and value exchange ads.

Government Regulation

In connection with the services we provide, we must comply with various laws and regulations from federal, state, local and foreign regulatory agencies. We believe that we are in material compliance with regulatory requirements applicable to our business. These regulatory requirements include, without limitation:

•

federal, state, local and foreign laws and regulations involving minimum wage, health care, overtime, sick leave, lunch and rest breaks and other similar wage, benefits and hour requirements and other similar laws;

•

Title VII of the Civil Rights Act and the Americans with Disabilities Act and regulations of the U.S. Department of Labor, the Occupational Safety & Health Administration, the U.S. Equal Employment Opportunity Commission and the equivalent state agencies and other similar laws;

•

food and permitting matters (e.g., licensing under the Perishable Agricultural Commodities Act and regulations from the U.S. Department of Agriculture), food safety matters (e.g., federal, state and local certification and training and inspection and enforcement of standards for our associates, facilities, equipment and the products we promote), alcohol beverage marketing regulations, custom and import matters with respect to products imported to and exported from the United States;

•

the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other similar anti-bribery and antikickback laws and regulations that generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business; and

•	federal, state and foreign anticorruption, data protection, privacy, consumer protection, content regulation and other laws and regulations, including without limitation, GDPR and the CCPA.

Human Capital Management

Our associates represent the most important assets to our business. As of December 31, 2020, we employed more than 62,000 associates. Approximately 18,000 of these associates are full-time and approximately 44,000 are part-time. Approximately 52,000 of these associates are in the United States. As of December 31, 2020, none of our associates in the United States were represented by a trade union.

We experience meaningful turnover among our entry level associates each year, and the turnover is most significant among our part-time associates. Our recruiting and retention practices are important to meeting the needs and expectations of our clients and customers.

We experience less turnover among our mid-level and senior associates, and we believe our performance-based culture differentiates us from our competitors and other similar employers. Our culture is built on accountability for results. We set clear objectives with our associates, analyze performance and reward and recognize associates who outperform. We strive to encourage our associates to be proactive, creative and entrepreneurial in providing solutions for our clients and customers. We believe our encouragement has contributed to the service innovation that has fueled our growth, and that our commitment to results and continuous improvement has produced long-term relationships with our clients and customers.

During the COVID-19 pandemic, our front-line associates performed incredible work for our clients, customers and communities. The health and welfare of our associates continues to be our primary concern, and we have implemented a number of programs to assist our associates, including providing personal protective equipment, establishing an associate-relief fund and providing additional sick pay. Notwithstanding the dedication of our associates, a number of our services were adversely impacted by the COVID-19 pandemic. As a result, we also had to implement layoffs, furloughs and pay reductions for associates that were in, or support, these services.

Intellectual Property

We own or have the rights to use certain trade names and trademarks that are registered with the U.S. Patent and Trademark Office or other foreign trademark registration offices or exist under common law in the United States and other jurisdictions. Trade names that are important in identifying and distinguishing our business include, but are not limited to, Advantage Solutions, Advantage Sales & Marketing, Daymon, SAS, Club Demonstration Services, Advantage Marketing Partners and Waypoint. Our rights to some of these trade names and trademarks may be limited to select markets. We also own domain names, including advantagesolutions.net.

We rely on trade secrets, including unpatented know-how, and proprietary systems and information, to maintain and develop our technology-enabled services. We try to protect trade secrets and know-how by taking reasonable steps to keep them confidential, including entering into nondisclosure and confidentiality agreements with our associates that contain confidentiality obligations and entering into invention assignment commitments that obligate them to assign to us any inventions developed in the course of their work for us.

Available Information

We maintain a link to investor relations information on our website, www.advantagesolutions.net, where we make available, free of charge, our Securities and Exchange Commission (“SEC”) filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.

Item 1A. Risk Factors

Investing in our securities involves risks. Before you make a decision regarding our securities, in addition to the risks and uncertainties discussed above under “Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

Summary of Principal Risks Associated with Our Business

Set forth below is a summary of some of the principal risks we face:

•	the COVID-19 pandemic and the measures taken to mitigate its spread including its adverse effects on our business, results of operations, financial condition and liquidity;

•	developments with respect to retailers that are out of our control;

•	changes to labor laws or wage or job classification regulations, including minimum wage, or other market-driven wage changes;

•	our ability to continue to generate significant operating cash flow;

•	consolidation within the industry of our clients creating pressure on the nature and pricing of our services;

•	our reliance on continued access to retailers’ platforms;

•	consumer goods manufacturers and retailers reviewing and changing their sales, retail, marketing, and technology programs and relationships;

•	our ability to successfully develop and maintain relevant omni-channel services for our clients in an evolving industry and to otherwise adapt to significant technological change;

•	client procurement strategies putting additional operational and financial pressure on our services;

•	our ability to effectively remediate material weaknesses and maintain proper and effective internal controls in the future;

•	potential and actual harms to our business arising from the matter related to the April 2018 acquisition of Take 5 Media Group (the “Take 5 Matter”);

•	our ability to identify attractive acquisition targets, acquire them at attractive prices, and successfully integrate the acquired businesses;

•	our ability to hire, timely train, and retain talented individuals for our workforce, and to maintain our corporate culture as we grow;

•	our ability to avoid or manage business conflicts among competing brands;

•	difficulties in integrating acquired businesses;

•	our substantial indebtedness and our ability to refinance at favorable rates;

•	limitations, restrictions, and business decisions involving our joint ventures and minority investments;

•	exposure to foreign currency exchange rate fluctuations and risks related to our international operations;

•	the ability to maintain applicable listing standards;

•

the ability to recognize the anticipated benefits of the Transactions (as defined herein), which may be affected by, among other things, competition, our ability to grow and manage growth profitably, maintain relationships with customers and suppliers and retain our management and key employees;

•	changes in applicable laws or regulations; and

•	the possibility that we may be adversely affected by other political, economic, business, and/or competitive factors.

Risks Related to the Company’s Business and Industry

The COVID-19 pandemic and the measures taken to mitigate its spread have had, and are likely to continue to have, an adverse effect on our business, results of operations, financial condition and liquidity.

The COVID-19 pandemic, including the measures taken to mitigate its spread, have had, and are likely to continue to have, adverse effects on our business and operations. There are many uncertainties regarding the current COVID-19 pandemic, including the scope of potential public health issues, the anticipated duration of the pandemic and the extent of local and worldwide social, political and economic disruption it has caused and may cause in the future. To date, the COVID-19 pandemic and measures taken to mitigate the spread of COVID-19, including restrictions on large gatherings, closures of face-to-face events and indoor dining facilities, “shelter in place” health orders and travel restrictions, have had far-reaching direct and indirect impacts on many aspects of our operations, including temporary termination of certain in-store demonstration services and other services, as well as on consumer behavior and purchasing patterns, in particular with respect to the foodservice industries, and declines in consumer demand for restaurant, school and hotel dining, where we promote our clients’ products. Since March 2020, our marketing segment has experienced a significant decline in revenues, primarily due to the temporary suspension or reduction of certain in-store demonstration services and decreased demand in our digital marketing services, both of which we believe were caused by the COVID-19 pandemic and the various governmental and private responses to the pandemic, and which may continue in the future. In our sales segment, we have experienced significant shifts in consumer spending preferences and habits. We can provide no assurances that the strength of that segment will continue or that we will be able to continue to evolve our business in the future as the COVID-19 pandemic continues to impact our clients’ businesses.

We have taken several actions in response to these business disruptions, including reducing certain of our discretionary expenditures, reducing our real estate foot print, through lease terminations and amendments (including abandoning several office leases prior to reaching termination agreements with its landlords), eliminating non-essential travel and terminating, furloughing or instituting pay reductions and deferrals for some of our associates. However, the pandemic has had, and may continue to have, an adverse effect on our results of operations, including our revenues, our financial condition and liquidity.

The COVID-19 pandemic also may have the effect of heightening many of the other risks described in these “Risk Factors”, including:

•

potential changes in the policies of retailers in response to the COVID-19 pandemic, including changes to or restrictions on their outsourcing of sales and marketing functions and restrictions on the performance of in-store demonstration services, if permitted at all;

•	potential changes in the demand for services by our clients in response to the COVID-19 pandemic;

•	the need for us to adapt to technological change and otherwise develop and maintain omni-channel solutions;

•	our ability to generate sufficient cash to service our substantial indebtedness;

•	our ability to maintain our credit rating;

•	our ability to offer high-quality customer support and maintain our reputation;

•	our ability to identify, perform adequate diligence on and consummate acquisitions of attractive business targets, and then subsequently integrate such acquired businesses;

•	our ability to hire, timely train and retain talented individuals for our workforce;

•	our ability to maintain our corporate culture;

•

severe disruption and instability in the U.S. and global financial markets or deteriorations in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all;

•	our ability to effectively manage our operations while a significant amount of our associates continue to work remotely due to the COVID-19 pandemic;

•

deteriorating economic conditions, higher unemployment, public transportation disruptions or other disruptions as a result of the COVID-19 pandemic which could result in lower-than-planned sales during key revenue-producing seasons, leading to lower revenues;

•	potential cost-saving strategies implemented by clients that reduce fees paid to third-party service providers such as ourselves; and

•	our ability to implement additional internal control measures to improve our internal control over financial reporting.

We cannot predict the full extent to which the COVID-19 pandemic may affect our business, financial condition, results of operations and liquidity as such effects will depend on how the COVID-19 pandemic and the measures taken in response to the COVID-19 pandemic continue to develop. However, these effects may continue, evolve or increase in severity, each of which could further negatively impact our business, financial condition, results of operations and liquidity.

Our business and results of operations are affected by developments with and policies of retailers that are out of our control.

A limited number of national retailers account for a large percentage of sales for our consumer goods manufacturer clients. We expect that a significant portion of these clients’ sales will continue to be made through a relatively small number of retailers and that this percentage may increase if the growth of mass retailers and the trend of retailer consolidation continues. As a result, changes in the strategies of large retailers, including a reduction in the number of brands that these retailers carry or an increase in shelf space that they dedicate to private label products, could materially reduce the value of our services to these clients or these clients’ use of our services and, in turn, our revenues and profitability. Many retailers have critically analyzed the number and variety of brands they sell, and have reduced or discontinued the sale of certain of our clients’ product lines at their stores, and more retailers may continue to do so. If this continues to occur and these clients are unable to improve distribution for their products at other retailers, our business or results of operations could be adversely affected. These trends may be accelerated as a result of the COVID-19 pandemic.

Additionally, many retailers, including several of the largest retailers in North America, which own and operate a significant number of the locations at which we provide our services, have implemented or may implement in the future, policies that designate certain service providers to be the exclusive provider or one of their preferred providers for specified services, including many of the services that we provide to such retailers or our clients.

Some of these designations apply across all of such retailers’ stores, while other designations are limited to specific regions. If we are unable to respond effectively to the expectations and demands of such retailers or if retailers do not designate us as their exclusive provider or one of their preferred providers for any reason, they could reduce or restrict the services that we are permitted to perform for our clients at their facilities or require our clients to purchase services from other designated services providers, which include our competitors, either of which could adversely affect our business or results of operations.

Changes to wage or job classification regulations, including minimum wages and market-driven wage increases, could adversely affect our business, financial condition or results of operations.

Changes in labor laws related to employee hours, wages, job classification and benefits, including health care benefits, could adversely affect our business, financial condition or results of operations. In addition, in response to the COVID-19 pandemic, we have significantly reduced our workforce. As of December 31, 2020, we employed approximately 62,000 associates, many of whom are paid above, but near, applicable minimum wages.

Additionally, many of our salaried associates are paid at rates that could be impacted by changes to minimum pay levels for exempt roles. Certain state or municipal jurisdictions in which we operate have recently increased their minimum wage by a significant amount, and other jurisdictions are considering or plan to implement similar actions, which may increase our labor costs. Any increases at the federal, state or municipal level to the minimum pay rate required to remain exempt from overtime pay may adversely affect our business, financial condition or results of operations.

Furthermore, market competition may create further pressure for us to increase the wages paid to our associates or the benefits packages that they receive. If we experience market-driven increases in wage rates or benefits or if we fail to increase our wages or benefits packages competitively, the quality of our workforce could decline, causing our client service to suffer. Consistently low unemployment rates may increase the likelihood or impact of such market pressures. Any of these changes affecting wages or benefits for our associates could adversely affect our business, financial condition or results of operations.

Consolidation in the industries we serve could put pressure on the pricing of our services, which could adversely affect our business, financial condition or results of operations.

Consolidation in the consumer goods and retail industries we serve could reduce aggregate demand for our services in the future and could adversely affect our business or our results of operations. When companies merge, the services they previously purchased separately are often purchased by the combined entity, leading to the termination of relationships with certain service providers or demands for reduced fees and commissions. The combined company may also choose to insource certain functions that were historically outsourced, resulting in the termination of existing relationships with third-party service providers. While we attempt to mitigate the revenue impact of any consolidation by maintaining existing or winning new service arrangements with the combined companies, there can be no assurance as to the degree to which we will be able to do so as consolidation continues in the industries we serve, and our business, financial condition or results of operations may be adversely affected.

Consumer goods manufacturers and retailers may periodically review and change their sales, retail, marketing and technology programs and relationships to our detriment.

The consumer goods manufacturers and retailers to whom we provide our business solutions operate in highly competitive and rapidly changing environments. From time to time these parties may put their sales, retail, marketing and technology programs and relationships up for competitive review, which may increase in frequency as a result of the COVID-19 pandemic and its impacts on the consumer goods manufacturers and retailer industries. We have occasionally lost accounts with significant clients as a result of these reviews in the past, and our clients are typically able to reduce or cancel current or future spending on our services on short notice for any reason. We believe that key competitive considerations for retaining existing and winning new accounts include our ability to develop solutions that meet the needs of these manufacturers and retailers in this environment, the quality and effectiveness of our services and our ability to operate efficiently. To the extent that we are not able to develop these solutions, maintain the quality and effectiveness of our services or operate efficiently, we may not be able to retain key clients, and our business, financial condition or results of operations may be adversely affected.

Our largest clients generate a significant portion of our revenues.

Our three largest clients generated approximately 12% of our revenues in the fiscal year ended December 31, 2020. These clients are generally able to reduce or cancel spending on our services on short notice for any reason. A significant reduction in spending on our services by our largest clients, or the loss of one or more of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our business and results of operations. In addition, when large retailers suspend or reduce in-store demonstration services, such as in response to the COVID-19 pandemic, our business and results of operations can be adversely affected.

We are reliant on continued access to retailer platforms on commercially reasonable terms for the provision of certain of our e-commerce services in which our clients’ products are resold by us, as the vendor of record, directly to the consumer.

A growing portion of the e-commerce services we provide involve the purchase and resale by us, as the vendor of record, of our clients’ products through retailer platforms. The control that retailers such as Amazon have over the access and fee structures and/or pricing for products on their platforms could impact the volume of purchases of these products made on their platform and our revenues from the provision of such e-commerce services. If such retailers establish terms that restrict the offering of these products on their platform, significantly impact the financial terms on which such products are offered, or do not approve the inclusion of such products on their platform, our business could be negatively impacted. Additionally, we also generally rely on the retailer’s payment processing services for purchases made on its platform by consumers. To the extent such payment processing services are offered to us on less favorable terms, or become unavailable to us for any reason, our costs of revenue with respect to this aspect of our business could increase, and our margins could be materially adversely impacted. We cannot assure you that we will be successful in maintaining access to these retailer platforms on commercially reasonable terms, or at all.

The retail industry is evolving, and if we do not successfully develop and maintain relevant omni-channel services for our clients, our business, financial condition or results of operations could be adversely impacted.

Historically, substantially all of our sales segment revenues were generated by sales and services that ultimately occurred in traditional retail stores. The retail industry is evolving, as demonstrated by the number of retailers that offer both traditional retail stores and e-commerce platforms or exclusively e-commerce platforms. In addition, the COVID-19 pandemic has placed pressure on the traditional retail store model, including store closures, changes in consumer spending, and extensive health and safety risks and compliance requirements, If consumers continue to shift to purchase more products online and e-commerce continues to displace brick-and-mortar retail sales, there may be a decrease in the demand for certain of our services. Consumers are increasingly using computers, tablets, mobile phones and other devices to comparison shop, determine product availability and complete purchases online, a trend that has accelerated during the COVID-19 pandemic, and which may continue thereafter. Omni-channel retailing is rapidly evolving and we believe we will need to keep pace with the changing consumer expectations and new developments by our competitors.

While we continue to seek to develop effective omni-channel solutions for our clients that support both their e-commerce and traditional retail needs, there can be no assurances that these efforts will result in revenue gains sufficient to offset potential decreases associated with a decline in traditional retail sales or that we will be able to maintain our position as a leader in our industry. If we are unable to provide, improve or develop innovative digital services and solutions in a timely manner or at all, our business, financial condition or results of operations could be adversely impacted.

We may be unable to adapt to significant technological change, which could adversely affect our business, financial condition or results of operations.

We operate businesses that require sophisticated data collection, processing and software for analysis and insights. Some of the technologies supporting the industries we serve are changing rapidly, particularly as a result of the COVID-19 pandemic. We will be required to continue to adapt to changing technologies, either by developing and marketing new services or by enhancing our existing services, to meet client demand.

Moreover, the introduction of new services embodying new technologies, including automation of certain of our in-store services, and the emergence of new industry standards could render existing services obsolete. Our continued success will depend on our ability to adapt to changing technologies, manage and process increasing amounts of data and information and improve the performance, features and reliability of our existing services in response to changing client and industry demands. We may experience difficulties that could delay or prevent the successful design, development, testing, introduction or marketing of our services. New services or enhancements to existing services may not adequately meet the requirements of current and prospective clients or achieve market acceptance.

Our ability to maintain our competitive position depends on our ability to attract and retain talented executives.

We believe that our continued success depends to a significant extent upon the efforts, abilities and relationships of our senior executives and the strength of our middle management team. Although we have entered into employment agreements with certain of our senior executives, each of them may terminate their employment with us at any time. The replacement of any of our senior executives likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and could therefore have an adverse impact on our business. In addition, we do not carry any “key person” insurance policies that could offset potential loss of service under applicable circumstances. Furthermore, if we are unable to attract and retain a talented team of middle management executives, it may be difficult to maintain the expertise and industry relationships that our clients value, and they may terminate or reduce their relationship with us.

Client procurement and fee reduction strategies could put additional operational and financial pressure on our services or negatively impact our relationships, business, financial condition or results of operations.

Many of our clients seek opportunities to reduce their costs through procurement strategies that reduce fees paid to third-party service providers. As a result, certain of our clients have sought, and may continue to seek, more aggressive terms from us, including with respect to pricing and payment terms. Such activities put operational and financial pressure on our business, which could limit the amounts we earn or delay the timing of our cash receipts. Such activities may also cause disputes with our clients or negatively impact our relationships or financial results. While we attempt to mitigate negative implications to client relationships and the revenue impact of any pricing pressure by aligning our revenues opportunity with satisfactory client outcomes, there can be no assurance as to the degree to which we will be able to do so successfully. Additionally, price concessions can lead to margin compression, which in turn could adversely affect our business, financial condition or results of operations.

If we fail to offer high-quality customer support, our business and reputation may suffer.

High-quality education, training and customer support are important for successful marketing and sales and for the renewal of existing customers. Providing this education, training and support requires that our personnel who manage our online training resource or provide customer support have specific inbound experience domain knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations. The importance of high-quality customer support will increase as we expand our business and pursue new customers. If we do not help our customers use multiple applications and provide effective ongoing support, our ability to sell additional functionality and services to, or to retain, existing customers may suffer and our reputation with existing or potential customers may be harmed.

We may be adversely affected if clients reduce their outsourcing of sales and marketing functions.

Our business and growth strategies depend in large part on companies continuing to elect to outsource sales and marketing functions. Our clients and potential clients will outsource if they perceive that outsourcing may provide quality services at a lower overall cost and permit them to focus on their core business activities and have done so in the past. We cannot be certain that the industry trend to outsource will continue or not be reversed or that clients that have historically outsourced functions will not decide to perform these functions themselves. Unfavorable developments with respect to outsourcing could adversely affect on our business, financial conditions and results of operations.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to effectively remediate any of these material weaknesses or if we fail to maintain proper and effective internal controls in the future, our ability to produce accurate and timely financial statements could be impaired, investors’ views of us could be harmed, and we could be subject to enforcement actions by the SEC.

As further detailed in Item 9A. Controls and Procedures of this Report, on August 15, 2019, we concluded that our previously-issued audited consolidated financial statements and related notes as of and for the year ended December 31, 2018, should be restated to reflect the corrections of misstatements as a result of the Take 5 Matter. Specifically, we determined that revenues during the fiscal year ended December 31, 2018 attributable to the Take 5 business had been recognized for services for which performance obligations were not performed on behalf of clients of Take 5 and that inaccurate reports were made to Take 5 clients about those services. As a result of the inappropriate business and revenue recognition practices at Take 5, we also determined that the acquired assets and liabilities of Take 5 were not properly stated at fair value at the acquisition date. In addition, and unrelated to the Take 5 Matter, we corrected an error to the benefit from income taxes for the three months ended September 30, 2018 and December 31, 2018. The net impact of the errors in the provision for income taxes did not change the amount of the benefit from income taxes for the year ended December 31, 2018.

In connection with our investigation into the Take 5 Matter and the other error corrections, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we identified material weaknesses in the design and operating effectiveness of our risk assessment and information and communication processes which contributed to the following material weaknesses:

•

We determined that we did not design and maintain effective controls related to our due diligence procedures for potential acquisitions with respect to databases and information technology systems used to recognize revenue and determine the satisfaction of performance obligations. Specifically, internal controls were not designed and maintained to assess the risks associated with potential acquisitions and the need to perform due diligence as part of purchase accounting with respect to databases and information technology systems utilized to determine the satisfaction of performance obligations, and to communicate and evaluate the results of due diligence.

•	We determined that we did not design and maintain effective controls to establish an appropriate basis for reliance on data and information in our information technology systems used for revenue recognition in certain of our newly acquired businesses. Specifically, internal controls were not designed and maintained to ensure the completeness and accuracy of system generated reports used to verify the satisfaction of performance obligations.

•

We determined that we did not design and maintain effective controls related to information and communication specifically with respect to our whistleblower complaint process to properly investigate, communicate and resolve whistleblower complaints and allegations related to accounting or other misconduct in a timely manner, and with respect to communication with appropriate parties. Specifically, internal controls were not designed and maintained to ensure that individuals conducting investigations into allegations of accounting or other misconduct had the appropriate expertise and supervision, and that the results of the investigations have been communicated to the appropriate parties or that other transactions are communicated to the appropriate parties.

We are in the process of designing and implementing measures to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts include the following actions:

•

In order to validate more fully an acquisition target with databases and information technology systems used to recognize revenue and determine the satisfaction of performance obligations, we are designing and implementing policies and procedures to perform more robust risk assessment and due diligence procedures in connection with such potential acquisitions, including engaging third-party experts to evaluate such target companies’ databases or information technology, and enhancing the communication and evaluation of due diligence results, as appropriate.

•

We are enhancing our procedures related to the risk assessment, evaluation of the completeness and accuracy of our internal reporting processes with respect to newly acquired businesses, including with respect to the completeness and accuracy of reports used to verify the satisfaction of performance obligations under client contracts and the accuracy of recognized revenues.

•

We are designing, enhancing and implementing procedures and policies to promote timely and proper risk assessment, investigation, resolution, communication and disclosure of any whistleblower complaints or reported allegations of accounting or other misconduct.

In addition, we are designing and implementing various controls, including additional policies, procedures and training, to enhance our disclosure committee process and communication of pertinent information to the appropriate parties in connection with the issuance or reissuance of our consolidated financial statements.

While we are designing and implementing measures to remediate our existing material weaknesses, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that these measures will remediate any of the deficiencies in our internal control over financial reporting or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future.

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each Annual Report on Form 10-K to be filed with the SEC. As further detailed in Item 9A. Controls and Procedures, this Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (“ICFR”), or an attestation report of our independent registered public accounting firm, as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s ICFR in the period between the consummation date of the reverse acquisition and the date of management’s assessment of ICFR (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). Starting with our Annual Report on Form 10-K for the year ending December 31, 2021, this assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting and our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the NASDAQ or other regulatory authorities, which would require additional financial and management resources.

If we are unable to identify attractive acquisition targets, acquire them at attractive prices or successfully integrate the acquired businesses, we may be unsuccessful in growing our business.

A significant portion of our growth has been as a result of our acquisition of complementary businesses that grow our service offerings, expand our geographic reach and strengthen valuable relationships with clients. However, there can be no assurance that we will find attractive acquisition targets, that we will acquire them at attractive prices, that we will succeed at effectively managing the integration of acquired businesses into our existing operations or that such acquired businesses or technologies will be well received by our clients, potential clients or our investors. We could also encounter higher-than-expected earn-out payments, unforeseen transaction- and integration-related costs or delays or other circumstances such as disputes with or the loss of key or other personnel from acquired businesses, challenges or delays in integrating systems or technology of acquired businesses, a deterioration in our associate and client relationships, harm to our reputation with clients, interruptions in our business activities or unforeseen or higher-than-expected inherited liabilities. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies or the diversion of management time and attention.

In order for us to continue to grow our business through acquisitions we will need to identify appropriate acquisition opportunities and acquire them at attractive prices. We may choose to pay cash, incur debt or issue equity securities to pay for any such acquisition. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. The sale of equity to finance any such acquisition could result in dilution to our stockholders.

We may encounter significant difficulties integrating acquired businesses.

The combination of any businesses is a complex, costly and time-consuming process. As a result, we have devoted, and will continue to devote, significant management attention and resources to integrating acquired businesses. The failure to meet the challenges involved in integrating businesses and to realize the anticipated benefits of any acquisition could cause an interruption of, or a loss of momentum in, the activities of our combined business and could adversely affect our results of operations. The difficulties of combining acquired businesses with our own include, among others:

•	the diversion of management attention to integration matters;

•	difficulties in integrating functional roles, processes and systems, including accounting systems;

•	challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;

•	difficulties in assimilating, attracting and retaining key personnel;

•	challenges in keeping existing clients and obtaining new clients;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the Transactions;

•	difficulties in managing the expanded operations of a significantly larger and more complex business;

•	contingent liabilities, including contingent tax liabilities or litigation, that may be larger than expected; and

•

potential unknown liabilities, adverse consequences or unforeseen increased expenses associated with an acquisition, including possible adverse tax consequences to the combined business pursuant to changes in applicable tax laws or regulations.

Many of these factors are outside of our control, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, all of which could adversely impact our business and results of operations. These difficulties have been enhanced further during the COVID-19 pandemic as a result of our office closures and work-from home policies, which may hinder assimilation of key personnel.

If we are not able to successfully integrate an acquisition, if we incur significantly greater costs to achieve the expected synergies than we anticipate or if activities related to the expected synergies have unintended consequences, our business, financial condition or results of operations could be adversely affected.

An inability to hire, timely train and retain talented individuals for our workforce could slow our growth and adversely impact our ability to operate our business.

Our ability to meet our workforce needs, while controlling wage- and associate-related costs, is subject to numerous external factors, including the availability of talented persons in the workforce in the local markets in which we operate, prevailing unemployment rates and competitive wage rates in such markets. We may find that there is an insufficient number of qualified individuals to fill our associate positions with the qualifications we seek. Competition in these communities for qualified staff could require us to pay higher wages and provide greater benefits, especially if there is significant improvement in regional or national economic conditions. We must also train and, in some circumstances, certify these associates under our policies and practices and any applicable legal requirements. Any inability to hire, timely train or retain talented individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business.

Our corporate culture has contributed to our success and, if we are unable to maintain it as we evolve, our business, operating results and financial condition could be harmed.

We believe our corporate culture has been a significant factor in our success. However, as our company evolves, including through acquisitions and the impacts of the COVID-19 pandemic, such as working remotely and reductions in workforce, it may be difficult to maintain our culture, which could reduce our ability to innovate and operate effectively. The failure to maintain the key aspects of our culture as our organization evolves could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and compromised the quality of our client service, all of which are important to our success and to the effective execution of our business strategy. If we are unable to maintain our corporate culture as we evolve and execute our growth strategies, our business, operating results and financial condition could be harmed.

Acquiring new clients and retaining existing clients depends on our ability to avoid or manage business conflicts among competing brands.

Our ability to acquire new clients and to retain existing clients, whether by expansion of our own operations or through an acquired business may in some cases be limited by the other parties’ perceptions of, or policies concerning, perceived competitive conflicts arising from our other relationships. Some of our contracts expressly restrict our ability to represent competitors of the counterparty. These perceived competitive conflicts may also become more challenging to avoid or manage as a result of continued consolidation in the consumer goods and retail industries and our own acquisitions. If we are unable to avoid or manage business conflicts among competing manufacturers and retailers, we may be unable to acquire new clients or be forced to terminate existing client relationships, and in either case, our business and results of operations may be adversely affected.

Limitations, restrictions and business decisions involving our joint ventures and minority investments may adversely affect our growth and results of operations.

We have made substantial investments in joint ventures and minority investments and may use these and other similar methods to expand our service offerings and geographical coverage in the future. These arrangements typically involve other business services companies as partners that may be competitors of ours in certain markets. Joint venture agreements may place limitations or restrictions on our services. As part of our joint venture with, and investments in Smollan, we are restricted under certain circumstances from making direct acquisitions and otherwise expanding our service offerings into markets outside of North America and Europe. As a result of our acquisition of Daymon Worldwide Inc., or the Daymon Acquisition, pursuant to the terms of our arrangements with Smollan and our joint venture, Smollan and our joint venture may elect to purchase from us, and have purchased, certain Daymon business units that operate outside of North America. If Smollan or our joint venture do not elect to purchase those business units, we may, under certain circumstances, elect to retain, sell or discontinue those business units. The limitations and restrictions tied to our joint venture and minority investments limit our potential business opportunities and reduce the economic opportunity for certain prospective international investments and operations. Additionally, though we control our joint ventures, we may rely upon our equity partners or local management for operational and compliance matters associated with our joint ventures or minority investments. Moreover, our other equity partners and minority investments may have business interests, strategies or goals that are inconsistent with ours. Business decisions, including actions or omissions, of a joint venture or other equity partner or management for a business unit may adversely affect the value of our investment, result in litigation or regulatory action against us or adversely affect our growth and results of operations.

Our international operations expose us to risks that could impede growth in the future, and our attempts to grow our business internationally may not be successful.

We continue to explore opportunities in major international markets. International operations expose us to various additional risks that could adversely affect our business, including:

•	costs of customizing services for clients outside of the United States;

•	the burdens of complying with a wide variety of foreign laws;

•	potential difficulty in enforcing contracts;

•	being subject to U.S. laws and regulations governing international operations, including the U.S. Foreign Corrupt Practices Act and sanctions regimes;

•	being subject to foreign anti-bribery laws in the jurisdictions in which we operate, such as the UK Bribery Act;

•	reduced protection for intellectual property rights;

•	increased financial accounting and reporting complexity;

•	exposure to foreign currency exchange rate fluctuations;

•	exposure to local economic conditions;

•	limitations on the repatriation of funds or profits from foreign operations;

•	exposure to local political conditions, including adverse tax policies and civil unrest;

•

the risks of a natural disaster, public health crisis (including the occurrence of a contagious disease or illness, such as the coronavirus), an outbreak of war, the escalation of hostilities and acts of terrorism in the jurisdictions in which we operate; and

•	the disparate impact of the COVID-19 pandemic, including the measures taken to mitigate its spread, across various jurisdictions.

Additionally, in many countries outside of the United States, there has not been a historical practice of using third parties to provide sales and marketing services. Accordingly, while it is part of our strategy to expand into international markets, it may be difficult for us to grow our international business units on a timely basis, or at all.

The economic effects of the United Kingdom’s withdrawal from the European Union, or “Brexit,” may affect relationships with existing and future customers and could have an adverse impact on our business and operating results.

Effective December 31, 2020, the United Kingdom officially withdrew its membership from the European Union (“Brexit”). The consequences of Brexit and the terms of the future trade agreements and other relationships with the European Union continue to be highly uncertain. Brexit could potentially disrupt the free movement of goods, services and people between the United Kingdom and the European Union, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the United Kingdom and the European Union or other nations as the United Kingdom pursues independent trade relations. Because this is an unprecedented event, it remains unclear what long-term economic, financial, trade and legal implications Brexit will have and how it will affect the regulation applicable to our business globally and in the region. The impact on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Any of these developments, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and could adversely affect our sales in Europe. Brexit’s impact on us will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations. Furthermore, declines of local currencies of our international customers relative to the U.S. dollar as a result of Brexit, the COVID-19 pandemic or otherwise may impair the purchasing power of our international customers and could cause international buyers to decrease their participation in our marketplaces, and our reported international sales and earnings could be reduced. Finally, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate, and those laws and regulations may be cumbersome, difficult or costly in terms of compliance. In addition, Brexit may lead other European Union member countries to consider referendums regarding their European Union membership. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

Currently, none of our associates in the United States are represented by a union. However, our associates have the right under the National Labor Relations Act to choose union representation. If all or a significant number of our associates become unionized and the terms of any collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Moreover, if a significant number of our associates participate in labor unions, it could put us at increased risk of labor strikes and disruption of our operations or adversely affect our growth and results of operations. In December 2019, a union which commonly represents employees in the supermarket industry filed a petition with the National Labor Relations Board to represent approximately 120 of our employees who work in and around Boston. An election was held, and based on certified results of the election we prevailed in this election. Notwithstanding this successful election, we could face future union organization efforts or elections, which could lead to additional costs, distract management or otherwise harm our business.

If goodwill or other intangible assets in connection with our acquisitions become impaired, we could take significant non-cash charges against earnings.

We have made acquisitions to complement and expand the services we offer and intend to continue to do so when attractive acquisition opportunities exist in the market. As a result of prior acquisitions, including the acquisition of our business in 2014 by our current parent entity, Karman Topco L.P. (“Topco”), and the Daymon Acquisition, we have goodwill and intangible assets recorded on our balance sheet of $2.2 billion and $2.5 billion, respectively, as of December 31, 2020, as further described in Note 3 to our consolidated financial statements for the year ended December 31, 2020.

Under accounting guidelines, we must assess, at least annually, whether the value of goodwill and other intangible assets has been impaired. For example, during the year ended December 31, 2018 and in connection with our annual impairment assessment of goodwill and intangible assets, we recognized non-cash goodwill and non-cash intangible asset impairment charges of $652.0 million and $580.0 million, respectively, in our sales reporting unit due to our revised future year earnings expectations, primarily related to a reduction in revenues in several of our in-store reset and merchandising programs in 2018.

We can make no assurances that we will not record any additional impairment charges in the future. Any future reduction or impairment of the value of goodwill or other intangible assets will similarly result in charges against earnings, which could adversely affect our reported financial results in future periods.

Failures in, or incidents involving, our technology infrastructure could damage our business, reputation and brand and substantially harm our business and results of operations.

Our business is highly dependent on our ability to manage operations and process a large number of transactions on a daily basis. We rely heavily on our operating, payroll, financial, accounting and other data processing systems which require substantial support, maintenance and cost to maintain, and may be subject to disabilities, errors, or other harms. If our data and network infrastructure were to fail, or if we were to suffer a data security breach, or an interruption or degradation of services in our data center, third-party cloud, and other infrastructure environments, we could lose important data, which could harm our business and reputation, and cause us to incur significant liabilities. Our facilities, as well as the facilities of third-parties that provide or maintain, or have access to our data or network infrastructure, are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that our or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired. A third party’s decision to close facilities or terminate services without adequate notice, or other unanticipated problems, could adversely impact our operations. Any of the aforementioned risks may be augmented if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate in preventing the loss of data, service interruptions, disruptions to our operations or damages to important systems or facilities. Our data center, third-party cloud, and managed service provider infrastructure also could be subject to break-ins, cyber-attacks, sabotage, intentional acts of vandalism and other misconduct, from a spectrum of actors ranging in sophistication from threats common to most industries to more advanced and persistent, highly organized adversaries. Any security breach, including personal data breaches, or incident, including cybersecurity incidents, that we experience could result in unauthorized access to, or misuse, modification, destruction or unauthorized acquisition of, our internal sensitive corporate data, such as personal data, financial data, trade secrets, intellectual property, or other competitively sensitive or confidential data. Such unauthorized access, misuse, acquisition, or modification of sensitive data may result in data loss, corruption or alteration, interruptions in our operations or damage to our computer hardware or systems or those of our employees, or customers. Our systems have been the target of cyber-attacks. Although we have taken and continue to take steps to enhance our cybersecurity posture, we cannot assure that future cyber incidents will not occur or that our systems will not be targeted or breached in the future. If any such incident results in litigation, we may be required to make significant expenditures in the course of such litigation and may be required to pay significant amounts in damages. Moreover, negative publicity arising from these types of disruptions could damage our reputation. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. Significant unavailability of our services due to attacks could cause us to incur significant liability, could cause users to cease using our services and materially and adversely affect our business, prospects, financial condition and results of operations.

We use complex software in our technology infrastructure, which we seek to continually update and improve. Replacing such systems is often time-consuming and expensive and can also be intrusive to daily business operations. Further, we may not always be successful in executing these upgrades and improvements, which may result in a failure of our systems. We may experience periodic system interruptions from time to time.

Any slowdown or failure of our underlying technology infrastructure could harm our business and reputation, which could materially adversely affect our results of operations. Our disaster recovery plan or those of our third-party providers may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.

Failure to comply with federal, state and foreign laws and regulations relating to privacy, data protection and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of personal information. The information, security and privacy requirements imposed by such governmental laws and regulations relating to privacy, data protection and consumer protection are increasingly demanding, quickly evolving and may be subject to differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations.

We are subject to the California Consumer Protection Act of 2018 (“CCPA”), which became effective in 2020 and regulates the collection, use and processing of personal information relating to California residents, and which grants certain privacy rights to California residents, including rights to request access to and to request deletion of personal information relating to such individuals, under certain circumstances. Compliance with the new obligations imposed by the CCPA depends in part on how its requirements are interpreted and applied by the California attorney general and courts. Alleged violations of the CCPA may result in substantial civil penalties or statutory damages when applied at scale, up to $2,500 per violation or $7,500 per intentional violation of any CCPA requirement, which may be applied on a per-person or per-record basis. The CCPA also establishes a private right of action if certain personal information of individuals is subject to an unauthorized access and exfiltration, theft, or disclosure as a result of a business’s violation of the duty to implement and maintain reasonable security procedures and practices, which authorizes statutory damages $100 to $750 per person per incident even if there is no actual harm or damage to plaintiffs. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Further, in November 2020, the State of California adopted the California Privacy Rights Act of 2020 which goes into effect January 1, 2023 and provides for expansion and amendment to the CCPA, including additional and strengthened privacy rights for California residents, new requirements regarding sensitive data and data sharing for digital advertising, and tripled damages for violations involving children’s data. The CPRA establishes a dedicated privacy regulator under California law, with rulemaking and enforcement responsibilities.

We are also subject to international privacy rules, many of which, such as the General Data Privacy Regulation (“GDPR”), and national laws implementing or supplementing the GDPR, such as the United Kingdom Data Protection Law 2018 (which retains key features of GDPR post-Brexit), are significantly more stringent than those currently enforced in the United States. The GDPR requires companies to meet requirements regarding the handling of personal data of individuals located in the European Economic Area (the “EEA”). The GDPR imposes mandatory data breach notification requirements subject to a 72-hour notification deadline. The GDPR also includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20.0 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The GDPR and other similar regulations require companies to give specific types of notice and informed consent is required for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other purposes and for direct electronic marketing, and the GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked tick boxes and bundled consents.

In addition, under GDPR, transfers of personal data are prohibited to countries outside of the EEA that have not been determined by the European Commission to provide adequate protections for personal data, including the United States. Switzerland has similar restrictions. There are mechanisms to permit the transfer of personal data from the EEA and Switzerland to the United States, but there is also uncertainty as to the future of such mechanisms, which have been under consistent scrutiny and challenge. In July 2020, decision of the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield Framework, a means that previously permitted transfers of personal data from the EEA to companies in the United States that certified adherence to the Privacy Shield Framework. It is currently unclear what, if any, arrangement may replace the Privacy Shield Framework. Standard contractual clauses approved by the European Commission to permit transfers from the EU to third countries currently remain as a basis on which to transfer personal data from the EEA to other countries. However, the standard contractual clauses are also subject to legal challenge, and in November 2020, the European Commission published a draft of updated standard contractual clauses. We presently rely on standard contractual clauses to transfer personal data from EEA member countries, and we may be impacted by changes in law as a result of future review or invalidation of, or changes to, this mechanism by European courts or regulators. While we will continue to undertake efforts to conform to current regulatory obligations and evolving best practices, we may be unsuccessful in conforming to permitted means of transferring personal data from the European Economic Area. We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use some of our services due to the potential risk exposure of personal data transfers and the current data protection obligations imposed on them by certain data protection authorities. Such customers may also view any alternative approaches to the transfer of any personal data as being too costly, too burdensome, or otherwise objectionable, and therefore may decide not to do business with us if the transfer of personal data is a necessary requirement.

Although we take reasonable efforts to comply with all applicable laws and regulations and have invested and continue to invest human and technology resources into data privacy compliance efforts, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident or other claim. Data protection laws and requirements may also be enacted, interpreted or applied in a manner that creates inconsistent or contradictory requirements on companies that operate across jurisdictions. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition. For example, we may find it necessary to establish alternative systems to maintain personal data in the EEA, which may involve substantial expense and may cause us to divert resources from other aspects of our business, all of which may adversely affect our results from operations. Further, any inability to adequately address privacy concerns in connection with our solutions, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, and adversely affect our ability to offer our solutions. GDPR, CCPA, CPRA and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices. Our systems may not be able to satisfy these changing requirements and manufacturer, retailer and associate expectations, or may require significant additional investments or time in order to do so.

We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including the European e-Privacy Regulation, which is currently in draft form, as well as proposed privacy legislation at the U.S. federal and state levels. In addition, new data processes and datasets associated with emerging technologies are coming under increased regulatory scrutiny, such as biometrics and automated decision-making. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is challenging, time consuming and expensive, and federal regulators, state attorneys general and plaintiff’s attorneys have been and will likely continue to be active in this space. For instance, expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States, the EEA and elsewhere may increase our compliance costs and legal liability. As another example, various state privacy proposals have included a private right of action for basic privacy violations which, if passed, would dramatically increase both the legal costs of defending frivolous lawsuits and the penalties and costs associated with alleged violations.

A significant data breach or any failure, or perceived failure, by us to comply with any federal, state or foreign privacy or consumer protection-related laws, regulations or other principles or orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in claims, investigations, proceedings or actions against us by governmental entities or others or other penalties or liabilities or require us to change our operations and/or cease using certain data sets. Moreover, the proliferation of supply chain-based cyberattacks and vendor security incidents increases these potential legal risks and costs even where the attack did not target us, occur on our systems, result from any action or inaction by us. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, regulators, business partners or payment companies about the incident and may need to provide some form of remedy, such as refunds or identity theft monitoring services, for the individuals affected by the incident.

The Take 5 Matter may lead to additional harms, risks and uncertainties for us, including litigation and governmental investigations, a reduction in revenue, a potential deterioration in our relationships or reputation and a loss in investor confidence.

As further described elsewhere in this Annual Report, we restated our previously issued audited consolidated financial statements for the year ended December 31, 2018 based on our determination that revenue during those periods attributable to the Take 5 business had been recognized for services for which performance obligations were not performed on behalf of clients of Take 5 and that inaccurate reports were made to Take 5 clients about those services. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Take 5 Matter” and “Business — Legal Proceedings.”

As a result of these matters, we may be subject to a number of additional harms, risks and uncertainties, including substantial costs for accounting and legal fees in connection with or related to the restatement, potential lawsuits by clients or other interested parties who claim to have been harmed by the misconduct at Take 5, other costs and fees related to the Take 5 Matter (in excess of the amounts already being offered as refunds), potential governmental investigations arising from the Take 5 Matter, a reduction in our current and anticipated revenue and a potential deterioration in our associate and client relationships or our reputation. In addition, if we do not prevail in any litigation or governmental investigation related to these matters, we could be subject to costs related to such litigation or governmental investigation, including equitable relief, civil monetary damages, treble damages, repayment or criminal penalties, which may not be covered by insurance or may materially increase our insurance costs. We have incurred and will continue to incur additional substantial defense and investigation costs regardless of the outcome of any such litigation or governmental investigation. In addition, there can be no assurance to what degree, if any, we will be able to recover any such costs or damages from the former owners of Take 5 or whether such former owners of Take 5 engaged in further unknown improper activities that may subject us to further costs or damages, including potential reputational harm. Likewise, such events have caused and may cause further diversion of our management’s time and attention. Any adverse outcome related to these matters cannot be predicted at this time, and may materially harm our business, reputation, financial condition and/or results of operations, or the trading price of our securities.

Our business is seasonal in nature and quarterly operating results can fluctuate.

Our services are seasonal in nature, with the fourth fiscal quarter typically generating a higher proportion of our revenues than other fiscal quarters. Adverse events, such as deteriorating economic conditions, higher unemployment, higher gas prices, public transportation disruptions, public health crises (including the

COVID-19 pandemic) or unanticipated adverse weather, could result in lower-than-planned sales during key revenue-producing seasons. For example, frequent or unusually heavy snowfall, ice storms, rainstorms, windstorms or other extreme weather conditions over a prolonged period could make it difficult for consumers to travel to retail stores or foodservice locations. Such events could lead to lower revenues, negatively impacting our financial condition and results of operations.

Our business is competitive, and increased competition could adversely affect our business and results of operations.

The sales, marketing and merchandising services industry is competitive. We face competition from a few other large, national or super-regional agencies as well as many niche and regional agencies. Remaining competitive in this industry requires that we closely monitor and respond to trends in all industry sectors. We cannot assure you that we will be able to anticipate and respond successfully to such trends in a timely manner. Moreover, some of our competitors may choose to sell services competitive to ours at lower prices by accepting lower margins and profitability or may be able to sell services competitive to ours at lower prices due to proprietary ownership of data or technical superiority, which could negatively impact the rates that we can charge. If we are unable to compete successfully, it could have a material adverse effect on our business, financial condition and our results of operations. If certain competitors were to combine into integrated sales, marketing and merchandising services companies, additional sales, marketing and merchandising service companies were to enter the market or existing participants in this industry were to become more competitive, including through technological innovation such as social media and crowdsourcing, it could have a material adverse effect on our business, financial condition or results of operations.

Damage to our reputation could negatively impact our business, financial condition and results of operations.

Our reputation and the quality of our brand are critical to our business and success in existing markets and will be critical to our success as we enter new markets. We believe that we have built our reputation on the high quality of our sales and marketing services, our commitment to our clients and our performance-based culture, and we must protect and grow the value of our brand in order for us to continue to be successful. Any incident that erodes client loyalty to our brand could significantly reduce its value and damage our business. Also, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites, Twitter and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information concerning us may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction.

We rely on third parties to provide certain data and services in connection with the provision of our services.

We rely on third parties to provide certain data and services for use in connection with the provision of our services. For example, we contract with third parties to obtain the raw data on retail product sales and inventories. These suppliers of data may impose restrictions on our use of such data, fail to adhere to our quality control standards, increase the price they charge us for this data or refuse altogether to license the data to us. If we are unable to use such third-party data and services or if we are unable to contract with third parties, when necessary, our business, financial condition or our results of operations could be adversely affected. In the event that such data and services are unavailable for our use or the cost of acquiring such data and services increases, our business could be adversely affected.

We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trade names, service marks, trademarks, proprietary products and other intellectual property, including our name and logos. We rely on U.S. and foreign trademark, copyright and trade secret laws, as well as license agreements, nondisclosure agreements and confidentiality and other contractual provisions to protect our intellectual property. Nevertheless, our competitors may develop similar business solutions and concepts, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and other intellectual property.

The success of our business depends on our continued ability to use our existing trademarks and service marks to increase brand awareness and further develop our brand in both domestic and international markets. We have registered and applied to register our trade names, service marks and trademarks in the United States and foreign jurisdictions. However, the steps we have taken to protect our intellectual property in the United States and in foreign countries may not be adequate, and third parties may misappropriate, dilute, infringe upon or otherwise harm the value of our intellectual property. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States.

Third parties may also assert that we infringe, misappropriate or otherwise violate their intellectual property, particularly with respect to our digital solutions, and may sue us for intellectual property infringement. Even if we are successful in these proceedings, we may incur substantial costs, and the time and attention of our management and other personnel may be diverted in pursuing these proceedings. If a court finds that we infringe a third party’s intellectual property, we may be required to pay damages or be subject to an injunction. With respect to any third-party intellectual property that we use or wish to use in our business (whether or not asserted against us in litigation), we may not be able to enter into licensing or other arrangements with the owner of such intellectual property at a reasonable cost or on reasonable terms.

Consumer goods manufacturers and retailers, including some of our clients, are subject to extensive governmental regulation and we and they may be subject to enforcement in the event of noncompliance with applicable requirements.

Consumer goods manufacturers and retailers, including some of our clients, are subject to a broad range of federal, state, local and international laws and regulations governing, among other things, the research, development, manufacture, distribution, marketing and post-market reporting of consumer products. These include laws administered by the U.S. Food and Drug Administration (the “FDA”), the U.S. Drug Enforcement Administration, the U.S. Federal Trade Commission, the U.S. Department of Agriculture and other federal, state, local and international regulatory authorities. For example, certain of our clients market and sell products containing cannabidiol (“CBD”). CBD products are subject to a number of federal, state, local and international laws and regulations restricting their use in certain categories of products and in certain jurisdictions. In particular, the FDA currently prohibits marketing of food, beverages or dietary supplements that contain CBD. These laws are broad in scope and subject to evolving interpretations, which could require us to incur costs associated with new or modified compliance requirements or require us or our clients to alter or limit our activities, including marketing and promotion, of such products, or to remove them from the market altogether.

If a regulatory authority determines that we or our current or future clients have not complied with the applicable regulatory requirements, our business may be materially impacted and we or our clients could be subject to enforcement actions or loss of business. We cannot predict the nature of any future laws, regulations, interpretations or applications of the laws, nor can we determine what effect additional laws, regulations or administrative policies and procedures, if and when enacted, promulgated and implemented, could have on our business.

We may be subject to claims for products for which we are the vendor of record or may otherwise be in the chain of title.

For certain of our clients’ products, we become the vendor of record to the retailer or otherwise may be in the chain of title. For these products, we could be subject to potential claims for misbranded, adulterated, contaminated, damaged or spoiled products, or could be subject to liability in connection with claims related to infringement of intellectual property, product liability, product recalls or other liabilities arising in connection with the sale or marketing of these products. As a result, we could be subject to claims or lawsuits (including potential class action lawsuits), and we could incur liabilities that are not insured or exceed our insurance coverage or for which the manufacturer of the product does not indemnify us. Even if product claims against us are not successful or fully pursued, these claims could be costly and time consuming and may require our management to spend time defending the claims rather than operating our business.

A product that has been actually or allegedly misbranded, adulterated or damaged or is actually or allegedly defective could result in product withdrawals or recalls, destruction of product inventory, negative publicity and substantial costs of compliance or remediation. Any of these events, including a significant product liability judgment against us, could result in monetary damages and/or a loss of demand for our products, both of which could have an adverse effect on our business or results of operations.

We generate revenues and incur expenses throughout the world that are subject to exchange rate fluctuations, and our results of operations may suffer due to currency translations.

Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars, while our international operations earn revenues and incur expenses primarily in Canadian dollars, British pounds or euros. Because of currency exchange rate fluctuations, including possible devaluations, we are subject to currency translation exposure on the results of our operations, in addition to economic exposure. There has been, and may continue to be, volatility in currency exchange rates as a result of the United Kingdom’s withdrawal from the European Union, especially between the U.S. dollar and the British pound. These risks could adversely impact our business or results of operations.

We are subject to risks related to recent proposals for reform regarding LIBOR.

Certain of our financial arrangements, including the New Senior Secured Credit Facilities are made at, or will be made at, variable rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.

Fluctuations in our tax obligations and effective tax rate and realization of our deferred tax assets may result in volatility of our operating results.

We are subject to taxes by the U.S. federal, state, local and foreign tax authorities, and our tax liabilities will be affected by the allocation of expenses to differing jurisdictions. We record tax expense based on our estimates of future payments, which may include reserves for uncertain tax positions in multiple tax jurisdictions, and valuation allowances related to certain net deferred tax assets. At any one time, many tax years may be subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these matters. We expect that throughout the year there could be ongoing variability in our quarterly tax rates as events occur and exposures are evaluated. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowance;

•	tax effects of equity-based compensation;

•	changes in tax laws, regulations or interpretations thereof; or

•	future earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated earnings in jurisdictions where we have higher statutory tax rates.

In addition, our effective tax rate in a given financial statement period may be materially impacted by a variety of factors including but not limited to changes in the mix and level of earnings, varying tax rates in the different jurisdictions in which we operate, fluctuations in the valuation allowance, deductibility of certain items or changes to existing accounting rules or regulations. Further, tax legislation may be enacted in the future which could negatively impact our current or future tax structure and effective tax rates. We may be subject to audits of our income, sales and other transaction taxes by U.S. federal, state, local and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

Risks Related to Ownership of Our Common Stock

We are controlled by Topco, the Advantage Sponsors, and the CP Sponsor, whose economic and other interests in our business may be different from yours.

Our authorized capital stock consists of 3,290,000,000 shares of common stock and 10,000,000 shares of preferred stock, and as of March 16, 2021, the Advantage Sponsors (as defined herein), Topco and Conyers Park II Sponsor LLC, an affiliate of Centerview Capital Management, LLC, which was Conyers Park’s sponsor prior to the Merger (the “CP Sponsor”) collectively own 254,310,000 shares, or 79.86% (including 65.56% held by Topco), of our outstanding common stock. Subject to applicable law, the Advantage Sponsors, through their direct ownership of our common stock and their ownership of equity interests of Topco, and the CP Sponsor are able to exert significant influence in the election of our directors and control actions to be taken by our stockholders, including amendments to our second amended and restated certificate of incorporation and approval of mergers, sales of substantially all of our assets, and other significant corporate transactions. It is possible that the interests of Topco, the Advantage Sponsors and the CP Sponsor may in some circumstances conflict with our interests and the interests of our other stockholders, including you.

We are a controlled company within the meaning of the Nasdaq Stock Market LLC listing requirements and as a result, may rely on exemptions from certain corporate governance requirements. To the extent we rely on such exemptions, you will not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Because of the voting power over our company held by Topco, the Advantage Sponsors, and the CP Sponsor and the voting arrangement between such parties, we are considered a controlled company for the purposes of the Nasdaq Stock Market LLC (“NASDAQ”) listing requirements. As such, we are exempt from the corporate governance requirements that our board of directors, compensation committee, and nominating and corporate governance committee meet the standard of independence established by those corporate governance requirements. The independence standards are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors.

We do not currently utilize the exemptions afforded to a controlled company, though we are entitled to do so. To the extent we utilize these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of NASDAQ.

The anti-takeover provisions of our certificate of incorporation and bylaws could prevent or delay a change in control of us, even if such change in control would be beneficial to our stockholders.

Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could discourage, delay, or prevent a merger, acquisition, or other change in control of us, even if such change in control would be beneficial to our stockholders. These include:

•	authorizing the issuance of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt;

•	provision for a classified board of directors so that not all members of our board of directors are elected at one time;

•	not permitting the use of cumulative voting for the election of directors;

•	permitting the removal of directors only for cause;

•	limiting the ability of stockholders to call special meetings;

•	requiring all stockholder actions to be taken at a meeting of our stockholders;

•

requiring approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend, or repeal the proposed bylaws or repeal the provisions of the second amended and restated certificate of incorporation regarding the election and removal of directors; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, although we have opted out of Section 203 of the Delaware General Corporation Law (“DGCL”), our certificate of incorporation contain similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, subject to certain exceptions. Generally, a “business combination” includes a merger, asset, or stock sale or other transaction resulting in a financial benefit to the interested stockholder.

Subject to certain exceptions, an “interested stockholder” is a person who, together with that person’s affiliates and associates, owns, or within the previous three years owned, 15% or more of our outstanding voting stock.

Under certain circumstances, this provision will make it more difficult for a person who would be an “interested stockholder” to effect various business combinations with us for a three-year period. These provisions also may have the effect of preventing changes in our board of directors and may make it more difficult to accomplish transactions which stockholders may otherwise deem to be in their best interests.

Moreover, our certificate of incorporation provides that Topco and its affiliates do not constitute “interested stockholders” for purposes of this provision, and thus any business combination transaction between us and Topco and its affiliates would not be subject to the protections otherwise provided by this provision. Topco and its affiliates are not prohibited from selling a controlling interest in us to a third party and may do so without your approval and without providing for a purchase of your shares of common stock, subject to the lock-up restrictions applicable to Topco. Accordingly, your shares of common stock may be worth less than they would be if Topco and its affiliates did not maintain voting control over us.

For additional information about our relationship with Topco and its affiliates, please see “Certain Relationships and Related Transactions, and Director Independence” elsewhere in this Annual Report.

The provisions of our certificate of incorporation and bylaws requiring exclusive venue in the Court of Chancery in the State of Delaware or the federal district courts of the United States of America for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

Our certificate of incorporation and bylaws require, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware (or the federal district court for the District of Delaware or other state courts of the State of Delaware if the Court of Chancery in the State of Delaware does not have jurisdiction). Our certificate of incorporation and bylaws also require that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Although we believe these provisions benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against our directors and officers. These provisions do not apply to any suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

Because we have no current plans to pay cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

We have no current plans to pay cash dividends on our Class A common stock. The declaration, amount and payment of any future dividends on our Class A common stock will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements, and other factors that our board of directors deems relevant. The payment of cash dividends is also restricted under the terms of the agreements governing our debt and our ability to pay dividend may also be restricted by the terms of any future credit agreement or any securities we or our subsidiaries may issue.

The trading price of our Class A common stock may be volatile or may decline regardless of our operating performance.

The market prices for our Class A common stock are likely to be volatile and may fluctuate significantly in response to a number of factors, most of which we cannot control, including:

•	quarterly variations in our operating results compared to market expectations;

•	changes in preferences of our clients;

•	announcements of new products or services or significant price reductions;

•	the size of our public float;

•	fluctuations in stock market prices and volumes;

•	defaults on our indebtedness;

•	changes in senior management or key personnel;

•	the granting, vesting, or exercise of employee stock options, restricted stock, or other equity rights;

•	the payment of any dividends thereon in shares of our common stock;

•	changes in financial estimates or recommendations by securities analysts;

•	negative earnings or other announcements by us;

•	downgrades in our credit ratings;

•	material litigation or governmental investigations;

•	issuances of capital stock;

•	global economic, legal, and regulatory factors unrelated to our performance, including the COVID-19 pandemic; or

•	the realization of any risks described in this Annual Report under “Risk Factors.”

In addition, in the past, stockholders have instituted securities class action litigation against companies following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Risks Related to Indebtedness

We need to continue to generate significant operating cash flow in order to fund acquisitions and to service our debt.

Our business currently generates operating cash flow, which we use to fund acquisitions to grow our business and to service our substantial indebtedness. If, because of loss of revenue, pressure on pricing from customers, increases in our costs (including increases in costs related to servicing our indebtedness or labor costs), general economic, financial, competitive, legislative, regulatory conditions or other factors, including any acceleration of the foregoing as a result of the COVID-19 pandemic, many of which are outside of our control our business generates less operating cash flow, we may not have sufficient funds to grow our business or to service our indebtedness.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the agreements governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the lenders under our credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our credit agreements to avoid being in default. If we or any of our subsidiaries breach the covenants under our credit agreements and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our credit agreements, the lenders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation.

Our substantial indebtedness could adversely affect our financial health, restrict our activities, and affect our ability to meet our obligations.

We have a significant amount of indebtedness. As of December 31, 2020, we had total indebtedness of $2.2 billion, excluding debt issuance costs, with an additional $60.7 million of letters of credit outstanding under our New Revolving Credit Facility. The terms of our New Senior Secured Credit Facilities and our Notes contain customary covenants that restrict us from taking certain actions, such as incurring additional debt, permitting liens on pledged assets, making investments, making distributions to equity holders, prepaying junior debt, engaging in mergers or restructurings, and selling assets, among other things, which may restrict our ability to successfully execute on our business plan. For a more complete description of the covenants and material terms of the New Senior Secured Credit Facilities and our Notes, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional indebtedness, which could increase the risks associated with our indebtedness.

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, as of December 31, 2020, the New Revolving Credit Facility would have permitted additional borrowings of up to $289.3 million, which also would have been permitted pursuant to the Notes. In addition, we and our subsidiaries have, and will have, the ability to incur additional indebtedness as incremental facilities under our New Senior Secured Credit Facilities and we or our subsidiaries may issue additional notes in the future. If additional debt is added to our current debt levels and our subsidiaries’ current debt levels, the related risks that we and they now face could increase.

Failure to maintain our credit ratings could adversely affect our liquidity, capital position, ability to hedge certain financial risks, borrowing costs, and access to capital markets.

Our credit risk is evaluated by the major independent rating agencies, and such agencies have in the past downgraded, and could in the future downgrade, our ratings. Our credit rating may impact the interest rates on any future indebtedness as well as the applicability of certain covenants in the agreements governing our indebtedness. We cannot assure you that we will be able to maintain our current credit ratings, and any additional, actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under further review for a downgrade, may have a negative impact on our liquidity, capital position, ability to hedge certain financial risks, and access to capital markets.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under our New Revolving Credit Facility and New Term Loan Facility are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. On a pro forma basis, assuming no other prepayments of the New Term Loan Facility and that our New Revolving Credit Facility is fully drawn (and to the extent that LIBOR is in excess of the 0.50% and 0.75% floors applicable to our New Revolving Credit Facility and New Term Loan Facility, respectively), each one-eighth percentage point change in interest rates would result in an approximately $1.3 million change in annual interest expense on the indebtedness under our New Senior Secured Credit Facilities. In the future, we may enter into interest rate swaps that involve the exchange of floating- for fixed-rate interest payments in order to reduce interest rate volatility or risk. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully or effectively mitigate our interest rate risk.

General Risk Factors

Our business and financial results may be affected by various litigation and regulatory proceedings.

We are subject to litigation and regulatory proceedings in the normal course of business and could become subject to additional claims in the future. These proceedings have included, and in the future may include, matters involving personnel and employment issues, workers’ compensation, personal and property injury, disputes relating to acquisitions (including contingent consideration), governmental investigations and other proceedings. Some historical and current legal proceedings and future legal proceedings may purport to be brought as class actions or representative basis on behalf of similarly situated parties including with respect to employment-related matters. We cannot be certain of the ultimate outcomes of any such claims, and resolution of these types of matters against us may result in significant fines, judgments or settlements, which, if uninsured, or if the fines, judgments and settlements exceed insured levels, could adversely affect our business or financial results. See “Legal Proceedings.”

We are subject to many federal, state, local and international laws with which compliance is both costly and complex.

Our business is subject to various, and sometimes complex, laws and regulations, including those that have been or may be implemented in response to the COVID-19 pandemic. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state, local and international governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted or if new laws and regulations become applicable to our operations. These costs could have an adverse impact on our business or results of operations. Moreover, our failure to comply with these laws and regulations, as interpreted and enforced, could lead to fines, penalties or management distraction or otherwise harm our business.

Our insurance may not provide adequate levels of coverage against claims.

We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Further, insurance may not continue to be available to us on acceptable terms, if at all, and, if available, coverage may not be adequate. If we are unable to obtain insurance at an acceptable cost or on acceptable terms, we could be exposed to significant losses.

We have incurred and will continue to incur increased costs as a public company.

As a public company, we have incurred and will continue to incur significant legal, accounting, insurance, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC. The expenses incurred by public companies for reporting and corporate governance purposes generally have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. In estimating these costs, we took into account expenses related to insurance, legal, accounting, and compliance activities, as well as other expenses not currently incurred. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees, or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the Company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

An active, liquid trading market for our Class A common stock may not be available.

We cannot predict the extent to which investor interest in our company will lead to availability of a trading market on NASDAQ or otherwise in the future or how active and liquid that market may be for our Class A common stock. If an active and liquid trading market is not available, you may have difficulty selling any of our Class A common stock. Among other things, in the absence of a liquid public trading market:

•	you may not be able to liquidate your investment in shares of Class A common stock;

•	you may not be able to resell your shares of Class A common stock at or above the price attributed to them in the Transactions;

•	the market price of shares of Class A common stock may experience significant price volatility; and

•	there may be less efficiency in carrying out your purchase and sale orders.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our common stock, the price of our Class A common stock could decline.

The trading market for our Class A common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. If few analysts commence coverage of us, the trading price of our stock could be negatively affected. Even with analyst coverage, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our Class A common stock could decline. If one or more of these analysts cease to cover our common stock, we could lose visibility in the market for our Class A common stock, which in turn could cause our Class A common stock price to decline.

Substantial future sales of our Class A common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Certain shares of our common stock are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers, and other affiliates, as that term is defined in the Securities Act, which are be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. Topco, the Advantage Sponsors, the CP Sponsor and members of our management have rights, subject to certain conditions, to require us to file registration statements covering Topco’s shares of our common stock or to include shares in registration statements that we may file for ourselves or other stockholders.

Following the expiration of the period covered by, or the waiver of the, lock-up agreement between Topco, the Advantage Sponsors and the CP Sponsor entered into in connection with the Transactions, those parties will have the right to sell or distribute the shares of our common stock they hold. Those shares may be sold in the public market subject to applicable restrictions under the federal securities laws, including the limitations under Rule 144 of the Securities Act (particularly those applicable to our directors, officers, and affiliates, which restrict the manner and volume of shares that may be sold). Those shares may also be sold in registered offerings pursuant to the registration rights described elsewhere in this Annual Report. Any such sales, including sales of a substantial number of shares or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A common stock. We may also issue shares of our common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance could result in ownership dilution to you as a stockholder and cause the trading price of our common stock to decline.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

Our corporate headquarters are located in Irvine, California, where we rent approximately 48,000 square feet pursuant to a lease agreement that is scheduled to expire in May 2021. We have entered into a new lease agreement with a five-year term for a different facility in Irvine with approximately 22,000 square feet to serve as our corporate headquarters beginning in the second quarter of 2021.

As of December 31, 2020, we operated more than 80 offices, primarily in the United States and Canada.

We lease all of our properties, except for a property in Connecticut and another in Kansas that we own. Leases on these offices expire at various dates from 2021 to 2030, excluding any options for renewal. We typically seek office space in proximity to retailers’ headquarters or buying offices, to aid our associates in acting as sales representatives for our manufacturer clients.

Item 3. Legal Proceedings

We are involved in various legal matters that arise in the ordinary course of our business. Some of these legal matters purport or may be determined to be class and/or representative actions, or seek substantial damages or penalties. Some of these legal matters relate to disputes regarding acquisitions. In connection with certain of the below matters and other legal matters, we have accrued amounts that we believe are appropriate. There can be no assurance, however, that the above matters and other legal matters will not result in us having to make payments in excess of such accruals or that the above matters or other legal matters will not materially or adversely affect our business, financial position or results of operations.

Employment-Related Matters

We have also been involved in various litigation, including purported class or representative actions with respect to matters arising under the U.S. Fair Labor Standards Act, California Labor Code and Private Attorneys General Act. Many involve allegations for allegedly failing to pay wages and/or overtime, failing to provide meal and rest breaks and failing to pay reporting time pay, waiting time penalties and other penalties.

A former employee filed a complaint in California Superior Court, Santa Clara County in July 2017, which seeks civil damages and penalties on behalf of the plaintiff and similarly situated persons for various alleged wage and hour violations under the California Labor Code, including failure to pay wages and/or overtime, failure to provide meal and rest breaks, failure to pay reporting time pay, waiting time penalties and penalties pursuant to California’s Private Attorneys General Act. We filed a motion for summary judgment. The court granted our motion for summary judgment in March 2020, and plaintiff filed an appeal of the court’s ruling in May 2020. We have retained outside counsel to represent us and intend to vigorously defend our interests in this matter.

A former employee filed a complaint in California Superior Court, Orange County in September 2019, which seeks damages, penalties and injunctive relief on behalf of the plaintiff and similarly situated persons for various alleged wage and hour violations under the California Labor Code, including failure to pay wages and/or overtime, failure to provide meal and rest breaks, failure to reimburse employee expenses, failure to pay reporting time pay, failure to comply with wage statement requirements, waiting time penalties, violations of California law regarding post-employment nonsolicitation agreements and violations of California’s unfair competition law. In November 2019, the former employee filed a first amended complaint adding a claim for civil penalties on behalf of the plaintiff and similarly situated persons pursuant to California’s Private Attorneys

General Act (“PAGA”) based on the preceding allegations. Plaintiff’s counsel requested dismissal of the class and individual claims so that only the PAGA claim will remain, and the court granted such action. The parties have previously pursued mediation, and in the future the parties may pursue further mediation, other dispute resolutions approaches, or continue with the discovery or motion process on this litigation. We have retained outside counsel to represent us and intend to vigorously defend our interests in this matter.

Proceedings Relating to Take 5

The following proceedings relate to the Take 5 Matter, which is discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Take 5 Matter” and “Risk Factors — Risks Related to the Company’s Business and Industry” in this Annual Report.

USAO and FBI Voluntary Disclosure and Investigation Related to Take 5

In connection with the Take 5 Matter, we voluntarily disclosed to the United States Attorney’s Office and the Federal Bureau of Investigation certain misconduct occurring at Take 5. We intend to cooperate in this and any other governmental investigation that may arise in connection with the Take 5 Matter. At this time, we cannot predict the ultimate outcome of any investigation related to the Take 5 Matter and are unable to estimate the potential impact such an investigation may have on us.

Arbitration Proceedings Related to Take 5

In August 2019, as a result of the Take 5 Matter, we provided a written indemnification claim notice to the sellers of Take 5, or the Take 5 Sellers, seeking monetary damages (including interest, fees and costs) based on allegations of breach of the asset purchase agreement, or Take 5 APA, as well as fraud. In September 2019, the Take 5 Sellers initiated arbitration proceedings in the state of Delaware against us, alleging breach of the Take 5 APA as a result of our decision to terminate the operations of the Take 5 business and seeking monetary damages equal to all unpaid earn-out payments under the Take 5 APA (plus interest fees and costs). In 2020, the Take 5 Sellers amended their statement of claim to allege defamation, relating to statements we made to customers in connection with terminating the operations of the Take 5 business, and seeking monetary damages for the alleged injury to their reputation. We have filed our response to the Take 5 Sellers’ claims and asserted indemnification, fraud and other claims against the Take 5 Sellers as counterclaims and cross-claims in the arbitration proceedings. We are currently unable to estimate the potential impact related to these arbitration proceedings, but we have retained outside counsel to represent us in these matters and are vigorously pursuing our interests. The arbitration hearing for this matter is currently scheduled for the fourth quarter of 2021.

Other Legal Matters Related to Take 5

The Take 5 Matter may result in additional litigation against us, including lawsuits from clients, or governmental investigations, which may expose us to potential liability in excess of the amounts being offered by us as refunds to Take 5 clients. We are currently unable to determine the amount of any potential liability, costs or expenses (above the amounts already being offered as refunds) that may result from any lawsuits or investigations associated with the Take 5 Matter or determine whether any such issues will have any future material adverse effect on our financial position, liquidity or results of operations. Although we have insurance covering certain liabilities, we cannot assure that the insurance will be sufficient to cover any potential liability or expenses associated with the Take 5 Matter.

Item 4. Mine Safety Disclosures.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock and Warrants are currently listed on the Nasdaq Global Select Market under the symbols “ADV” and “ADVWW,” respectively. Prior to the consummation of the Transactions (as herein defined), our Class A common stock and our Warrants were listed on the Nasdaq Capital Market under the symbols “CPAA” and “CPAAW,” respectively. As of December 31, 2020, there were 51 holders of record of our Class A common stock and 2 holders of record of our Warrants.

Dividend Policy

We have not paid any cash dividends on the Class A common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the Class A common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Information about securities authorized for issuance under equity compensation plans is incorporated by reference from Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.

Stock Price Performance

The graph above compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P Consumer Staples Select Sector Index. The graph assumes an initial investment of $100 in our common stock at the market close on July 18, 2019, which was our initial trading day. Data for the S&P 500 Stock Index and S&P Consumer Staples Select Sector Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends.

Recent Sales of Unregistered Equity Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Executive Overview

We are a leading business solutions provider to consumer goods manufacturers and retailers. We have a strong platform of competitively advantaged sales and marketing services built over multiple decades – essential, business critical services like headquarter sales, retail merchandising, in-store sampling, digital commerce and shopper marketing. For brands and retailers of all sizes, we help get the right products on the shelf (whether physical or digital) and into the hands of consumers (however they shop). We use a scaled platform to innovate as a trusted partner with our clients, solving problems to increase their efficiency and effectiveness across a broad range of channels.

We have two reportable segments: sales and marketing.

Through our sales segment, which generated approximately 65.3% of our total revenues in the year ended December 31, 2020, we offer headquarter sales representation services to consumer goods manufacturers, for whom we prepare and present to retailers a business case to increase distribution of manufacturers’ products and optimize how they are displayed, priced and promoted. We also make in-store merchandising visits for both manufacturer and retailer clients to ensure the products we represent are adequately stocked and properly displayed.

Through our marketing segment, which generated approximately 34.7% of our total revenues in the year ended December 31, 2020, we help brands and retailers reach consumers through two main categories within the marketing segment. The first and largest is our retail experiential business, also known as in-store sampling or demonstrations, where we create manage highly customized large scale sampling programs (both in-store and online) for leading retailers. The second business is our collection of specialized agency businesses, in which we provide private label services to retailers and develop granular marketing programs for brands and retailers through our shopper, consumer and digital marketing agencies.

Recent Developments

Business Combination with Conyers Park

On September 7, 2020, Advantage Solutions Inc., now known as ASI Intermediate Corp. (“ASI”), entered into an agreement and plan of merger (as amended, modified, supplemented or waived, the “Merger Agreement”), with Conyers Park II Acquisition Corp., a Delaware corporation now known as Advantage Solutions Inc. (“Conyers Park”), CP II Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Conyers Park (“Merger Sub”), and Topco.

In September 2020 and in connection with its entry into the Merger Agreement, Conyers Park entered into subscription agreements (collectively, the “Subscription Agreements”) pursuant to which certain investors, including participating equityholders of Topco (the “Advantage Sponsors”), agreed to purchase Class A Common Stock of Conyers Park (“Common Stock”) at a purchase price of $10.00 per share (the “PIPE Investment”).

On October 27, 2020, Conyers Park held a special meeting of stockholders (the “Special Meeting”), at which the Conyers Park stockholders considered and adopted, among other matters, a proposal to approve the business combination, including (a) adopting the Merger Agreement and (b) approving the other transactions contemplated by the Merger Agreement and related agreements. Pursuant to the terms of the Merger Agreement, following the Special Meeting, on October 28, 2020 (the “Closing Date”), Merger Sub was merged with and into ASI with ASI being the surviving company in the merger (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). On the Closing Date, the PIPE Investment was consummated, and 85,540,000 shares of Common Stock were sold for aggregate gross proceeds of $855.4 million. Of the 85,540,000 shares of Common Stock, the Advantage Sponsors acquired 34,410,000 shares of Common Stock, and other purchasers acquired 51,130,000 shares of Common Stock.

Holders of 32,114,818 shares of Common Stock sold in its initial public offering properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds from Conyers Park’s initial public offering, calculated as of two business days prior to the consummation of the business combination, $10.06 per share, or $323.1 million in the aggregate (collectively, the “Redemptions”).

As a result of the Merger, among other things, pursuant to the Merger Agreement, Conyers Park issued to Topco, as sole stockholder of ASI prior to the Merger, aggregate consideration equal to (a) 203,750,000 shares of Common Stock, and (b) 5,000,000 shares of Common Stock that vested upon achievement of a market performance condition on January 15, 2021. After giving effect to the Transactions, the Redemptions, and the consummation of the PIPE Investment, there were 313,425,182 shares of Common Stock issued and outstanding as of the Closing Date, excluding the 5,000,000 shares of Common Stock subject to the market performance condition. The Common Stock and outstanding warrants of Conyers Park (renamed “Advantage Solutions Inc.” following the Transactions) commenced trading on the Nasdaq Global Select Market under the symbols “ADV” and “ADVWW”, respectively, on October 29, 2020.

As noted above, an aggregate of $323.1 million was paid from the Conyers Park’s trust account to holders in connection with the Redemption, and the remaining balance immediately prior to the closing of the Transactions of approximately $131.2 million remained in the trust account. The remaining amount in the trust account was used to fund the Transactions, including the entry into the New Senior Secured Credit Facilities (as defined below).

In connection with the Merger, ASI repaid and terminated $3.3 billion of debt arrangements under its First Lien Credit Agreement, Second Lien Credit Agreement, and accounts receivable securitization facility (the “AR Facility”) that existed in 2020 (collectively, the “Credit Facilities”) with incremental costs of $86.8 million. This amount was repaid by ASI through a combination of (i) cash on hand, (ii) proceeds from certain private investments in Common Stock, (iii) the entry by Advantage Sales & Marketing Inc., a wholly owned subsidiary of ASI, into (a) a new senior secured asset-based revolving credit facility, which permits borrowing in an aggregate principal amount of up to $400.0 million, subject to borrowing base capacity (the “New Revolving Credit Facility”), of which $100.0 million of principal amount was borrowed as of October 28, 2020, and (b) a new secured first lien term loan credit facility in an aggregate principal amount of $1.325 billion (the “New Term Loan Facility” and, together with the New Revolving Credit Facility, the “New Senior Secured Credit Facilities”), and (iv) the issuance by Advantage Solutions FinCo LLC, a direct subsidiary of Advantage Sales & Marketing Inc., of $775.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2028 (the “Notes”).

The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Conyers Park was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Topco having a relative majority of the voting power of the combined entity, the operations of ASI prior to the Merger comprising the only ongoing operations of the combined entity, and senior management of ASI comprising the senior management of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity represent a continuation of the financial statements of ASI with the acquisition being treated as the equivalent of ASI issuing stock for the net assets of Conyers Park, accompanied by a recapitalization. The net assets of Conyers Park was stated at historical cost, with no goodwill or other intangible assets recorded.

Impacts of the COVID-19 Pandemic

The COVID-19 pandemic has had, and is likely to continue to have, a severe and unprecedented impact on the world. Measures to prevent its spread, including government-imposed restrictions on large gatherings, closures of face-to-face events, “shelter in place” health orders and travel restrictions have had a significant effect on certain of our business operations. In response to these business disruptions, we have taken several actions including reducing certain of our discretionary expenditures, eliminating non-essential travel, terminating or amending certain office leases, furloughing, instituting pay reductions and deferrals and terminating some of our employees, particularly with respect to COVID-19 impacted operations.

These measures to prevent the spread of COVID-19 have adversely impacted certain areas of our business operations, including our in-store sampling, foodservice and European businesses. Most notably, we temporarily suspended all in-store sampling in all U.S. locations starting in March and April of 2020 as well as in certain international locations. More recently, we have started to re-open in-store sampling activities in certain retailers in certain geographies on a prudent, phased basis. While the restrictions relating to in-store sampling services have materially and adversely affected our results of operations during the year ended December 31, 2020, we have been successful in growing other adjacent services in our experiential marketing business such as online grocery pick-up sampling and virtual product demonstrations, both of which have seen increased adoption and demand. Our foodservice business continues to be negatively impacted by lower away-from-home demand resulting from the impact of the COVID-19 pandemic on various channels, including restaurants, education and travel and lodging. Our European business continues to be negatively impacted by activity restrictions implemented in the various European geographies in which we operate.

We have also experienced a positive impact in our headquarter sales and private label services where, due to the large increase in consumer purchases at retail to support incremental at-home consumption, our operations have experienced a favorable increase in volume and demand. Additionally, our e-commerce services have benefited due to the increase in consumer purchasing with online retailers.

These differing impacts are reflected in our financial results for the year ended December 31, 2020. Compared to the year ended December 31, 2019, our sales segment revenues increased 5.4% and its operating income and Adjusted EBITDA decreased 50.5% and increased 16.3% in the year ended December 31, 2020, respectively, while revenues, operating income and Adjusted EBITDA for our marketing segment decreased 40.2%, 95.7% and 34.6% in the year ended December 31, 2020, respectively. As a result, our sales segment revenues increased to almost two-thirds of our revenues in 2020, while in 2019, our revenues were split approximately 51.6% to 48.4% between our sales and marketing segments, respectively.

We also took various measures during the year ended December 31, 2020 to strengthen liquidity. For example, in accordance with the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), signed into law on March 27, 2020, we have deferred the deposit and payment of our portion of Social Security taxes. We have also received government aid from various countries in support of our local operations, including a government loan in Japan. Also, we consummated the Merger and the related Transactions, including the refinancing of our existing indebtedness and the incurrence of new indebtedness with the New Senior Secured

Credit Facilities and the Notes. As of December 31, 2020, we had $204.3 million in cash and cash equivalents. See “ —Liquidity and Capital Resources.”

We expect the ultimate significance of the impact of the pandemic on our financial condition, results of operations and cash flows will be dictated by the length of time that such circumstances continue, which will depend on the currently unknowable extent and duration of the COVID-19 pandemic and the nature and effectiveness of governmental, commercial and personal actions taken in response. We expect the COVID-19 pandemic will continue to impact our various businesses through at least the first half of 2021 based on the belief that certain restrictions on mobility and activities are likely to remain in place until such time a vaccine can be broadly distributed and administered.

Summary

Our financial performance for the year ended December 31, 2020 as compared to the year ended December 31, 2019 includes:

•	Revenues decreased by $629.4 million, or 16.6%, to $3,155.7 million;

•	Operating income decreased by $146.7 million, or 68.6%, to $67.0 million;

•	Net loss increased by $141.9 million, or 718.5%, to $161.7 million;

•	Adjusted Net Income increased by $13.9 million, or 8.2%, to $182.9 million; and

•	Adjusted EBITDA decreased by $16.9 million, or 3.3%, to $487.2 million.

We completed five business acquisitions during the year ended December 31, 2020, consisting of three sales agencies, which have been incorporated into our sales segment and two marketing agencies, which have been incorporated into our marketing segment. The aggregate purchase price for these acquisitions was $88.1 million, of which $68.0 million was paid in cash, $14.8 million in contingent consideration, and $5.3 million in holdbacks.

Factors Affecting Our Business and Financial Reporting

There are a number of factors, in addition to the impact of the ongoing COVID-19 pandemic, that affect the performance of our business and the comparability of our results from period to period including:

•

Organic Growth. Part of our strategy is to generate organic growth by expanding our existing client relationships, continuing to win new clients, pursuing channel expansion and new industry opportunities, enhancing our digital technology solutions, developing our international platform, delivering operational efficiencies and expanding into logical adjacencies. We believe that by pursuing these organic growth opportunities we will be able to continue to enhance our value proposition to our clients and thereby grow our business.

•

Acquisitions. We have grown and expect to continue to grow our business in part by acquiring quality businesses, both domestic and international. In December 2017, we completed the Daymon Acquisition, a leading provider of retailer-centric services, including private label development and management, merchandising and experiential marketing services. In addition to the Daymon Acquisition, we have completed 65 acquisitions from January 2014 to March 1, 2021, ranging in purchase prices from approximately $0.3 million to $98.5 million. Many of our acquisition agreements include contingent consideration arrangements, which are described below. We have completed acquisitions at what we believe are attractive purchase prices and have regularly structured our agreements to result in the generation of long-lived tax assets, which have in turn reduced our effective purchase prices when incorporating the value of those tax assets. We continue to look for strategic and tuck-in acquisitions that can be completed at attractive purchase prices.

•

Contingent Consideration. Many of our acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of financial performance thresholds by the operations attributable to the acquired businesses. The contingent consideration arrangements are based upon our valuations of the acquired businesses and are intended to share the investment risk with the sellers of such businesses if projected financial results are not achieved. The fair values of these contingent consideration arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent consideration payments as part of the initial purchase price. We review and assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from our initial estimates. Changes in the estimated fair value of contingent consideration liabilities related to the time component of the present value calculation are reported in “Interest expense, net.” Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

•

Depreciation and Amortization. As a result of the acquisition of our business by Topco on July 25, 2014 (the “2014 Topco Acquisition”), we acquired significant intangible assets, the value of which is amortized, on a straight-line basis, over 15 years from the date of the 2014 Topco Acquisition, unless determined to be indefinite-lived. The amortization of such intangible assets recorded in our consolidated financial statements has a significant impact on our operating income (loss) and net loss. Our historical acquisitions have increased, and future acquisitions likely will increase, our intangible assets. We do not believe the amortization expense associated with the intangibles created from our purchase accounting adjustments reflect a material economic cost to our business. Unlike depreciation expense which has an economic cost reflected by the fact that we must re-invest in property and equipment to maintain the asset base delivering our results of operations, we do not have any capital re-investment requirements associated with the acquired intangibles, such as client relationships and trade names, that comprise the majority of the finite-lived intangibles that create our amortization expense.

•

Foreign Exchange Fluctuations. Our financial results are affected by fluctuations in the exchange rate between the U.S. dollar and other currencies, primarily the Canadian dollars, British pounds and euros, due to our operations in such foreign jurisdictions. See also “ —Quantitative and Qualitative Disclosure of Market Risk—Foreign Currency Risk.”

•

Seasonality. Our quarterly results are seasonal in nature, with the fourth fiscal quarter typically generating a higher proportion of our revenues than other fiscal quarters, as a result of higher consumer spending. We generally record slightly lower revenues in the first fiscal quarter of each year, as our clients begin to roll out new programs for the year, and consumer spending generally is less in the first fiscal quarter than other quarters. Timing of our clients’ marketing expenses, associated with marketing campaigns and new product launches, can also result in fluctuations from one quarter to another.

How We Assess the Performance of Our Business

Revenues

Revenues related to our sales segment are primarily comprised of commissions, fee-for-service and cost-plus fees for providing retail services, category and space management, headquarter relationship management, technology solutions and administrative services. A small portion of our arrangements include performance incentive provisions, which allow us to earn additional revenues on our performance relative to specified quantitative or qualitative goals. We recognize the incentive portion of revenues under these arrangements when the related services are transferred to the customer.

Marketing segment revenues are primarily recognized in the form of a fee-for-service (including retainer fees, fees charged to clients based on hours incurred, project-based fees or fees for executing in-person consumer engagements or experiences, which engagements or experiences we refer to as events), commissions or on a cost-plus basis, in each case, related to services including experiential marketing, shopper and consumer marketing services, private label development or our digital, social and media services.

Given our acquisition strategy, we analyze our financial performance, in part, by measuring revenue growth in two ways—revenue growth attributable to organic activities and revenue growth attributable to acquisitions, which we refer to as organic revenues and acquired revenues, respectively.

We define organic revenues as any revenues that are not acquired revenues. Our organic revenues exclude the impacts of acquisitions and divestitures, when applicable, which improves comparability of our results from period to period.

In general, when we acquire a business, the acquisition includes a contingent consideration arrangement (e.g., an earn-out provision) and, accordingly, we separately track the financial performance of the acquired business. In such cases, we consider revenues generated by such a business during the 12 months following its acquisition to be acquired revenues. For example, if we completed an acquisition on July 1, 2019 for a business that included a contingent consideration arrangement, we would consider revenues from the acquired business from July 1, 2019 to June 30, 2020 to be acquired revenues. We generally consider growth attributable to the financial performance of an acquired business after the 12-month anniversary of the date of acquisition to be organic.

In limited cases, including the Daymon Acquisition, when the acquisition of an acquired business does not include a contingent consideration arrangement, or we otherwise do not separately track the financial performance of the acquired business due to operational integration, we consider the revenues that the business generated in the 12 months prior to its acquisition to be our acquired revenues for the 12 months following its acquisition, and any differences in revenues actually generated during the 12 months after its acquisition to be organic. For example, if we completed an acquisition on July 1, 2019 for a business that did not include a contingent consideration arrangement, we would consider the amount of revenues from the acquired business from July 1, 2018 to June 30, 2019 to be acquired revenues during the period from July 1, 2019 to June 30, 2020, with any differences from that amount actually generated during the latter period to be organic revenues.

All revenues generated by our acquired businesses are considered to be organic revenues after the 12-month anniversary of the date of acquisition.

When we divest a business, we consider the revenues that the divested business generated in the 12 months prior to its divestiture to be subtracted from acquired revenues for the 12 months following its divestiture. For example, if we completed a divestiture on July 1, 2019 for a business, we would consider the amount of revenues from the divested business from July 1, 2018 to June 30, 2019 to be subtracted from acquired revenues during the period from July 1, 2019 to June 30, 2020.

We measure organic revenue growth and acquired revenue growth by comparing the organic revenues or acquired revenues, respectively, period over period, net of any divestitures.

Cost of Revenues

Our cost of revenues consists of both fixed and variable expenses primarily attributable to the hiring, training, compensation and benefits provided to both full-time and part-time associates, as well as other project-related expenses. A number of costs associated with our associates are subject to external factors, including inflation, increases in market specific wages and minimum wage rates at federal, state and municipal levels and minimum pay levels for exempt roles. Additionally, when we enter into certain new client relationships, we may experience an initial increase in expenses associated with hiring, training and other items needed to launch the new relationship.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, payroll taxes and benefits for corporate personnel. Other overhead costs include information technology, occupancy costs for corporate personnel, professional services fees, including accounting and legal services, and other general corporate expenses. Additionally, included in selling, general and administrative expenses are costs associated with the changes in fair value of the contingent consideration of acquisitions and other acquisition-related costs. Acquisition-related costs are comprised of fees related to change of equity ownership, transaction costs, professional fees, due diligence and integration activities.

We also expect to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services.

Interest Expense

Interest expense relates primarily to borrowings under our First Lien Credit Agreement (including the Revolving Credit Facility), Second Lien Credit Agreement and New Senior Secured Credit Facilities as described below. See “ —Liquidity and Capital Resources.”

Depreciation and Amortization

Amortization Expense

Included in our depreciation and amortization expense is amortization of acquired intangible assets. We have ascribed value to identifiable intangible assets other than goodwill in our purchase price allocations for companies we have acquired. These assets include, but are not limited to, client relationships and trade names. To the extent we ascribe value to identifiable intangible assets that have finite lives, we amortize those values over the estimated useful lives of the assets. Such amortization expense, although non-cash in the period expensed, directly impacts our results of operations. It is difficult to predict with any precision the amount of expense we may record relating to future acquired intangible assets.

As a result of the 2014 Topco Acquisition, we acquired significant intangible assets, the value of which is amortized, on a straight-line basis, over 15 years from the date of the 2014 Topco Acquisition, unless determined to be indefinite-lived. We recognized a non-cash intangible asset impairment charge of $580.0 million during the year ended December 31, 2018, related to our sales trade name resulting from the 2014 Topco Acquisition considered to be indefinite lived. The impairment charge has been reflected in “Impairment of goodwill and indefinite-lived assets” in our Consolidated Statements of Operations and Comprehensive Loss, in addition to a $652.0 million non-cash goodwill impairment charge in the sales reporting unit.

Depreciation Expense

Depreciation expense relates to the property and equipment that we own, which represented less than 1% of our total assets at December 31, 2020.

Income Taxes

Income tax (benefit) expense and our effective tax rates can be affected by many factors, including state apportionment factors, our acquisition strategy, tax incentives and credits available to us, changes in judgment regarding our ability to realize our deferred tax assets, changes in our worldwide mix of pre-tax losses or earnings, changes in existing tax laws and our assessment of uncertain tax positions.

Cash Flows

We have positive cash flow characteristics, as described below, due to the limited required capital investment in the fixed assets and working capital needs to operate our business in the normal course. See “ —Liquidity and Capital Resources.”

Prior to the consummation of the Transactions (including our entry into the New Senior Secured Credit Facilities), our principal sources of liquidity have been cash flows from operations, borrowings under the Revolving Credit Facility (as herein defined) and other debt. Following the Transactions, our principal sources of liquidity are cash flows from operations, borrowings under the New Revolving Credit Facility, and other debt. Our principal uses of cash are operating expenses, working capital requirements, acquisitions and repayment of debt.

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net loss before (i) impairment of goodwill and indefinite-lived assets, (ii) amortization of intangible assets, (iii) private equity sponsors’ management fees and equity-based compensation expense, (iv) fair value adjustments of contingent consideration related to acquisitions, (v) acquisition-related expenses, (vi) costs associated with COVID-19, net of benefits received, (vii) EBITDA for economic interests in investments, (viii) restructuring expenses, (ix) litigation expenses, (x) (Recovery from) loss on Take 5, (xi) deferred financing fees, (xii) costs associated with the Take 5 Matter, (xiii) other adjustments that management believes are helpful in evaluating our operating performance, and (xiv) related tax adjustments.

We present Adjusted Net Income because we use it as a supplemental measure to evaluate the performance of our business in a way that also considers our ability to generate profit without the impact of items that we do not believe are indicative of our operating performance or are unusual or infrequent in nature and aid in the comparability of our performance from period to period. Adjusted Net Income should not be considered as an alternative for net loss, our most directly comparable measure presented on a GAAP basis.

Adjusted EBITDA and Adjusted EBITDA by Segment

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means net loss before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) private equity sponsors’ management fees and equity-based compensation expense, (vii) fair value adjustments of contingent consideration related to acquisitions, (viii) acquisition-related expenses, (ix) costs associated with COVID-19, net of benefits received, (x) EBITDA for economic interests in investments, (xi) restructuring expenses, (xii) litigation expenses, (xiii) (Recovery from) loss on Take 5, (xiv) costs associated with the Take 5 Matter and (xv) other adjustments that management believes are helpful in evaluating our operating performance.

We present Adjusted EBITDA and Adjusted EBITDA by segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain noncash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to Adjusted EBITDA. Neither Adjusted EBITDA nor Adjusted EBITDA by segment should be considered as an alternative for net loss, for our most directly comparable measure presented on a GAAP basis.

For a reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA by segment to operating income (loss), see “ —Non-GAAP Financial Measures.”

Take 5 Matter

On April 1, 2018, we acquired certain assets and liabilities of Take 5 for total consideration of $81.6 million, including the fair value of contingent consideration of $4.6 million and holdback liabilities of $0.8 million. As a result of a review of internal allegations related to inconsistency of data provided by Take 5 to its clients, we commenced an investigation into Take 5’s operations. In July 2019, as a result of our investigation, we determined that revenues during the fiscal year ended December 31, 2018 attributable to the Take 5 business had been recognized for services that were not performed on behalf of clients of Take 5 and that inaccurate reports were made to Take 5 clients about those services. As a result of our investigation into Take 5, in July 2019, we terminated all operations of Take 5, including the use of its associated trade names and the offering of its services to its clients and have offered refunds to Take 5 clients of collected revenues attributable to Take 5 since our acquisition of Take 5.

As a result of the Take 5 Matter, we determined that Take 5’s reported revenues were improperly recognized during the year ended December 31, 2018. We also determined that the amounts previously assigned to the assets of Take 5 acquired on the acquisition date had been improperly established based on inaccurate assumptions as to the fair value of the assets acquired.

We also voluntarily disclosed information about the misconduct at Take 5 to the United States Attorney’s Office and the Federal Bureau of Investigation and committed to cooperate in any governmental investigation. We are currently in arbitration proceedings with the sellers of Take 5, in which both us and the sellers of Take 5 have brought claims against each other.

As a result of the Take 5 Matter, we may be subject to a number of harms, risks and uncertainties, including substantial unanticipated costs for potential lawsuits by clients or other interested parties who claim to have been harmed by the misconduct at Take 5, other related costs and fees (in excess of the amounts already being offered as refunds), potential resulting governmental investigations and a reduction in our current and anticipated revenues. In addition, if we do not prevail in any litigation or governmental investigation related to these matters, we could be subject to costs related to such litigation or governmental investigation, including equitable relief, civil monetary damages, treble damages, repayment or criminal penalties, which may not be covered by insurance or may materially increase our insurance costs. We have incurred and will continue to incur additional substantial defense and investigation costs regardless of the outcome of any such litigation or governmental investigation. In addition, there can be no assurance to what degree, if any, we will be able to recover any such costs or damages from the former owners of Take 5, or whether such former owners of Take 5 engaged in further unknown improper activities that may subject us to further costs or damages, including potential reputational harm.

The Take 5 Matter may lead to additional harms, risks and uncertainties for us, including litigation and governmental investigations, a reduction in our current or anticipated revenues, a potential deterioration in our relationships or reputation and a loss in investor confidence.

In connection with the Take 5 Matter, we have removed previously recognized revenues of $18.7 million for the year ended December 31, 2018, attributable to the Take 5 business. Additionally, we recognized a $79.2 million loss on Take 5 in our Statement of Comprehensive Loss during the year ended December 31, 2018, representing the $76.2 million in cash we paid for Take 5, together with restated acquired liabilities of $3.0 million.

For the years ended December 31, 2020 and 2019, we incurred $3.6 million and $7.7 million, respectively, of costs associated with the investigation and remediation activities in connection with the Take 5 Matter, primarily professional fees and other related costs. For the years ended December 31, 2020 and 2019, the cost associated with the Take 5 Matter recognized as a component of Selling, general and administrative expenses was as follows;

	For the Year Ended
(in thousands)	December 31, 2020	December 31, 2019
Historical operating costs of Take 5	$—	$8,648
Investigation related costs	3,353	4,225
Remediation actions and other related cost	275	3,495

Total cost associated with Take 5 Matter	$3,628	$16,348

On May 15, 2020, we received $7.7 million from our representation and warranty insurance policy related to the acquisition of Take 5 for claims related to the Take 5 Matter, the maximum aggregate recovery under the policy.

Restructuring Charges

Restructuring charges include severance plans designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes. In response to the COVID-19 pandemic, we commenced a plan involving terminating certain employees, particularly with respect to COVID-19 impacted operations. In addition, we established a global work from home policy. A significant portion of our office-based workforce temporarily transitioned to working from home and we commenced a plan to strategically exit certain offices during the year ended December 31, 2020. Refer to Note 8—Leases, for additional information. During the years ended December 31, 2019 and 2018, in connection with the Daymon Acquisition, we commenced restructuring programs designed to achieve cost savings through transaction synergies. We recorded severance expenses of $4.6 million, $2.3 million, and $7.9 million included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020, 2019, and 2018, respectively.

Results of Operations

Our results of operations provide details of our financial results for 2020 and 2019 and year-to-year comparisons between 2020 and 2019. Discussion of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 7 of our Registration Statement on Form S-1 filed with the SEC on December 4, 2020.

Results of Operations for the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
(amounts in thousands)	2020		2019
Revenues	$3,155,671	100.0%	$3,785,063	100.0%
Cost of revenues	2,551,485	80.9%	3,163,443	83.6%
Selling, general, and administrative expenses	306,282	9.7%	175,373	4.6%
Recovery from Take 5	(7,700)	(0.2)%	—	0.0%
Depreciation and amortization	238,598	7.6%	232,573	6.1%

Total expenses	3,088,665	97.9%	3,571,389	94.4%

Operating income	67,006	2.1%	213,674	5.6%
Interest expense, net	234,044	7.4%	232,077	6.1%

Loss before income taxes	(167,038)	(5.3)%	(18,403)	(0.5)%
(Benefit from) provision for income taxes	(5,331)	(0.2)%	1,353	0.0%

Net loss	$(161,707)	(5.1)%	$(19,756)	(0.5)%

Other Financial Data
Adjusted Net Income(1)	$182,969	5.8%	$169,109	4.5%
Adjusted EBITDA(1)	$487,175	15.4%	$504,031	13.3%

(1)

Adjusted Net Income and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA and reconciliations of net loss to Adjusted Net Income and Adjusted EBITDA, see “—Non-GAAP Financial Measures.”

Comparison of the Years Ended December 31, 2020 and 2019

Revenues

	Year Ended December 31,		Change
(amounts in thousands)	2020	2019	$	%
Sales	$2,060,593	$1,954,705	$105,888	5.4%
Marketing	1,095,078	1,830,358	(735,280)	(40.2)%

Total revenues	$3,155,671	$3,785,063	$(629,392)	(16.6)%

Total revenues decreased by $629.4 million, or 16.6%, during the year ended December 31, 2020, as compared to the year ended December 31, 2019.

The sales segment revenues increased $105.9 million, of which $61.3 million were revenues from acquired businesses during the year ended December 31, 2020 as compared to the year ended December 31, 2019. Excluding revenues from acquired businesses, the segment experienced an increase of $44.6 million in organic revenues primarily due to growth in our headquarter sales and retail services where we benefitted from several new clients and an increase in commission revenues as a result of significant increases in purchases of consumer goods in the retail channel with an increase in eat-at-home consumption due to the COVID-19 pandemic, as well as expansion in our e-commerce services. These were partially offset by weakness in both our foodservice and our European businesses due to the temporary closures affecting those industries and locations and other adverse impacts of the COVID-19 pandemic has had on these services.

The marketing segment revenues declined $735.3 million during the year ended December 31, 2020 as compared to the year ended December 31, 2019, which includes revenues of $9.4 million from acquired businesses. Excluding revenues from acquired businesses, the segment experienced a decline of $744.7 million in organic revenues. The decrease in revenues were primarily due to temporary suspensions or reductions of certain in-store sampling services as a result of the COVID-19 pandemic.

Cost of Revenues

Cost of revenues as a percentage of revenues for the year ended December 31, 2020 was 80.9%, as compared to 83.6% for the year ended December 31, 2019. The decrease as a percentage of revenues was largely attributable to the change in the revenue mix of our services as a result of the COVID-19 pandemic, with an increase in commission-based revenues as a result of increased purchases of consumer goods within the retail channel, the temporary suspension or reduction of certain in-store sampling services and reduced travel related expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the year ended December 31, 2020 was 9.7%, as compared to 4.6% for the year ended December 31, 2019. The increase as a percentage of revenues for the year ended December 31, 2020 was primarily attributable to an increase in equity-based compensation expense related to equity units of Topco as a result of the consummation of the Transactions. The Company recognized non-cash compensation expenses of $62.7 million in connection with the Common Series C Units and $13.3 million in connection with the Common Series C-2 Units for the year ended December 31, 2020. For additional information, refer to Note 11—Equity-Based Compensation of our audited consolidated financial statements for the year ended December 31, 2020. The activity and expense associated with the units at Topco had no impact on the outstanding Common Stock of Advantage Solutions Inc. Further contributing to the increase in Selling, general and administrative expenses was an increase in $34.3 million of restructuring charges primarily associated with terminating certain office leases, $39.8 million of transaction bonuses and certain retention and anniversary payments paid shortly following the completion of the Transactions, offset by $12.7 million reduction of expenses related to the Take 5 Matter.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $6.0 million, or 2.6%, to $238.6 million for the year ended December 31, 2020, from $232.6 million for the year ended December 31, 2019. The increase was primarily attributable to the amortization of additional intangibles from recently acquired businesses.

Operating Income

	Year Ended December 31,		Change
(amounts in thousands)	2020	2019	$	%
Sales	$63,305	$127,961	$(64,656)	(50.5)%
Marketing	3,701	85,713	(82,012)	(95.7)%

Total operating income	$67,006	$213,674	$(146,668)	(68.6)%

In the sales segment, the decrease in operating income during the year ended December 31, 2020 was primarily attributable to an increase in equity-based compensation expense related to Topco units as a result of the consummation of the Transactions, acquisition-related expenses, and one-time restructuring charges associated with terminating certain office leases, offset by the growth in revenues in the sales segment as described above.

In the marketing segment, the decrease in operating income during the year ended December 31, 2020 was primarily attributable to the decrease in revenues as described above coupled with an increase in equity-based compensation expense related to the equity units of Topco as a result of the consummation of the Transactions and one-time restructuring charges associated with terminating certain office leases offset by reduction of expenses related to the Take 5 Matter including the insurance recovery and government grants received as a result of the COVID-19 pandemic.

Interest Expense, Net

Interest expense, net increased $1.9 million, or 0.8%, to $234.0 million for the year ended December 31, 2020, from $232.1 million for the year ended December 31, 2019.

The increase in interest expense, net was primarily due to an increase of $41.4 million of fees associated with the issuance of the New Senior Secured Credit Facilities and the Notes offset by the decrease in interest rates applicable to certain indebtedness for the year ended December 31, 2020 as compared to the year ended December 31, 2019.

(Benefit from) Provision for Income Taxes

Benefit from income taxes was $5.3 million for the year ended December 31, 2020 as compared to a provision for income taxes of $1.4 million for the year ended December 31, 2019. The fluctuation was primarily attributable to the greater pre-tax loss and lower tax adjustments associated with Global Intangible Low Tax Income (“GILTI”), meals and entertainment, foreign taxes for the year ended December 31, 2020.

Net Loss

Net loss was $161.7 million for the year ended December 31, 2020, compared to net loss of $19.8 million for the year ended December 31, 2019. The increase in net loss was primarily driven by the decrease in operating income and increase in interest expense which were impacted by non-recurring expenses primarily as a result of the consummation of the Transactions, partially offset by favorability associated with the benefit from income taxes as described above.

Adjusted Net Income

The increase in Adjusted Net Income for the year ended December 31, 2020 was attributable to the decrease in interest expense after adjusting for non-recurring costs incurred as part of the Transactions offset by the decline in the marketing segment related to the temporary suspension or reductions of in-store sampling programs during the pandemic and increase in provision for income taxes after adjusting for non-recurring costs incurred as a result of the consummation of the Transactions. For a reconciliation of Adjusted Net Income to Net loss, see “ —Non-GAAP Financial Measures”.

Adjusted EBITDA and Adjusted EBITDA by Segment

	Year Ended December 31,		Change
(amounts in thousands)	2020	2019	$	%
Sales	$360,017	$309,531	$50,486	16.3%
Marketing	127,158	194,500	(67,342)	(34.6)%

Total Adjusted EBITDA	$487,175	$504,031	$(16,856)	(3.3)%

Adjusted EBITDA decreased $16.9 million, or 3.3%, to $487.2 million for the year ended December 31, 2020, from $504.0 million for the year ended December 31, 2019.

The decrease in Adjusted EBITDA was primarily attributable to the decline in revenues in the marketing segment, primarily due to the temporary suspension of certain in-store sampling services, offset by the growth in revenues in the sales segment with favorable margin contributions from our headquarter sales services as described above. For a reconciliation of Adjusted EBITDA to net loss, see “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net loss before (i) impairment of goodwill and indefinite-lived assets, (ii) amortization of intangible assets, (iii) private equity sponsors’ management fees and equity-based compensation expense, (iv) fair value adjustments of contingent consideration related to acquisitions, (v) acquisition-related expenses, (vi) costs associated with COVID-19, net of benefits received, (vii) EBITDA for economic interests in investments, (viii) restructuring expenses, (ix) litigation expenses, (x) (Recovery from) loss on Take 5, (xi) deferred financing fees, (xii) costs associated with the Take 5 Matter, (xiii) other adjustments that management believes are helpful in evaluating our operating performance, and (xiv) related tax adjustments.

We present Adjusted Net Income because we use it as a supplemental measure to evaluate the performance of our business in a way that also considers our ability to generate profit without the impact of items that we do not believe are indicative of our operating performance or are unusual or infrequent in nature and aid in the comparability of our performance from period to period. Adjusted Net Income should not be considered as an alternative for our Net loss, our most directly comparable measure presented on a GAAP basis.

A reconciliation of Adjusted Net Income to Net loss is provided in the following table:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net loss	$(161,707)	$(19,756)	$(1,151,223)
Less: Net income attributable to noncontrolling interest	736	1,416	6,109
Add:
Impairment of goodwill and indefinite-lived assets	—	—	1,232,000
Sponsors’ management fee and equity-based compensation expense(a)	98,119	7,960	(2,432)
Fair value adjustments related to contingent consideration related to acquisitions(b)	13,367	1,516	(54,464)
Acquisition-related expenses(c)	50,823	31,476	61,155
Restructuring expenses(d)	39,770	5,385	12,465
Litigation expenses(e)	1,980	3,500	1,200
Amortization of intangible assets(f)	193,543	189,881	188,831
Costs associated with COVID-19, net of benefits received(g)	(11,954)	—	—
Deferred financing fees(h)	41,428	—	—
(Recovery from) loss on Take 5	(7,700)	—	79,165
Costs associated with the Take 5 Matter(i)	3,628	16,368	14,178
Tax adjustments related to non-GAAP adjustments(j)	(77,592)	(65,805)	(238,615)

Adjusted Net Income	$182,969	$169,109	$136,151

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means net loss before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets,

(v) amortization of intangible assets, (vi) Advantage Sponsors’ management fees and equity-based compensation expense, (vii) fair value adjustments of contingent consideration related to acquisitions, (viii) acquisition-related expenses, (ix) costs associated with COVID-19, net of benefits received, (x) EBITDA for economic interests in investments, (xi) restructuring expenses, (xii) litigation expenses, (xiii) (Recovery from) loss on Take 5, (xiv) costs associated with the Take 5 Matter and (xv) other adjustments that management believes are helpful in evaluating our operating performance.

We present Adjusted EBITDA and Adjusted EBITDA by segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain noncash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to Adjusted EBITDA. Neither Adjusted EBITDA nor Adjusted EBITDA by segment should be considered as an alternative for our Net loss, our most directly comparable measure presented on a GAAP basis

A reconciliation of Adjusted EBITDA to Net loss is provided in the following table:

Consolidated	Year Ended December 31,
(in thousands)	2020	2019	2018
Net loss	$(161,707)	$(19,756)	$(1,151,223)
Add:
Interest expense, net	234,044	232,077	229,643
(Benefit from) provision for income taxes	(5,331)	1,353	(168,334)
Depreciation and amortization	238,598	232,573	225,233
Impairment of goodwill and indefinite-lived assets	—	—	1,232,000
Sponsors’ management fee and equity-based compensation expense(a)	98,119	7,960	(2,432)
Fair value adjustments related to contingent consideration related to acquisitions(b)	13,367	1,516	(54,464)
Acquisition-related expenses(c)	50,823	31,476	61,155
EBITDA for economic interests in investments(k)	(6,462)	(8,421)	(7,212)
Restructuring expenses(d)	39,770	5,385	12,465
Litigation expenses(e)	1,980	3,500	1,200
Costs associated with COVID-19, net of benefits received(g)	(11,954)	—	—
(Recovery from) loss on Take 5	(7,700)	—	79,165
Costs associated with the Take 5 Matter(i)	3,628	16,368	14,178

Adjusted EBITDA	$487,175	$504,031	$471,374

Financial information by segment, including a reconciliation of Adjusted EBITDA by segment to operating income (loss), the closest GAAP financial measure, is provided in the following table:

Sales Segment	Year Ended December 31,
(in thousands)	2020	2019	2018
Operating income (loss)	$63,305	$127,961	$(1,072,702)
Add:
Depreciation and amortization	171,569	161,563	157,098
Impairment of goodwill and indefinite-lived assets	—	—	1,232,000
Sponsors’ management fee and equity-based compensation expense(a)	71,124	6,418	1,020
Fair value adjustments related to contingent consideration related to acquisitions(b)	8,371	(2,720)	(54,628)
Acquisition-related expenses(c)	36,722	18,276	31,699
EBITDA for economic interests in investments(k)	(7,565)	(8,395)	(7,155)
Restructuring expenses(d)	20,295	2,928	6,663
Litigation expenses(e)	1,658	3,500	1,200
Costs associated with COVID-19, net of benefits received(g)	(5,462)	—	—

Sales Segment Adjusted EBITDA	$360,017	$309,531	$295,195

Marketing Segment	Year Ended December 31,
(in thousands)	2020	2019	2018
Operating income (loss)	$3,701	$85,713	$(17,212)
Add:
Depreciation and amortization	67,029	71,010	68,135
Sponsors’ management fee and equity-based compensation expense(a)	26,995	1,542	(3,452)
Fair value adjustments related to contingent consideration related to acquisitions(b)	4,996	4,236	164
Acquisition-related expenses(c)	14,101	13,200	29,456
EBITDA for economic interests in investments(k)	1,103	(26)	(57)
Restructuring expenses(d)	19,475	2,457	5,802
Litigation expenses(e)	322	—	—
Costs associated with COVID-19, net of benefits received(g)	(6,492)	—	—
(Recovery from) loss on Take 5	(7,700)	—	79,165
Costs associated with the Take 5 Matter(i)	3,628	16,368	14,178

Marketing Segment Adjusted EBITDA	$127,158	$194,500	$176,179

(a)

Represents the management fees and reimbursements for expenses paid to certain of the Advantage Sponsors (or certain of the management companies associated with it or its advisors) pursuant to a management services agreement in years ended December 31, 2020, 2019 and 2018. Also represents expenses related to (i) equity-based compensation expense associated with grants of Common Series D Units of Topco made to one of the Advantage Sponsors, (ii) equity-based compensation expense associated with the Common Series C Units of Topco as a result of the Transactions, (iii) compensation amounts associated with the Company’s Management Incentive Plan originally scheduled for potential payment March 2022 that were accelerated and terminated as part of the Transactions, and (iv) compensation amounts associated with the anniversary payments to Tanya Domier. Certain of Ms. Domier’s anniversary payments were accelerated as part of the Transactions.
(b)

Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions, excluding the present value accretion recorded in interest expense, net, for the applicable periods. See Note 6—Other Liabilities to our audited consolidated financial statements for the year ended December 31, 2020.

(c)

Represents fees and costs associated with activities related to our acquisitions and restructuring activities related to our equity ownership, including transaction bonuses paid in connection with the Transactions, professional fees, due diligence and integration activities.

(d)

Represents fees and costs associated with various internal reorganization activities among our consolidated entities. The increase during the year ended December 31, 2020 relates primarily to costs related to the abandonment of certain office leases offset by the decrease relates primarily to the non-cash settlement of lease liabilities. For additional information, refer to Note 8—Leases of our audited consolidated financial statements for the year ended December 31, 2020.

(e)	Represents legal settlements that are unusual or infrequent costs associated with our operating activities.
(f)	Represents the amortization of intangible assets recorded in connection with the 2014 Topco Acquisition and our other acquisitions.
(g)

Represents (i) costs related to implementation of strategies for workplace safety in response to COVID-19, including employee-relief fund, additional sick pay for front-line associates, medical benefit payments for furloughed associates, and personal protective equipment; and (ii) benefits received from government grants for COVID-19 relief.

(h)

Represents fees associated with the issuance of the New Senior Secured Credit Facilities and the Notes. For additional information, refer to Note 7 – Debt of our audited consolidated financial statements for the year ended December 31, 2020.

(i)

Represents $3.6 million and $7.7 million of costs associated with investigation and remediation activities related to the Take 5 Matter, primarily, professional fees and other related costs, respectively for the years ended December 31, 2020 and 2019, respectively. Represents $8.6 million and $14.2 million of operating expenses associated with the Take 5 business, which we believe do not reflect the ongoing operating performance of our business for the years ended December 31, 2019 and 2018, respectively.

(j)

Represents the tax provision or benefit associated with the adjustments above, taking into account the Company’s applicable tax rates, after excluding adjustments related to items that do not have a related tax impact.

(k)

Represents additions to reflect our proportional share of Adjusted EBITDA related to our equity method investments and reductions to remove the Adjusted EBITDA related to the minority ownership percentage of the entities that we fully consolidate in our financial statements.

Liquidity and Capital Resources

Prior to the Transactions, our principal sources of liquidity were cash flows from operations, borrowings under the Credit Facilities, including $2.5 billion under the First Lien Credit Agreement and $760 million under the Second Lien Credit Agreement which were scheduled to mature in July 2021 and July 2022, respectively. On October 28, 2020, in connection with the Transactions, we (i) repaid the outstanding debt under the First and Second Lien Credit Agreements and a separate accounts receivable securitization facility, (ii) entered into the New Senior Secured Credit Facilities consisting of the $1.325 billion New Term Loan Facility and the $400.0 million New Revolving Credit Facility, (iii) borrowed $100.0 million under the New Revolving Credit Facility and (iv) issued $775.0 million of Notes. Following the Transactions, our principal sources of liquidity have been cash flows from operations, borrowings under the New Revolving Credit Facility, and other debt. Our principal uses of cash are operating expenses, working capital requirements, acquisitions, and repayment of debt.

Cash Flows

A summary of our cash provided by or used in our operating, investing and financing activities are shown in the following table:

	Year Ended December 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$345,730	$151,343
Net cash used in investing activities	(99,003)	(61,808)
Net cash used in financing activities	(230,152)	(38,208)
Net effect of foreign currency fluctuations on cash	4,366	3,179

Net change in cash, cash equivalents and restricted cash	$20,941	$54,506

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2020, consisted of net loss of $161.7 million adjusted for certain non-cash items, including depreciation and amortization of $238.6 million and effects of changes in working capital. Net cash provided by operating activities for the year ended December 31, 2019 consisted of net loss of $19.8 million adjusted for certain non-cash items, including depreciation and amortization of $232.6 million and effects of changes in working capital. The increase in cash provided by operating activities during the year ended December 31, 2020 relative to the same period in 2019 was primarily due to the reduced working capital need as a result of the temporary suspension and reduction of certain in-store sampling services during the year ended December 31, 2020. To a lesser extent, the reduction of income taxes and the deferral of payment of our portion of Social Security taxes of $48.0 million have also contributed to the increase in cash provided by operating activities.

Net Cash Used in Investing Activities

For the years ended December 31, 2020 and 2019, our net cash used in investing activities primarily consisted of acquisitions. Additionally, we invest cash for the purchase of property and equipment to support our increased employee headcount and overall growth in our business. We expect that we will make additional capital expenditures and investments in the future to support the future growth of our business.

Net Cash Used in Financing Activities

We primarily finance our growth through cash flows from operations, however, we also incur long-term debt or borrow under lines of credit when necessary to execute acquisitions. Cash flows from financing activities consisted of borrowings related to these lines of credit and subsequent payments of principal and financing fees. Additionally, many of our acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of future financial performance by the operations attributable to the acquired companies. The portion of the cash payment up to the acquisition date fair value of the contingent consideration liability are classified as financing outflows, and amounts paid in excess of the acquisition date fair value of that liability are classified as operating outflows.

Cash flows related to financing activities during the year ended December 31, 2020, were primarily related to the proceeds from new borrowings under the New Term Loan Facility and issuance of the Notes of $2.1 billion, the repayment of our First and Second Lien Credit Agreements and principal payments on our long-term debt of $3.2 billion, and the proceeds from issuance of our common stock of $929.2 million, net of fees, as a result of the consummation of the Transactions.

In connection with the Transactions, our debt arrangements that existed in 2020 were repaid and terminated. At the closing of the Transactions, we also had $100.0 million of borrowing under the New Revolving Credit Facility, of which, $50.0 million was paid off in 2020 due to the reduced working capital need. On May 25, 2020, one of our majority owned subsidiaries operating in Japan entered into two loan agreements and had aggregate principal amount of $2.8 million borrowings from a bank lender pursuant to a local government loan program. Subsequently, one of the loans was refinanced on October 26, 2020 for reduction of the interest payments. The loans, which includes the refinanced loan, bear interest rates of 1.82% and 1.83% per annum with maturity dates of May 27, 2029, and October 27, 2029, respectively, and amounts under the loans will be repayable to the lender in monthly installments.

Cash flows related to financing activities during the year ended December 31, 2019 were primarily related to $25.8 million in principal payments on our long-term debt and $21.2 million related to payments of contingent consideration.

Description of Credit Facilities

New Senior Secured Credit Facilities

In connection with the consummation of the Transaction, Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company (the “Borrower”) entered into the New Senior Secured Credit Facilities consisting of (i) the New Revolving Credit Facility, which is a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $400.0 million, subject to borrowing base capacity and (ii) the New Term Loan Facility, which is a secured first lien term loan credit facility in an aggregate principal amount of $1.325 billion.

New Revolving Credit Facility

Our New Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $400.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under our New Revolving Credit Facility then in effect. Loans under the New Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A., will act as administrative agent and ABL Collateral Agent. The New Revolving Credit Facility matures five years after the date we enter into the New Revolving Credit Facility. We may use borrowings under the New Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments.

Borrowings under the New Revolving Credit Facility are limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable plus specified percentages of qualified cash, minus the amount of any applicable reserves. Borrowings will bear interest at a floating rate, which can be either an adjusted Eurodollar rate plus an applicable margin or, at the Borrower’s option, a base rate plus an applicable margin. The applicable margins for the New Revolving Credit Facility are 2.00%, 2.25% or 2.50%, with respect to Eurodollar rate borrowings and 1.00%, 1.25% or 1.50%, with respect to base rate borrowings, in each case depending on average excess availability under the New Revolving Credit Facility. The Borrower’s ability to draw under the New Revolving Credit Facility or issue letters of credit thereunder will be conditioned upon, among other things, the Borrower’s delivery of prior written notice of a borrowing or issuance, as applicable, the Borrower’s ability to reaffirm the representations and warranties contained in the credit agreement governing the New Revolving Credit Facility and the absence of any default or event of default thereunder.

The Borrower’s obligations under the New Revolving Credit Facility are guaranteed by Karman Intermediate Corp. (“Holdings”) and all of the Borrower’s direct and indirect wholly owned material U.S. subsidiaries (subject to certain permitted exceptions) and Canadian subsidiaries (subject to certain permitted exceptions, including exceptions based on immateriality thresholders of aggregate assets and revenues of Canadian subsidiaries) (the “Guarantors”). The New Revolving Credit Facility is secured by a lien on substantially all of Holdings’, the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The Borrower’s New Revolving Credit Facility has a first-priority lien on the current asset collateral and a second-priority lien on security interests in the fixed asset collateral (second in priority to the liens securing the Notes and the New Term Loan Facility discussed below), in each case, subject to other permitted liens.

The New Revolving Credit Facility has the following fees: (i) an unused line fee of 0.375% or 0.250% per annum of the unused portion of the New Revolving Credit Facility, depending on average excess availability under the New Revolving Credit Facility; (ii) a letter of credit participation fee on the aggregate stated amount of each letter of credit equal to the applicable margin for adjusted Eurodollar rate loans, as applicable; and (iii) certain other customary fees and expenses of the lenders and agents thereunder.

The New Revolving Credit Facility contains customary covenants, including, but not limited to, restrictions on the Borrower’s ability and that of our subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness, enter into transactions with affiliates or change our line of business. The New Revolving Credit Facility will require the maintenance of a fixed charge coverage ratio (as set forth in the credit agreement governing the New Revolving Credit Facility) of 1.00 to 1.00 at the end of each fiscal quarter when excess availability is less than the greater of $25 million and 10% of the lesser of the borrowing base and maximum borrowing capacity. Such fixed charge coverage ratio will be tested at the end of each quarter until such time as excess availability exceeds the level set forth above.

The New Revolving Credit Facility provides that, upon the occurrence of certain events of default, the Borrower’s obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders thereunder, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy, insolvency, corporate arrangement, winding-up, liquidation or similar proceedings, material money judgments, material pension-plan events, certain change of control events and other customary events of default.

New Term Loan Facility

The New Term Loan Facility consists of a term loan facility denominated in US dollars in an aggregate principal amount of $1.325 billion. Borrowings under the New Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount. Borrowings will bear interest at a floating rate, which can be either an adjusted Eurodollar rate plus an applicable margin or, at the Borrower’s option, a base rate plus an applicable margin. The applicable margins for the New Term Loan Facility are 5.25% with respect to Eurodollar rate borrowings and 4.25% with respect to base rate borrowings.

The Borrower may voluntarily prepay loans or reduce commitments under the New Term Loan Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (other than a 1.00% premium on any prepayment in connection with a repricing transaction prior to the date that is twelve months after the date we entered into the New Term Loan Facility).

The Borrower will be required to prepay the New Term Loan Facility with 100% of the net cash proceeds of certain asset sales (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios) and subject to certain reinvestment rights, 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios).

The Borrower’s obligations under the New Term Loan Facility are guaranteed by Holdings and the Guarantors. Our New Term Loan Facility is secured by a lien on substantially all of Holdings’, the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The New Term Loan Facility has a first-priority lien on the fixed asset collateral (equal in priority with the liens securing the Notes) and a second-priority lien on security interests in the current asset collateral (second in priority to the liens securing the New Revolving Credit Facility), in each case, subject to other permitted liens.

The New Term Loan Facility contains certain customary negative covenants, including, but not limited to, restrictions on the Borrower’s ability and that of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates.

The New Term Loan Facility provides that, upon the occurrence of certain events of default, the Borrower’s obligations thereunder may be accelerated. Such events of default will include payment defaults to the lenders thereunder, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy, insolvency, corporate arrangement, winding-up, liquidation or similar proceedings, material money judgments, change of control and other customary events of default.

Senior Secured Notes

In connection with the Transactions, Advantage Solutions FinCo LLC (“Finco”) issued $775.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2028 (the “Notes”). Substantially concurrently with the Transactions, Finco merged with and into Advantage Sales & Marketing Inc. (the “Issuer”), with the Issuer continuing as the surviving entity and assuming the obligations of Finco. The Notes were sold to BofA Securities, Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. LLC and Apollo Global Securities, LLC. The Notes were resold to certain non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 100% of their principal amount. The terms of the Notes are governed by an Indenture, dated as of October 28, 2020 (the “Indenture”), among Finco, the Issuer, the guarantors named therein (the “Notes Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent.

Interest and maturity

Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 at a rate of 6.50% per annum, commencing on May 15, 2021. The Notes will mature on November 15, 2028.

Guarantees

The Notes are guaranteed by Holdings and each of the Issuer’s direct and indirect wholly owned material U.S. subsidiaries (subject to certain permitted exceptions) and Canadian subsidiaries (subject to certain permitted exceptions, including exceptions based on immateriality thresholders of aggregate assets and revenues of Canadian subsidiaries) that is a borrower or guarantor under the New Term Loan Facility.

Security and Ranking

The Notes and the related guarantees are the general, senior secured obligations of the Issuer and the Notes Guarantors, are secured on a first-priority pari passu basis by security interests on the fixed asset collateral (equal in priority with liens securing the New Term Loan Facility), and are secured on a second-priority basis by security interests on the current asset collateral (second in priority to the liens securing the New Revolving Credit Facility and equal in priority with liens securing the New Term Loan Facility), in each case, subject to certain limitations and exceptions and permitted liens.

The Notes and related guarantees rank (i) equally in right of payment with all of the Issuer’s and the Guarantors’ senior indebtedness, without giving effect to collateral arrangements (including the New Senior Secured Credit Facilities) and effectively equal to all of the Issuer’s and the Guarantors’ senior indebtedness secured on the same priority basis as the Notes, including the New Term Loan Facility, (ii) effectively subordinated to any of the Issuer’s and the Guarantors’ indebtedness that is secured by assets that do not constitute collateral for the Notes to the extent of the value of the assets securing such indebtedness and to indebtedness that is secured by a senior-priority lien, including the New Revolving Credit Facility to the extent of the value of the current asset collateral and (iii) structurally subordinated to the liabilities of the Issuer’s non-Guarantor subsidiaries.

Optional redemption for the Notes

The Notes are redeemable on or after November 15, 2023 at the applicable redemption prices specified in the Indenture plus accrued and unpaid interest. The Notes may also be redeemed at any time prior to November 15, 2023 at a redemption price equal to 100% of the aggregate principal amount of such Notes to be redeemed plus a “make-whole” premium, plus accrued and unpaid interest. In addition, the Issuer may redeem up to 40% of the original aggregate principal amount of Notes before November 15, 2023 with the net cash proceeds of certain equity offerings at a redemption price equal to 106.5% of the aggregate principal amount of such Notes to be redeemed, plus accrued and unpaid interest. Furthermore, prior to November 15, 2023 the Issuer may redeem during each calendar year up to 10% of the original aggregate principal amount of the Notes at a redemption price equal to 103% of the aggregate principal amount of such Notes to be redeemed, plus accrued and unpaid interest. If the Issuer or its restricted subsidiaries sell certain of their respective assets or experience specific kinds of changes of control, subject to certain exceptions, the Issuer must offer to purchase the Notes at par. In connection with any offer to purchase all Notes, if holders of no less than 90% of the aggregate principal amount of Notes validly tender their Notes, the Issuer is entitled to redeem any remaining Notes at the price offered to each holder.

Restrictive covenants

The Notes are subject to covenants that, among other things limit the Issuer’s ability and its restricted subsidiaries’ ability to: incur additional indebtedness or guarantee indebtedness; pay dividends or make other distributions in respect of, or repurchase or redeem, the Issuer’s or a parent entity’s capital stock; prepay, redeem or repurchase certain indebtedness; issue certain preferred stock or similar equity securities; make loans and investments; sell or otherwise dispose of assets; incur liens; enter into transactions with affiliates; enter into agreements restricting the Issuer’s subsidiaries’ ability to pay dividends; and consolidate, merge or sell all or substantially all of the Issuer’s assets. Most of these covenants will be suspended on the Notes so long as they have investment grade ratings from both Moody’s Investors Service, Inc. and S&P Global Ratings and so long as no default or event of default under the Indenture has occurred and is continuing.

Events of default

The following constitute events of default under the Notes, among others: default in the payment of interest; default in the payment of principal; failure to comply with covenants; failure to pay other indebtedness after final maturity or acceleration of other indebtedness exceeding a specified amount; certain events of bankruptcy; failure to pay a judgment for payment of money exceeding a specified aggregate amount; voidance of subsidiary guarantees; failure of any material provision of any security document or intercreditor agreement to be in full force and effect; and lack of perfection of liens on a material portion of the collateral, in each case subject to applicable grace periods.

First Lien Credit Agreement and Second Lien Credit Agreement

In connection with the Transactions, our debt arrangements under the First Lien Credit Agreement and Second Lien Credit Agreement as well as the AR Facility that existed as of September 30, 2020 were repaid and terminated with incremental costs of $86.8 million. For a description of the First Lien Credit Agreement and Second Lien Credit Agreement that have been refinanced in connection with the consummation of the Transactions on October 28, 2020, please see the additional information set forth in Note 7—Debt, to our audited consolidated financial statements for the year ended December 31, 2020.

Future Cash Requirements

The following table summarizes certain estimated future cash requirements under the Company’s various contractual obligations at December 31, 2020, in total and disaggregated into current and long-term obligations:

(in thousands)	Total	Current	Long-Term
Operating lease liabilities(1)	$65,631	$20,894	$44,737
Client deposits(2)	10,706	10,706	—
Total debt excluding deferred issuance costs(3)	2,153,618	63,745	2,089,873
Other long-term liabilities on the consolidated balance sheets
Contingent consideration(4)	45,901	10,733	35,168
Unpaid claims(5)	64,953	34,401	30,552
Holdbacks(6)	6,268	5,764	504

Total contractual obligations	$2,347,077	$146,243	$2,200,834

(1)	Refer to Note 8 — Leases of our audited consolidated financial statements for the year ended December 31, 2020 for additional information regarding the maturity of operating lease liabilities.
(2)	Represents payments collected from our clients, primarily, associated with market development funds that arise out of our business.
(3)

We have an aggregate principal amount of $1.325 billion borrowing on the New Term Loan Facility, which bears interest at a floating rate, which can be either an adjusted Eurodollar rate plus an applicable margin or, at the Borrower’s option, a base rate plus an applicable margin, and $775.0 million in Senior Secured Notes, which is subject to a fixed interest rate of 6.5%. Refer to Note 7 — Debt of our audited consolidated financial statements for the year ended December 31, 2020 for additional information regarding the maturities of debt principal. Total debt excluding deferred issuance costs does not include the obligation of future interest payments.

(4)	Refer to Note 6 — Other Liabilities of our audited consolidated financial statements for the year ended December 31, 2020 for additional information regarding the contingent consideration liabilities.
(5)	Represents $56.2 million of an estimated liability under our workers’ compensation programs for claims incurred but unpaid and $8.8 million of employee insurance reserves as of December 31, 2020.
(6)

Represents $6.2 million of holdback amounts which are used to withhold a portion of the initial purchase price payment until certain post-closing conditions are satisfied and are typically settled within 24 months of the acquisition.

Cash and Cash Equivalents Held Outside the United States

As of December 31, 2020 and 2019, $87.7 million and $59.3 million, respectively, of our cash and cash equivalents and marketable securities were held by foreign subsidiaries. As of December 31, 2020 and 2019, $28.9 million and $31.8 million, respectively, of our cash and cash equivalents and marketable securities were held by foreign branches.

We assessed our determination as to our indefinite reinvestment intent for certain of our foreign subsidiaries and recorded a deferred tax liability of approximately $2.1 million of withholding tax as of December 31, 2020 for unremitted earnings in Canada with respect to which the Company does not have an indefinite reinvestment assertion. We will continue to evaluate our cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds from the foreign subsidiaries except for Canada. We have continued to assert indefinite reinvestment on all other earnings as it is necessary for continuing operations and to grow the business. If at a point in the future our assertion changes, we will evaluate tax-efficient means to repatriate the income. In addition, we expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions. These alternatives could result in higher tax expense or increased interest expense. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of December 31, 2020, to be indefinitely reinvested and, accordingly, no provision has been made for taxes in excess of the $2.1 million noted above.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in our consolidated financial statements. Additionally, we do not have an interest in, or relationships with, any special-purpose entities.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions about future events that affect amounts reported in our consolidated financial statements and related notes, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. We evaluate our accounting policies, estimates and judgments on an on-going basis. We base our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

We evaluated the development and selection of our critical accounting policies and estimates and believe that the following involve a higher degree of judgment or complexity and are most significant to reporting our results of operations and financial position, and are therefore discussed as critical. The following critical accounting policies reflect the significant estimates and judgments used in the preparation of our consolidated financial statements. With respect to critical accounting policies, even a relatively minor variance between actual and expected experience can potentially have a materially favorable or unfavorable impact on subsequent results of operations. More information on all of our significant accounting policies can be found in the footnotes to our audited consolidated financial statements included elsewhere in this Annual Report.

Revenue Recognition

We recognize revenues when control of promised goods or services are transferred to the client in an amount that reflects the consideration that we expect to be entitled to in exchange for such goods or services. Substantially all of our contracts with clients involve the transfer of a service to the client, which represents the performance obligation that is satisfied over time because the client simultaneously receives and consumes the benefits of the services provided. In most cases, the contracts include a performance obligation that is comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). We allocate variable consideration to each period of service to which it relates.

Revenues related to the sales segment are primarily recognized in the form of commissions, fee-for-service or on a cost-plus basis for providing headquarter relationship management, analytics, insights and intelligence services, administrative services, retail services, retailer client relationships and in-store media programs and digital technology solutions (which include our business intelligence solutions, e-commerce services and content services).

Marketing segment revenues are primarily recognized in the form of a fee-for-service (including retainer fees, fees charged to clients based on hours incurred, project-based fees or fees for executing in-person consumer engagements or experiences, which engagements or experiences we refer to as events), commissions or on a cost-plus basis for providing experiential marketing, shopper and consumer marketing services, private label development and our digital, social and media services.

Our revenue recognition policies generally result in recognition of revenues at the time services are performed. Our accounting policy for revenue recognition has an impact on our reported results and relies on certain estimates that require judgments on the part of management. We record an allowance as a reduction to revenue for differences between estimated revenues and the amounts ultimately invoiced to our clients based on our historical experience and current trends. Cash collected in advance of services being performed is recorded as deferred revenues.

We have contracts that include variable consideration whereby the ultimate consideration is contingent on future events such as the client’s sales to retailers, hours worked, event count, costs incurred and performance incentive bonuses. Commission revenues are generally earned upon performance of headquarter relationship management, analytics, insights and intelligence, e-commerce, administration and retail services arrangements. As part of these arrangements, we provide a variety of services to consumer goods manufacturers in order to improve the manufacturer’s sales to retailers. This includes primarily outsourced sales, business development, category and space management, relationship management and in-store sales strategy services. In exchange for these services, we earn an agreed upon percentage of our client’s sales to retailers, which is agreed upon on a manufacturer-by-manufacturer basis. We may be entitled to additional fees upon meeting specific performance goals or thresholds, which we refer to as bonus revenue. The variability of the consideration for the services transferred during a reporting period is typically resolved by the end of the reporting period. However, for certain client contracts, we estimate the variable consideration for the services that have been transferred to the client during the reporting period. We typically estimate the variable consideration based on the expected value method. Estimates are based on historical experience and current facts known during the reporting period. We recognize revenue related to variable consideration if it is probable that a significant reversal of revenue recognized will not occur. When such probable threshold is not satisfied, we will constrain some or all of the variable consideration, and such constrained amount will not be recognized as revenue until the probable threshold is met or the uncertainty is resolved and the final amount is known. We record an adjustment to revenue for differences between estimated revenues and the amounts ultimately invoiced to the client. Adjustments to revenue during the current period related to services transferred during prior periods were not significant for the year ended December 31, 2020.

We have contracts that include fixed consideration such as a fee per project or a fixed monthly fee. For contracts with a fee per project, revenue is recognized over time using an input method such as hours worked that reasonably depicts our performance in transferring control of the services to the client. We determined that the input method represents a reasonable method to measure the satisfaction of the performance obligation to the client. For contracts with a fixed monthly fee, revenue is recognized using a time-based measure resulting in a straight-line revenue recognition. A time-based measure was determined to represent a reasonable method to measure the satisfaction of the performance obligation to the client because we have a stand ready obligation to make itself available to provide services upon the client’s request or the client receives the benefit from our services evenly over the contract period.

We evaluate each client contract individually in accordance with the applicable accounting guidance to determine whether we act as a principal (whereby we would present revenue on a gross basis) or as an agent (whereby we would present revenue on a net basis). While we primarily act as a principal in our arrangements and report revenues on a gross basis, given the varying terms of our client contracts, we will occasionally act as an agent and in such instances present revenues on a net basis. For example, for certain advertising arrangements, our clients purchase media content in advance, and we do not take on any risk of recovering the cost to acquire the media. As a result, we determined we act as the agent in these arrangements and record revenues and their related costs on a net basis as its agency services are performed. However, in cases where media is not purchased in advance by our clients, we record such revenues and the related costs on a gross basis, as we bear the risk of recovering the costs to acquire the media and are responsible for fulfillment of the services.

We record revenues from sales of services and the related direct costs in accordance with the accounting guidance on reporting revenue gross as a principal versus net as an agent. In situations where we act as a principal in the transaction, we report gross revenues and cost of revenues. When we act as an agent, we report the revenues and their related costs on a net basis. Cost of revenues does not include depreciation charges for fixed assets.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired in an acquisition. We test for impairment of goodwill at the reporting unit level. We generally combine reporting units, which are a component of an operating segment when they have similar economic characteristics, nature of services, types of client, distribution methods and regulatory environment. We have two reporting units, sales and marketing, which are also our operating segments.

We test our goodwill for impairment at the beginning of the fourth quarter of a given fiscal year, and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. We have the option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before performing a quantitative impairment test. If the qualitative assessment indicates it is not more likely than not that the fair value of a reporting unit, as determined applying the quantitative impairment test described below, is less than the carrying amount, then there is no need to perform the quantitative impairment test. Upon performing the quantitative impairment test, if the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment loss; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

Our annual goodwill impairment assessment for the year ended December 31, 2020 was performed as of October 1, 2020. We utilize a combination of income and market approaches to estimate the fair value of our reporting units. The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions for, the reporting units’ revenue growth rates, operating margins terminal growth rates, and discount rates, all of which require significant management judgment. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy (described in “Fair Value Measurements in Note 1, Organization and Significant Accounting Policies,”). The market approach applies market multiples derived from the historical earnings data of selected guideline publicly-traded companies to our reporting units’ businesses to yield a second assumed value of each reporting unit, which requires significant management judgement. The guideline companies are first screened by industry group and then further narrowed based on the reporting units’ business descriptions, markets served, competitors, operating margins and revenue size. Market multiples are then selected from within the range of these guideline companies multiples based on the subject reporting unit. We based our fair value estimates on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to our planned strategy, it may cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future.

We compare a weighted average of the output from the income and market approaches to the carrying value of each reporting unit. We also compare the aggregate estimated fair value of our reporting units to the estimated value of our total invested capital on a marketable basis.

Based on the results of our quantitative impairment test performed for our reporting units, we determined that our goodwill was not impaired for the year ended December 31, 2020. The fair value of the sales reporting unit exceeded its carrying value by 8.3%. The fair value of the marketing reporting unit significantly exceeded its carrying value, which we define as greater than 20%. Management determined that no additional triggering events occurred that required us to perform an interim goodwill impairment test as of December 31, 2020.

In performing the quantitative impairment test for the year ended December 31, 2019, we had also determined that our goodwill was not impaired. The fair value of the sales reporting unit exceeded its carrying value by 3.5%. The fair value of the marketing reporting unit significantly exceeded its carrying value. Management determined that no additional triggering events occurred that required us to perform an interim goodwill impairment test as of December 31, 2019.

During the year ended December 31, 2018, based on the results of our quantitative impairment test performed for the sales reporting unit, we recognized a $652.0 million non-cash goodwill impairment charge in the sales reporting unit for the year ended December 31, 2018. While there was no single determinative event or factor, the consideration of the weight of evidence of several factors that led us to conclude that it was more likely than not that the fair value of the sales reporting unit was below its carrying value. These factors included: (i) the decrease of revenues and profitability due to a large retailer revising its in-store retail merchandising program to restrict manufacturers’ ability to select any third-party outsource provider to perform unrestricted and unmonitored retail merchandising, (ii) the unrelated decrease of revenues and profitability related to reduced services from several clients in the grocery channel and foodservice channel, (iii) the combination of our completed third quarter and preliminary fourth quarter results being below management’s expectations and (iv) the development and approval of our 2019 annual operating plan in the fourth quarter of 2018, which provided additional insights into expectations such as lower long-term revenue growth and profitability expectations.

We are not aware of other larger retailers that intend to adopt a similar model and we have not identified any anticipated limitations on the services we provide to clients that would have a material and adverse impact on our future cash flows. We do not believe the circumstances described above are representative of a broader trend. However, uncertainty in the way retailers conduct business could have an impact on our future growth and could result in future impairment charges. We recorded the non-cash goodwill impairment charge in 2018, which has been reflected in our Consolidated Statements of Operations and Comprehensive Loss.

Based on the results of our quantitative impairment test performed for the sales reporting unit for the year ended December 31, 2018, our sales reporting unit was written down to its respective fair value, resulting in zero excess fair value over its carrying value. Based on the results of our quantitative impairment test performed for the marketing reporting unit for the year ended December 31, 2018, we determined that goodwill was not impaired. The fair value of the marketing reporting unit significantly exceeded its carrying value, which we define as being greater than 20%.

Indefinite-Lived Assets

Our indefinite-lived intangible assets are comprised of our sales and marketing trade names. Intangible assets with indefinite useful lives are not amortized but tested annually, at the beginning of the fourth quarter, for impairment or more often if events occur or circumstances change that would create a triggering event. We have the option to perform a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value before performing a quantitative impairment test. We test our indefinite-lived intangible assets for impairment using a relief from royalty method by comparing the estimated fair values of the indefinite-lived intangible assets with the carrying values. The estimates used in the determination of fair value are subjective in nature and involve the use of significant assumptions. These estimates and assumptions include revenue growth rates, terminal growth rates, discount rates and royalty rates. which requires significant management judgement. The assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates.

In connection with our annual quantitative impairment test as of October 1, 2020 and 2019, we concluded that our indefinite-lived intangible assets were not impaired for the years ended December 31, 2020 and 2019. The fair value of the indefinite-lived intangible assets related to sales trade names exceeded its carrying value by 13.3% and 8.3% for the years ended December 31, 2020 and 2019, respectively. The fair value of the indefinite-lived intangible assets related to marketing trade names exceeded its carrying value by 8.4% and 10.0% for the years ended December 31, 2020 and 2019, respectively. Management determined that no additional triggering events occurred that required us to perform an interim impairment test of indefinite-lived intangible assets as of December 31, 2020 and 2019.

During the year ended December 31, 2018, we concluded the carrying value of the indefinite-lived trade name in the sales reporting unit exceeded its estimated fair value. While there was no single determinative event or factor, the factors that led to the impairment were the same circumstances outlined in the goodwill impairment discussion above. As a result, we recognized a non-cash intangible asset impairment charge of $580.0 million during the year ended December 31, 2018, which has been reflected in our Consolidated Statements of Operations and Comprehensive Loss. Based on the quantitative test performed for the indefinite-lived marketing trade name, we determined that the indefinite-lived marketing trade name was not impaired for the year ended December 31, 2018.

Equity-Based Compensation

In January 2021 and February 2021, we granted performance restricted stock units with respect to our Class A common stock (“PSUs”) under the Advantage Solutions Inc. 2020 Incentive Award Plan (the “2020 Plan”). The grants provided for a target of 2,557,188 shares to be issued pursuant to the PSUs under the 2020 Plan. The PSUs are subject to the achievement of certain performance conditions based on the Company’s Adjusted EBITDA and revenues and the recipient’s continued service to the Company, the PSUs are scheduled to vest over a three-year period from the date of grant and may vest from 0% to 150% of the targeted number of shares set forth in the immediately preceding sentence (any shares that may be earned above the target number are scheduled to vest on the third anniversary of the grant date).

In January 2021 and February 2021, we granted restricted stock units with respect to our Class A common stock (“RSUs”) of 1,703,663 shares. RSUs for 125,000 shares of our Class A common stock are scheduled to vest in two equal tranches on the first and second anniversaries of the grant date. The remaining RSUs are scheduled to vest in three equal tranches, and a tranche shall vest on each of the first, second and third anniversaries of the grant date.

In January 2021, we also granted RSUs to certain of our directors (Ronald E. Blaylock, Beverly Chase, Virginie Costa and Elizabeth Muñoz-Guzman) with respect to 10,356 shares each. The grants were made in accordance with the Company’s Non-Employee Director Compensation Policy. The RSUs granted to these directors are scheduled to vest on the earlier of the one-year anniversary of the date of grant or the day immediately preceding the date of the first annual meeting of the Company’s stockholders occurring after the date of grant.

Topco, the parent company of the Company, has a long-term equity incentive plan that allows for the grant of time- and performance-based profit interests, or Common Series C Units, in Topco to certain of its and its subsidiaries’ directors and employees in exchange for services provided to us. Since we receive the benefit associated with such services the related expense is recorded within our Consolidated Statements of Operations and Comprehensive Loss. These profit interests are subject to certain vesting requirements including time and performance requirements based on specified annual targets substantially similar to Adjusted EBITDA thresholds. These awards are subject to forfeiture unless the following performance conditions are met: (i) 75% of the awards will vest when certain of the Advantage Sponsors as of the date of the 2014 Topco Acquisition, or the Common Series A Limited Partners of Topco, realize a pre-tax internal rate of return of 8% compounded annually and (ii) the remaining 25% of the awards vest when the Common Series A Limited Partners of Topco realize a pre-tax internal rate of return of 20% compounded annually. On March 15, 2018, Topco modified the vesting requirements. In accordance with the performance conditions, generally 75% of the awards will vest over a four-year term, subject to the employee’s continued employment. The remaining 25% of the equity awards vest when the Advantage Sponsors as of the date of the 2014 Topco Acquisition realize a pre-tax internal rate of return of 20% compounded annually. Once the equity awards vest, forfeiture may still occur as a result of termination of employment of the equity award holders or if an exit event occurs which is not a vesting exit event. Notwithstanding prior vesting, certain awards are subject to a requirement that the Advantage Sponsors receive a specific return on their equity investment, prior to the awards participating in any distribution whether in cash, property or securities of Topco. Certain awards vest over the remaining initial four-year terms, subject to the employee’s continued employment. The limited partnership agreement also authorizes Topco to issue up to 35,000 Common Series C-2 Units to members of our management, which Common Series C-2 Units are subject to substantially similar vesting and forfeiture provisions as the Common Series C Units, including forfeiture upon certain terminations of employment of the applicable holders or a non-qualifying exit event.

As a result of the Transactions, the Company recognized non-cash compensation expenses of $62.7 million in connection with the Common Series C Units and $13.3 million in connection with the Common Series C-2 Units for the year ended December 31, 2020. Additional expenses of $5.7 million and $0.4 million are anticipated to occur, when the time-based options further vest in 2021 and 2022, respectively. If the vesting exit event of the remaining 25% of the equity awards is deemed probable to occur, the Company would have recognized a compensation expense of $8.2 million and $0.1 million for the years ended December 31, 2020 and 2021, respectively. No expense was recorded in the years ended December 31, 2019, or 2018 since a vesting exit event was not yet deemed probable of occurring.

Topco also issued time-vesting profit interests to entities affiliated with one of the Advantage Sponsors, from whom we received services. These time-vesting profit interests vested on a monthly basis beginning on October 1, 2014 through September 1, 2019. We record the compensation expense associated with the issuance of such awards for non-employees as we receive the benefit of the services being provided by the non-employees.

Topco is a private company with no active market for its equity securities. In determining the fair value of Topco’s equity, we utilize three widely recognized valuation models:

•

Discounted Cash Flow Analysis (Income Model)—The discounted cash flow analysis is dependent on a number of significant management assumptions regarding the expected future financial results of us and Topco as well as upon estimates of an appropriate cost of capital;

•	Guideline Public Companies (Market Model)—Multiples of historical and projected EBITDA from guideline public companies are applied to estimate the fair value for the equity of Topco; and

•

Mergers and Acquisition (Market Model)—Multiples of historical enterprise value divided by last twelve months revenues, and enterprise value divided by last twelve months EBITDA for mergers and acquisitions of comparable companies.

After considering the results of each of these valuation models, we then use the Backsolve Option Pricing Method, or OPM, to determine the fair value of the profit interest awards and resulting equity-based compensation expense.

Assumptions used in the OPM include the expected life, volatility, risk-free rate and dividend yield. We utilize the observable data for a group of peer companies that grant options with substantially similar terms to assist in developing our volatility assumption. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant over the expected term. We assume a dividend yield of 0% as we have not historically paid distributions.

The assumptions used in estimating the fair value of equity-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, equity-based compensation expense could be different in the future.

As a result of the publicly traded price of our common stock, certain key valuation inputs to the option pricing method will be based on publicly available information. These key valuation inputs include the fair value of our common stock, and once there is a sufficient trading history, the volatility would be derived from the historical trading activity of our common stock.

Refer to Notes 11—Equity-Based Compensation and 18—Subsequent Events, to our audited consolidated financial statements included elsewhere in this Annual Report for details regarding Topco’s and our equity-based compensation plans.

Recently Issued Accounting Pronouncements

Refer to Note 1, Organization and Significant Accounting Policies – Recent Accounting Pronouncements, to our audited consolidated financial statements included elsewhere in this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

Our exposure to foreign currency exchange rate fluctuations is primarily the result of foreign subsidiaries primarily domiciled in Europe and Canada. We use financial derivative instruments to hedge foreign currency exchange rate risks associated with our Canadian subsidiary.

The assets and liabilities of our international subsidiaries, whose functional currencies are primarily the Canadian dollars, British pounds and euros, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated income before taxes would have decreased by approximately $2.6 million for the year ended December 31, 2020.

Interest Rate Risk

Prior to the Transaction, interest rate exposure related primarily to the effect of interest rate changes on borrowings outstanding under our AR Facility, Revolving Credit Facility, First Lien Term Loans, and Second Lien Term Loans.

Subsequent to the Transactions, interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under the New Term Loan Facility, New Revolving Credit Facility and Notes. As of the closing of the Transactions, we drew $100.0 million on the New Revolving Credit Facility, which was subject to an assumed interest rate of 2.75%. Additionally, we borrowed an aggregate principal amount of $1.325 billion on the New Term Loan Facility, which are subject to an assumed interest rate of 6.0% and $775.0 million in Notes, which is subject to a fixed interest rate of 6.5%.

We manage our interest rate risk through the use of derivative financial instruments. Specifically, we have entered into interest rate cap agreements to manage our exposure to potential interest rate increases that may result from fluctuations in LIBOR. We do not designate these derivatives as hedges for accounting purposes, and as a result, all changes in the fair value of derivatives, used to hedge interest rates, are recorded in “Interest expense, net” in our Consolidated Statements of Operations and Comprehensive Loss.

As of December 31, 2020, we had interest rate cap contracts on $1.5 billion of notional value of principal from various financial institutions, with a maturity dates of January 24, 2022 to manage our exposure to interest rate movements on variable rate credit facilities when three-months LIBOR on term loans exceeds caps ranging from 3.25% to 3.50%. The aggregate fair value of our interest rate caps represented an outstanding net liability of $1.9 million as of December 31, 2020.

In addition, we had interest rate cap contracts on an additional $650.0 million of notional value of principal from other financial institutions, with a maturity date of December 16, 2024 to manage our exposure to interest rate movements on variable rate credit facilities when one-month LIBOR on term loans exceeding a cap of 0.75%. The aggregate fair value of our interest rate caps represented an outstanding net asset of $1.8 million as of December 31, 2020.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate on the New Term Loan Facility and New Revolving Credit Facility would have resulted in an increase of $1.3 million in interest expense, net of gains from interest rate caps, for the year ended December 31, 2020.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.

Item 8.	Financial Statements and Supplementary Data.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	69
Consolidated Balance Sheets	72
Consolidated Statements of Operations and Comprehensive Loss	73
Consolidated Statements of Stockholders’ Equity	74
Consolidated Statements of Cash Flows	75
Notes to Consolidated Financial Statements	76
Schedule I—Condensed Parent Only Financial Information of Advantage Solutions Inc. as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018	122

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advantage Solutions Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Advantage Solutions Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity, and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2.2 billion as of December 31, 2020. Management tests goodwill for impairment at the beginning of the fourth quarter of a given fiscal year, and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. Upon performing the quantitative impairment test, if the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment loss. Management performed a quantitative impairment test as of October 1, 2020 for its reporting units, and determined that its goodwill is not impaired. Management utilizes a combination of income and market approaches to estimate the fair value of its reporting units. The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions for the reporting units’ revenue growth rates, operating margins, terminal growth rates, and discount rates, all of which require significant management judgment. The market approach applies market multiples derived from the historical earnings data of selected guideline publicly-traded companies to the reporting units’ businesses to yield a value of each reporting unit, which requires significant management judgment.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates of the reporting units; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, operating margins, terminal growth rates, discount rates, and market multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for determining the fair value estimates of the reporting units; (ii) evaluating the appropriateness of the income and market approaches, and the combination of the approaches; (iii) testing the completeness and accuracy of the underlying data used in the fair value estimates; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, operating margins, terminal growth rates, discount rates, and market multiples. Evaluating management’s assumptions related to revenue growth rates and operating margins involved evaluating whether the assumptions were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches, and the combination of the approaches and (ii) the reasonableness of the significant assumptions related to the terminal growth rates, discount rates, and market multiples.

Indefinite-Lived Intangible Assets Impairment Assessment

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets net carrying value was $900 million as of December 31, 2020. Intangible assets with indefinite useful lives are not amortized but tested annually, at the beginning of the fourth quarter, for impairment or more often if events occur or circumstances change that would create a triggering event. Management performed a quantitative impairment test as of October 1, 2020, and determined that its indefinite-lived intangible assets are not impaired. Management tests its indefinite-lived intangible assets for impairment using a relief from royalty method by comparing the estimated fair values of the indefinite-lived intangible assets with the carrying values. The estimates used in the determination of fair value are subjective in nature and involve the use of significant assumptions. These estimates and assumptions include revenue growth rates, terminal growth rates, discount rates, and royalty rates, all of which require significant management judgment.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment assessment is a critical audit matter are (i) the significant judgment by management when determining the fair value estimates of the indefinite-lived intangible assets; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, terminal growth rates, discount rates, and royalty rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for determining the fair value estimates; (ii) evaluating the appropriateness of the relief from royalty method; (iii) testing the completeness and accuracy of the underlying data used in the fair value estimates; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, terminal growth rates, discount rates, and royalty rates. Evaluating management’s assumption related to revenue growth rates involved evaluating whether the assumption was reasonable considering (i) the current and past performance of the underlying assets; (ii) the consistency with external market and industry data; and (iii) whether this assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty method and (ii) the reasonableness of the significant assumptions related to the terminal growth rates, discount rates, and royalty rates.

/s/ PricewaterhouseCoopers LLP

Irvine, California

March 16, 2021

We have served as the Company’s auditor since 2003.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$204,301	$184,224
Restricted cash	15,665	14,801
Accounts receivable, net of allowance for expected credit losses of $16,377 and $15,107, respectively	574,142	684,046
Prepaid expenses and other current assets	105,643	69,420

Total current assets	899,751	952,491
Property and equipment, net	80,016	114,690
Goodwill	2,163,339	2,116,696
Other intangible assets, net	2,452,796	2,600,596
Investments in unconsolidated affiliates	115,624	111,663
Other assets	65,966	116,547

Total assets	$5,777,492	$6,012,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$63,745	$27,655
Accounts payable	195,452	179,415
Accrued compensation and benefits	142,136	136,645
Other accrued expenses	121,758	128,835
Deferred revenues	51,898	45,581

Total current liabilities	574,989	518,131
Long-term debt, net of current portion	2,029,328	3,172,087
Deferred income tax liabilities, net	491,242	506,362
Other long-term liabilities	141,910	146,297

Total liabilities	3,237,469	4,342,877

Commitments and contingencies (Note 17)
Equity attributable to stockholders of Advantage Solutions Inc.
Preferred stock, no par value, 10,000,000 shares authorized; none issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 318,425,182 and 203,750,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	32	20
Additional paid in capital	3,356,417	2,337,471
Accumulated deficit	(907,738)	(745,295)
Loans to Karman Topco L.P.	(6,316)	(6,244)
Accumulated other comprehensive income (loss)	674	(8,153)

Total equity attributable to stockholders of Advantage Solutions Inc.	2,443,069	1,577,799
Nonredeemable noncontrolling interest	96,954	92,007

Total stockholders’ equity	2,540,023	1,669,806

Total liabilities and stockholders’ equity	$5,777,492	$6,012,683

See Notes to the Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except share and per share data)	2020	2019	2018
Revenues	$3,155,671	$3,785,063	$3,707,628
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,551,485	3,163,443	3,108,651
Selling, general, and administrative expenses	306,282	175,373	152,493
Impairment of goodwill and indefinite-lived assets	—	—	1,232,000
(Recovery from) loss on Take 5	(7,700)	—	79,165
Depreciation and amortization	238,598	232,573	225,233

Total expenses	3,088,665	3,571,389	4,797,542

Operating income (loss)	67,006	213,674	(1,089,914)
Interest expense, net	234,044	232,077	229,643

Loss before income taxes	(167,038)	(18,403)	(1,319,557)
(Benefit from) provision for income taxes	(5,331)	1,353	(168,334)

Net loss	(161,707)	(19,756)	(1,151,223)
Less: net income attributable to noncontrolling interest	736	1,416	6,109

Net loss attributable to stockholders of Advantage Solutions Inc.	(162,443)	(21,172)	(1,157,332)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,827	5,497	(8,961)

Total comprehensive loss attributable to stockholders of Advantage Solutions Inc.	$(153,616)	$(15,675)	$(1,166,293)

Net loss per common share:
Basic and diluted	$(0.73)	$(0.10)	$(5.68)

Weighted-average number of common shares:
Basic and diluted	223,227,833	203,750,000	203,750,000

See Notes to the Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated	Advantage
			Additional	Retained	Loans	Other	Solutions Inc.	Nonredeemable	Total
	Common Stock		Paid-in	Earnings	to	Comprehensive	Stockholders’	noncontrolling	Stockholders’
(in thousands, except share data)	Shares	Amount	Capital	(Deficit)	Topco	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2018, as originally reported	125	$—	$2,345,360	$433,209	$(248)	$(4,689)	$2,773,632	$73,734	$2,847,366
Retroactive application of recapitalization	203,749,875	20	(20)	—	—	—	—	—	—

Balance at January 1, 2018, as adjusted	203,750,000	20	2,345,340	433,209	(248)	(4,689)	2,773,632	73,734	2,847,366
Comprehensive loss
Net (loss) income	—	—	—	(1,157,332)	—	—	(1,157,332)	6,109	(1,151,223)
Foreign currency translation adjustments	—	—	—	—	—	(8,961)	(8,961)	(3,384)	(12,345)

Total comprehensive (loss) income							(1,166,293)	2,725	(1,163,568)

Increase in noncontrolling interest	—	—	—	—	—	—	—	588	588
Redemption of noncontrolling interest	—	—	(1,196)	—	—	—	(1,196)	(197)	(1,393)
Loans to Karman Topco L.P.	—	—	—	—	(5,802)	—	(5,802)	—	(5,802)
Equity-based compensation	—	—	(7,877)	—	—	—	(7,877)	—	(7,877)

Balance at December 31, 2018	203,750,000	20	2,336,267	(724,123)	(6,050)	(13,650)	1,592,464	76,850	1,669,314

Comprehensive loss
Net (loss) income	—	—	—	(21,172)	—	—	(21,172)	1,416	(19,756)
Foreign currency translation adjustments	—	—	—	—	—	5,497	5,497	1,515	7,012

Total comprehensive (loss) income							(15,675)	2,931	(12,744)

Increase in noncontrolling interest	—	—	—	—	—	—	—	12,749	12,749
Redemption of noncontrolling interest	—	—	(109)	—	—	—	(109)	(523)	(632)
Loans to Karman Topco L.P.	—	—	—	—	(194)	—	(194)	—	(194)
Equity-based compensation	—	—	1,313	—	—	—	1,313	—	1,313

Balance at December 31, 2019	203,750,000	20	2,337,471	(745,295)	(6,244)	(8,153)	1,577,799	92,007	1,669,806

Comprehensive loss
Net (loss) income	—	—	—	(162,443)	—	—	(162,443)	736	(161,707)
Foreign currency translation adjustments	—	—	—	—	—	8,827	8,827	4,211	13,038

Total comprehensive (loss) income							(153,616)	4,947	(148,669)

Recapitalization transaction, net of fees and deferred taxes	109,675,182	11	929,173	—	—	—	929,184	—	929,184
Issuance of performance shares	5,000,000	1	(1)	—	—	—	—	—	—
Loans to Karman Topco L.P.	—	—	—	—	(72)	—	(72)	—	(72)
Equity-based compensation	—	—	89,774	—	—	—	89,774	—	89,774

Balance at December 31, 2020	318,425,182	$32	$3,356,417	$(907,738)	$(6,316)	$674	$2,443,069	$96,954	$2,540,023

See Notes to Consolidated Financial Statements

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(161,707)	$(19,756)	$(1,151,223)
Adjustments to reconcile net loss to net cash provided by operating activities
Noncash interest expense	15,550	18,980	19,120
Extinguishment costs related to repayment of First and Second Lien Credit Agreements	11,275	—	—
Impairment of goodwill and long-lived assets	—	—	1,232,000
Loss on Take 5	—	—	79,165
Depreciation and amortization	238,598	232,573	225,233
Fair value adjustments related to contingent consideration	16,091	6,064	(45,662)
Deferred income taxes	(14,357)	(68,063)	(213,615)
Equity-based compensation	89,774	1,313	(7,877)
Equity in earnings of unconsolidated affiliates	(5,138)	(4,850)	(4,784)
Distribution received from unconsolidated affiliates	968	707	2,058
Loss on disposal of property and equipment	21,091	—	—
Loss on divestiture	—	1,033	—
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	116,105	(33,290)	73,693
Prepaid expense and other assets	24,687	19,114	(2,101)
Accounts payable	10,880	21,635	(14,364)
Accrued compensation and benefits	4,514	19,417	(2,930)
Deferred revenues	4,535	2,207	12,688
Other accrued expenses and other liabilities	(27,136)	(45,741)	(75,053)

Net cash provided by operating activities	345,730	151,343	126,348

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired	(68,057)	(10,582)	(186,014)
Purchase of investment in unconsolidated affiliates	—	(1,881)	(269)
Purchase of property and equipment	(30,946)	(52,419)	(47,162)
Proceeds from divestiture	—	1,750	2,000
Return on investments from unconsolidated affiliates	—	1,324	—

Net cash used in investing activities	(99,003)	(61,808)	(231,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	213,927	20,070	30,000
Payments on lines of credit	(164,828)	(19,697)	(30,000)
Proceeds from accounts receivable securitization facility	120,000	—	—
Payment under accounts receivable securitization facility	(120,000)	—	—
Proceeds from issuance of long-term debt	—	—	350,368
Proceeds from government loans for COVID-19 relief	4,822	—	—
Proceeds from new borrowings under the New Senior Secured Credit Facilities	2,100,000	—	—
Principal payments on long-term debt	(3,229,848)	(25,810)	(27,070)
Proceeds from recapitalization, net of fees	925,216	—	—
Settlement of Daymon credit agreement	—	—	(205,128)
Contingent consideration payments	(18,314)	(21,172)	(26,811)
Financing fees paid	(58,391)	—	(17,071)
Holdback payments	(2,736)	(1,224)	(845)
Contribution from noncontrolling interest	—	10,257	—
Redemption of noncontrolling interest	—	(632)	(3,303)

Net cash (used in) provided by financing activities	(230,152)	(38,208)	70,140

Net effect of foreign currency fluctuations on cash	4,366	3,179	(9,146)
Net change in cash, cash equivalents and restricted cash	20,941	54,506	(44,103)

Cash, cash equivalents and restricted cash, beginning of period	199,025	144,519	188,622

Cash, cash equivalents and restricted cash, end of period	$219,966	$199,025	$144,519

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest	$151,030	$210,209	$228,230
Cash payments for income taxes	$18,263	$59,465	$70,248
Non-cash proceeds from divestitures	—	—	$6,750
Purchase of property and equipment recorded in accounts payable and accrued expenses	$508	$250	$2,690
Deferred taxes related to transaction costs in connection with recapitalization	$3,968	—	—
Note payable related to settlement of contingent consideration	$4,048	—	—

See Notes to the Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

On July 25, 2014, Advantage Solutions Inc. (“ASI Intermediate”) acquired Advantage Sales & Marketing Inc. (the “2014 Topco Acquisition”) from AGS Topco Holdings, L.P. and its private equity sponsor, Apax Partners. As a result of the 2014 Topco Acquisition, Advantage Sales & Marketing Inc. became a wholly owned indirect subsidiary of ASI Intermediate, of which Karman Topco L.P. (“Topco”) is the parent.

The units of Topco are held by equity funds affiliated with or advised by CVC Capital Partners, Leonard Green & Partners, Juggernaut Capital Partners, Centerview Capital, L.P., Bain Capital and Yonghui Investment Limited, as well as by current and former members of the Company’s management.

On September 7, 2020, ASI Intermediate entered into an agreement and plan of merger (as amended, modified, supplemented or waived, the “Merger Agreement”), with Conyers Park II Acquisition Corp, a Delaware corporation, now known as Advantage Solutions Inc. (“Conyers Park”), CP II Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Conyers Park (“Merger Sub”), and Topco. Conyers Park neither engaged in any operations nor generated any revenue. Based on Conyers Park’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

On October 28, 2020 (the “Closing Date”), Conyers Park consummated the merger pursuant to the Merger Agreement, by and among Merger Sub, ASI Intermediate (“Legacy Advantage”), and Topco. Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Advantage with Legacy Advantage being the surviving company in the merger as a wholly owned subsidiary of Conyers Park (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). On the Closing Date, and in connection with the closing of the Transactions (the “Closing”), Conyers Park changed its name to Advantage Solutions Inc. (the “Company” or “Advantage”) and ASI Intermediate changed its name to ASI Intermediate, Corp.

As of the Closing, Topco received 203,750,000 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”). Additionally, 5,000,000 shares of Class A common stock (“Performance Shares”) were issued to Topco at Closing, which were subject to vesting upon satisfaction of a market performance condition for any period of 20 trading days out of 30 consecutive trading days during the five-year period after the Closing, and Topco was not able to vote or sell such shares until vesting. Such Performance Shares vested on January 15, 2021 when the market performance condition was satisfied.

In connection with the entry into the Merger Agreement, Conyers Park also entered into the Subscription Agreements with certain investors (the “PIPE Investors”), pursuant to which, among other things, Conyers Park agreed to issue and sell in a private placement shares of Conyers Park Class A common stock for a purchase price of $10.00 per share. The PIPE Investors, other than the Advantage Sponsors and their affiliates, have agreed to purchase an aggregate of 51,130,000 shares of Conyers Park Class A common stock. Certain of the Advantage Sponsors or their affiliates agreed to purchase an aggregate of 34,410,000 shares of Conyers Park Class A common stock, and, at their sole discretion. The shares of Conyers Park Class A common stock purchased by the PIPE Investors in the private placement are referred to as the “PIPE Shares” and the aggregate purchase price paid for the PIPE Shares is referred to as the “PIPE Investment Amount.” At the Closing, the PIPE Investment was consummated, and 85,540,000 shares of Class A common stock were issued for aggregate gross proceeds of $855.4 million.

Further, as part of the Closing, Conyers Park’s public shareholders redeemed 32,114,818 shares of Class A common stock at a redemption price of $10.06 per share, resulting in a $323.1 million payment from Conyers Park’s trust account proceeds and 12,885,182 shares of Class A common stock of Conyers Park existing public stockholders remain outstanding. Additionally, 11,250,000 shares of Conyers Park Class B common stock, par value $0.0001 per share, held by the CP Sponsor, automatically converted into shares of Conyers Park Class A common stock. As of the Closing, the PIPE Investors, Conyers Park existing public stockholders, and CP Sponsor collectively held 109,675,182 shares of Class A common stock.

The Merger was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, Conyers Park is treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the current stockholder of Legacy Advantage, Topco, having a relative majority of the voting power of the combined entity, the operations of Legacy Advantage prior to the Merger comprising the only ongoing operations of the combined entity, and senior management of Legacy Advantage comprising the senior management of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity represent a continuation of the financial statements of Legacy Advantage with the acquisition being treated as the equivalent of Legacy Advantage issuing stock for the net assets of Conyers Park, accompanied by a recapitalization. The net assets of Conyers Park are stated at historical cost, with no goodwill or other intangible assets recorded. The shares and net (loss) income per share available to holders of the Legacy Advantage’s common stock, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.

In connection with the Merger, ASI Intermediate received $93.9 million from Conyers Park’s trust account balance after the payments of $323.1 million redemptions by Conyers Park public stockholders and of $37.3 million transaction expenses incurred by Conyers Park. ASI Intermediate incurred direct and incremental costs of approximately $24.0 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. In addition, the Company incurred $39.8 million in transaction bonuses and $76.0 million in non-cash share-based compensation expense due to the accelerated vesting of Topco’s legacy share-based compensation plan. The transaction bonuses and share-based compensation are included in “Selling, general and administrative expenses” on our Consolidated Statement of Operations and Comprehensive Loss for year ended December 31, 2020.

The Company is headquartered in Irvine, California and is a leading business solutions provider to consumer goods manufacturers and retailers. The Company is a provider of outsourced solutions to consumer goods companies and retailers.

The Company’s common stock and warrants are now listed on the Nasdaq Global Select market under the symbol “ADV” and warrants to purchase the Common Stock at an exercise price of $11.50 per share are listed on the Nasdaq Global Select market under the symbol “ADVWW”.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The financial information set forth herein reflects: (a) the consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2020, 2019, and 2018 and (b) the consolidated balance sheets as of December 31, 2020 and 2019. The consolidated financial statements for the years ended December 31, 2020, 2019, and 2018 reflect Topco’s basis in the assets and liabilities of the Company, as a result of the 2014 Topco Acquisition. The Company’s share in the earnings or losses for its joint ventures is reflected in “Investments in unconsolidated affiliates” and “Cost of revenues” in the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss, respectively. All intercompany balances and transactions have been eliminated upon consolidation.

Take 5 Matter

On April 1, 2018, the Company acquired certain assets and assumed liabilities of Take 5 Media Group (“Take 5”) for total consideration of $81.6 million, including the fair value of contingent consideration of $4.6 million and holdback liabilities of $0.8 million. In June 2019, as a result of a review of internal allegations related to inconsistency of data provided by Take 5 to its clients, the Company commenced an investigation into Take 5’s operations. In July 2019, as a result of the Company’s investigation, the Company determined that revenue during the fiscal year ended December 31, 2018 attributable to the Take 5 business had been recognized for services that were not performed on behalf of clients of Take 5 and that inaccurate reports were made to Take 5 clients about those services (referred to as the “Take 5 Matter”). As a result of these findings, in July 2019, the Company terminated all operations of Take 5, including the use of its associated trade names and the offering of its services to its clients and offered refunds to Take 5 clients of collected revenues attributable to Take 5 since the Company’s acquisition of Take 5. The Company also determined that the amounts assigned to the assets of Take 5 acquired on the acquisition date had been improperly established based on inaccurate assumptions as to the fair value of the assets acquired and recorded a loss on Take 5 charge of $79.2 million in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2018.

In May 2020, the Company received $7.7 million from its representation warranty and indemnity policy related to the Take 5 acquisition for claims related to the Take 5 Matter, the maximum aggregate recovery under the policy.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. The most significant estimates include revenues, workers’ compensation and employee medical claim reserves, fair value of contingent consideration, leases, income taxes, equity-based compensation, derivative instruments and fair value considerations in applying purchase accounting and assessing goodwill and other asset impairments.

Foreign Currency

The Company’s reporting currency is U.S. dollars as that is the currency of the primary economic environment in which the Company operates. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are included in “Accumulated other comprehensive income (loss)” in the Consolidated Statements of Stockholders’ Equity. Transactions in foreign currencies other than the entities’ functional currency are converted using the rate of exchange at the date of transaction. The gains or losses arising from the revaluation of foreign currency transactions to functional currency are included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive income (loss) in stockholders’ equity. The Company reports gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are of a long-term investment nature, in “Other comprehensive income (loss)” in the Consolidated Statements of Operations and Comprehensive Loss. These items represented net losses of $2.1 million, $2.9 million, and $4.4 million during the fiscal years ended December 31, 2020, 2019, and 2018, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments having an original maturity of three months or less. The Company’s investments consist primarily of institutional money market funds and U.S. Treasury securities. The Company’s investments are carried at cost, which approximates fair value. The Company has restricted cash related to funds received from clients that will be disbursed at the direction of those clients. Corresponding liabilities have been recorded in “Other accrued expenses” in the Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s Consolidated Statements of Cash Flows:

	December 31,
(in thousands)	2020	2019	2018
Cash and cash equivalents	$204,301	$184,224	$141,590
Restricted cash	15,665	14,801	2,929

Total cash, cash equivalents and restricted cash	$219,966	$199,025	$144,519

Accounts Receivable and Expected Credit Losses

Accounts receivable consist of amounts due from clients for services provided in normal business activities and are recorded at invoiced amounts. The Company measures expected credit losses against certain billed receivables based upon the latest information regarding whether invoices are ultimately collectible. Assessing the collectability of client receivables requires management judgment. The Company determines its expected credit losses by specifically analyzing individual accounts receivable, historical bad debts, client credit-worthiness, current economic conditions, and accounts receivable aging trends. Valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectability of accounts receivable becomes available. Upon determination that a receivable is uncollectible, the receivable balance and any associated reserve is written off.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of accounts receivable and cash balances at various financial institutions. The Company maintains cash balances in accounts at various financial institutions. At times such cash balances may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Derivatives

The Company uses derivative financial instruments to hedge interest rate and foreign exchange risk. Derivative instruments, used to hedge interest rates, consist of interest rate swaps and interest rate caps. Interest rate swap contracts involve the exchange of floating rate interest payment obligations for fixed interest rate payments without the exchange of the underlying principal amounts. Interest rate cap contracts limit the floating interest rate exposure to the indicative rate in the agreement. Derivatives are initially recognized at fair value on the date a contract is entered into and are subsequently re-measured at fair value. The fair values of derivatives are measured using observable market prices or, where market prices are not available, by using discounted expected future cash flows at prevailing interest and exchange rates. The Company does not designate these derivatives as hedges for accounting purposes, and as a result, all changes in the fair value of derivatives, used to hedge interest rates and foreign exchange risk, are recorded in “Interest expense” and in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss, respectively. These arrangements contain an element of risk in that the counterparties may be unable to meet the terms of such arrangements. In the event the counterparties are unable to fulfill their related obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management.

Property and Equipment

Property and equipment are stated at cost, and the balances are presented net of accumulated depreciation. Depreciation expense is calculated using the straight-line method over the estimated useful lives of the assets. The following table provides the range of estimated useful lives used for each asset type:

Leasehold improvements	3—10 years
Furniture and fixtures	3—7 years
Computer hardware and other equipment	3—5 years
Software	3—5 years

The Company capitalizes certain direct costs associated with the development and purchase of internal-use software within property and equipment. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding five years.

Leasehold improvements are amortized on a straight-line basis over the shorter of their respective lease terms or their respective estimated useful lives. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the Consolidated Balance Sheets and the resulting gain or loss is reflected in the “Cost of revenues” and “Selling, general, administrative expenses” within the Consolidated Statements of Operations and Comprehensive Loss, depending on the nature of the assets. Expenditures for maintenance and repairs are expensed as incurred, whereas expenditures for improvements and replacements are capitalized.

Equity Method Investments

Investments in companies in which the Company exercises significant influence over the operating and financial policies of the investee and are not required to be consolidated are accounted for using the equity method. The Company’s proportionate share of the net income or loss of equity method investments is included in results of operations and any dividends received reduce the carrying value of the investment. The excess of the cost of the Company’s investment over its proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill and included in the carrying amount of the investment. Goodwill in the equity method investments is not amortized. Gains and losses from changes in the Company’s ownership interests are recorded in results of operations until control is achieved. In instances in which a change in the Company’s ownership interest results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in the Consolidated Statements of Operations and Comprehensive Loss.

Distributions received from unconsolidated entities that represent returns on the investor’s investment are reported as cash flows from operating activities in the Company’s statement of cash flows. Cash distributions from unconsolidated entities that represent returns of the Company’s investment are reported as cash flows from investing activities.

Business Combinations

The Company accounts for business combinations using the acquisition method. Under this method, the purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. Factors giving rise to goodwill generally include assembled workforce, geographic presence, expertise, and synergies that are anticipated as a result of the business combination, including enhanced product and service offerings. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as the Company obtains more information as to facts and circumstances existing at the acquisition date impacting asset valuations and liabilities assumed. Goodwill acquired in business combinations is assigned to the reporting unit expected to benefit from the combination as of the acquisition date. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

Goodwill and Indefinite Lived Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired in an acquisition. The Company tests for impairment of goodwill at the reporting unit level. The Company generally combines reporting units, which are a component of an operating segment when they have similar economic characteristics, nature of services, types of client, distribution methods and regulatory environment. The Company has two reporting units, sales and marketing, which are also the Company’s operating segments.

The Company tests its goodwill for impairment at the beginning of the fourth quarter of a given fiscal year and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company has the option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before performing a quantitative impairment test. If the qualitative assessment indicates it is not more likely than not that the fair value of a reporting unit, as determined applying the quantitative impairment test described below, is less than the carrying amount, then there is no need to perform the quantitative impairment test. Upon performing the quantitative impairment test, if the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment loss; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

The Company’s annual goodwill impairment assessment for the year ended December 31, 2020 was performed as of October 1, 2020. The Company utilizes a combination of income and market approaches to estimate the fair value of its reporting units. The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions for the reporting units’ revenue growth rates, operating margins, terminal growth rates, and discount rates all of which require significant management judgment. The market approach applies market multiples derived from the historical earnings data of selected guideline publicly-traded companies to the Company’s reporting units’ businesses to yield a second assumed value of each reporting unit, which requires significant management judgment. The guideline companies are first screened by industry group and then further narrowed based on the reporting units’ business descriptions, markets served, competitors, operating margins, and revenue size. Market multiples are then selected from within the range of these guideline companies multiples based on the subject reporting unit. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy (described in “Fair Value Measurements,” below). The Company based its fair value estimates on assumptions it believes to be reasonable but which are unpredictable and inherently uncertain. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to the Company’s planned strategy, it may cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future.

The Company compares a weighted average of the output from the income and market approaches to the carrying value of each reporting unit. The Company also compares the aggregate estimated fair value of its reporting units to the estimated value of its total invested capital on a marketable basis.

Based on the results of the Company’s quantitative impairment test performed for its reporting units, the Company determined that its goodwill is not impaired for the year ended December 31, 2020. The fair value of the sales reporting unit exceeded its carrying value by 8.3%. The fair value of the marketing reporting unit significantly exceeded its carrying value, which the Company defines as greater than 20%. The Company determined that no additional triggering events occurred that required the Company to perform an interim goodwill impairment test as of December 31, 2020.

In performing the quantitative impairment test for the year ended December 31, 2019, the Company had also determined that its goodwill was not impaired. The fair value of the sales reporting unit exceeded its carrying value by 3.5%. The fair value of the marketing reporting unit significantly exceeded its carrying value. The Company determined that no additional triggering events occurred that required the Company to perform an interim goodwill impairment test as of December 31, 2019. Accordingly, no impairment related to the Company’s goodwill was recorded for the year ended December 31, 2019.

During the year ended December 31, 2018, based on the results of the Company’s quantitative impairment test performed for the sales reporting unit, the Company recognized a $652.0 million non-cash goodwill impairment charge. While there was no single determinative event or factor, the consideration of the weight of evidence of several factors that developed during 2018 led the Company to conclude that it was more likely than not that the fair value of the sales reporting unit was below its carrying value. These factors included: (i) the decrease of revenues and profitability due to a large retailer revising its in-store retail merchandising program to restrict manufacturers’ ability to select any third-party outsource provider to perform unrestricted and unmonitored retail merchandising, (ii) the unrelated decrease of revenues and profitability related to reduced services from several clients in the grocery channel and foodservice channel, (iii) the combination of the Company’s completed third quarter and preliminary fourth quarter results being below management’s expectations, and (iv) the development and approval of the Company’s 2019 annual operating plan in the fourth quarter of 2018, which provided additional insights into expectations such as lower long-term revenue growth and profitability expectations. Based on these factors, the Company recorded the non-cash goodwill impairment charge in 2018, which has been reflected in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2018. As the sales reporting unit was written down to its respective fair value, there was zero excess fair value over its carrying amount as of December 31, 2018.

Based on the results of the quantitative impairment test performed for the marketing reporting unit for 2018, the Company determined that the Company’s goodwill was not impaired for the marketing reporting unit for the year ended December 31, 2018. The fair value of the marketing reporting unit significantly exceeded its carrying value.

The Company’s indefinite-lived intangible assets are its sales and marketing trade names. Intangible assets with indefinite useful lives are not amortized but tested annually, at the beginning of the fourth quarter, for impairment or more often if events occur or circumstances change that would create a triggering event. The Company has the option to perform a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value before performing a quantitative impairment test. The Company tests its indefinite-lived intangible assets for impairment using a relief from royalty method by comparing the estimated fair values of the indefinite-lived intangible assets with the carrying values. The estimates used in the determination of fair value are subjective in nature and involve the use of significant assumptions. These estimates and assumptions include revenue growth rates, terminal growth rates, discount rates and royalty rates, all of which require significant management judgment. The assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The Company based its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates.

In connection with the Company’s annual quantitative impairment test as of October 1, 2020 and 2019, the Company concluded that its indefinite-lived intangible assets were not impaired for the years ended December 31, 2020 and 2019. The fair value of the indefinite-lived intangible assets related to sales trade names exceeded its carrying value by 13.3% and 8.3% for the years ended December 31, 2020 and 2019, respectively. The fair value of the indefinite-lived intangible assets related to marketing trade names exceeded its carrying value by 8.4% and 10.0% for the years ended December 31, 2020 and 2019, respectively. The Company determined that no additional triggering events occurred that required the Company to perform an interim impairment test of indefinite-lived intangible assets as of December 31, 2020 and 2019. Accordingly, no impairment related to the Company’s intangible assets was recorded for the years ended December 31, 2020 and 2019.

During the year ended December 31, 2018, the Company concluded the carrying value of the indefinite-lived trade name in the sales reporting unit exceeded its estimated fair value. While there was no single determinative event or factor, the factors that led to the impairment were the same circumstances outlined in the goodwill impairment discussion above. As a result, the Company recognized a non-cash intangible asset impairment charge of $580.0 million during the year ended December 31, 2018, which was reflected in its Consolidated Statements of Operations and Comprehensive Loss. Based on the quantitative test performed for the indefinite-lived marketing trade name, the Company determined that the indefinite-lived trade name in the marketing reporting unit was not impaired for the year ended December 31, 2018.

Long-Lived Assets

Long-lived assets to be held and used, including finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured as the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. No impairment related to the Company’s long-lived assets was recorded during the years ended December 31, 2020, 2019, and 2018.

As the Company assesses impairment of long-lived assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities, the Company has determined that the asset group for impairment testing is comprised of the assets and liabilities of the Company’s operating segments. The Company has identified client relationships as the primary asset because it is the principal asset from which the components derive their cash flow generating capacity.

Contingent Consideration

Certain of the Company’s acquisition and sale agreements include contingent consideration arrangements, which are generally based on the achievement of future financial performance. If it is determined the contingent consideration arrangements are not compensatory, the fair values of these contingent consideration arrangements are included as part of the purchase price of the acquisitions or divestitures on their respective transaction dates. For each transaction, the Company estimates the fair value of contingent consideration payments as part of the initial purchase price and records the estimated fair value of contingent consideration related to proceeds from divestitures as an asset in “Other Assets” or related to purchases of businesses as a liability in “Other accrued expenses” or “Other long-term liabilities” in the Consolidated Balance Sheets.

The Company reviews and assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Changes in the estimated fair value of contingent consideration liabilities related to the time component of the present value calculation are reported in “Interest expense” in the Consolidated Statements of Operations and Comprehensive Loss. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

The portion of the cash settlement up to the acquisition date fair value of the contingent consideration are classified as “Contingent consideration payments” in cash flows from financing activities, and amounts paid in excess of the acquisition date fair value are classified as “Other accrued expenses and other liabilities” in cash flows from operating activities in the Consolidated Statements of Cash Flows.

Leases

In the first quarter of 2019, the Company adopted ASC 842, Leases, using the modified retrospective transition method.

The Company has obligations under various real estate leases, equipment leases, and software license agreements. The Company assesses whether these arrangements are or contain leases at lease inception. Classification of the leases between financing and operating leases is determined by assessing whether the lease transfers ownership of the asset to the Company, the lease grants an option for the Company to purchase the underlying asset, the lease term is for the majority of the remaining asset’s economic life, or if the minimum lease payments equals or substantially exceed all of the leased asset’s fair market value. As of December 31, 2020, the Company did not have any finance leases. See Note 8, Leases, for further information regarding the Company’s operating leases.

Self-Insurance Liability

The Company maintains a high deductible program for workers’ compensation claims. Losses and liabilities relating to workers’ compensation claims are fully insured beyond the Company’s deductible limits. The Company’s estimated liabilities are not discounted and are based on information provided by third party administrators, combined with management’s judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and claims settlement practices.

Revenue Recognition

The Company recognizes revenue when control of promised goods or services are transferred to the client in an amount that reflects the consideration that the Company expects to be entitled to in exchange for such goods or services. Substantially all of the Company’s contracts with clients involve the transfer of a service to the client, which represents a performance obligation that is satisfied over time because the client simultaneously receives and consumes the benefits of the services provided. In most cases, the contracts consist of a performance obligation that is comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). For these contracts, the Company allocates the ratable portion of the consideration based on the services provided in each period of service to such period.

Revenues related to the sales segment are primarily recognized in the form of commissions, fee-for-service, or on a cost-plus basis for providing headquarter relationship management, analytics, insights and intelligence services, administrative services, retail services, retailer client relationships and in-store media programs, and digital technology solutions (which include business intelligence solutions, e-commerce services, and content services).

Marketing segment revenues are primarily recognized in the form of fee-for-service (including retainer fees, fees charged to clients based on hours incurred, project-based fees, or fees for executing in-person consumer engagements or experiences, which engagements or experiences the Company refers to as “events”), commissions, or on a cost-plus basis for providing experiential marketing, shopper and consumer marketing services, private label development and digital, social, and media services.

The Company disaggregates revenues from contracts with clients by reportable segment. Revenues within each segment are further disaggregated between brand-centric services and retail-centric services. Brand-centric services are centered on providing solutions to support manufacturers’ sales and marketing strategies. Retail-centric services are centered on providing solutions to retailers. Disaggregated revenues were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Sales brand-centric services	$1,204,240	$1,209,480	$1,177,989
Sales retail-centric services	856,353	745,225	679,015

Total sales revenues	2,060,593	1,954,705	1,857,004
Marketing brand-centric services	429,200	474,928	424,373
Marketing retail-centric services	665,878	1,355,430	1,426,251

Total marketing revenues	1,095,078	1,830,358	1,850,624

Total revenues	$3,155,671	$3,785,063	$3,707,628

The Company is party to certain client contracts that include variable consideration, whereby the ultimate consideration is contingent on future events such as the client’s sales to retailers, hours worked, event count, costs incurred, and performance incentive bonuses. For commission based service contracts, the consideration received from the client is variable because the Company earns an agreed upon percentage of the client’s sales to retailers, which is agreed upon on a manufacturer-by-manufacturer basis. Revenues are recognized for the commission earned during the applicable reporting period. The Company generally earns commission revenues from headquarter relationship management, analytics, insights and intelligence, e-commerce, administration, private label development and retail services arrangements. As part of these arrangements, the Company provides a variety of services to consumer goods manufacturers in order to improve the manufacturer’s sales at retailers. This includes primarily outsourced sales, business development, category and space management, relationship management, and sales strategy services. In exchange for these services, the Company earns an agreed upon percentage of its client’s sales to retailers, which is agreed upon on a manufacturer-by-manufacturer basis.

For service contracts whereby the client is charged a fee per hour incurred or fee per event completed, revenues are recognized over time as actual hours are incurred or as events are completed, respectively. For service contracts with a cost-plus arrangement, revenues are recognized on a gross basis over time for a given period based on the actual costs incurred plus a fixed mark-up fee that is negotiated on a client-by-client basis.

For certain contracts with clients, the Company is entitled to additional fees upon meeting specific performance goals or thresholds, which are referred to as bonus revenues. Bonus revenues are estimated and are recognized as revenues as the related services are performed for the client.

The variability of the consideration for the services transferred during a reporting period is typically resolved by the end of the reporting period. However, for certain client contracts, the Company is required to estimate the variable consideration for the services that have been transferred to the client during the reporting period. The Company typically estimates the variable consideration based on the expected value method. Estimates are based on historical experience and current facts known during the reporting period. The Company only recognizes revenues related to variable consideration if it is probable that a significant reversal of revenues recognized will not occur when the uncertainty associated with the variable consideration is resolved. When such probable threshold is not satisfied, the Company will constrain some or all of the variable consideration and the constrained variable consideration will not be recognized as revenues. The Company records an adjustment to revenue for differences between estimated revenues and the amounts ultimately invoiced to the client. Adjustments to revenue during the current period related to services transferred during prior periods were not material during the year ended December 31, 2020.

The Company has contracts that include fixed consideration such as a fee per project or a fixed monthly fee. For contracts with a fee per project, revenues are recognized over time using an input method such as hours worked that reasonably depicts the Company’s performance in transferring control of the services to the client. The Company determined that the input method represents a reasonable method to measure the satisfaction of the performance obligation to the client. For contracts with a fixed monthly fee, revenues are recognized using a time-based measure resulting in a straight-line revenue recognition. A time-based measure was determined to represent a reasonable method to measure the satisfaction of the performance obligation to the client because the Company has a stand ready obligation to make itself available to provide services upon the client’s request or the client receives the benefit from the Company’s services evenly over the contract period.

The Company evaluates each client contract individually in accordance with the applicable accounting guidance to determine whether the Company acts as a principal (whereby the Company would present revenues on a gross basis), or as an agent (whereby the Company would present revenues on a net basis). While the Company primarily acts as a principal in its arrangements and reports revenues on a gross basis, the Company will occasionally act as an agent and accordingly presents revenues on a net basis. For example, for certain advertising arrangements, the Company’s clients purchase media content in advance, and the Company does not take on any risk of recovering its cost to acquire the media content. As a result, the Company determined it acts as the agent in these arrangements and records revenues and their related costs on a net basis. However, in cases where media content is not purchased in advance by its clients, the Company records such revenues and its related costs on a gross basis, as it bears the risk of recovering the costs to acquire the revenues related to such media content and it is responsible for fulfillment of the services thereunder.

Substantially all of the Company’s contracts with its clients either have a contract term that is less than one year with options for renewal and/or can be cancelled by either party upon 30 to 120 days’ notice. For the purpose of disclosing the transaction price allocated to remaining unsatisfied performance obligations or partially satisfied performance obligations, the Company elected policies to: (1) exclude contracts with a contract term of one year or less and (2) exclude contracts with variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation when that performance obligation qualifies as a series of remaining performance obligations. After applying these policy elections, the Company determined that it does not have a significant amount of fixed considerations allocated to remaining performance obligations for contracts with a contract term that exceeds one year.

When the Company satisfies its performance obligation and recognizes revenues accordingly, the Company has a present and unconditional right to payment and records the receivable from clients in “Accounts receivable” in the Consolidated Balance Sheet. The Company’s general payment terms are short-term in duration and the Company does not adjust the promised amount of consideration for the effects of a significant financing component.

Contract liabilities represent deferred revenues which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation(s) and are included in “Deferred revenues” in the Consolidated Balance Sheet. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the year ended December 31, 2020 included $33.2 million of Deferred revenues as of December 31, 2019.

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The income tax provision (benefit) is computed on the pre-tax income (loss) of the entities located within each taxing jurisdiction based on current tax law. A valuation allowance for deferred tax assets is recorded to the extent that the ultimate realization of the deferred tax assets is not considered more likely than not. The Company believes its deferred tax assets are more likely than not to be realized based on historical and projected future results, or a valuation allowance is established.

Realization of the Company’s deferred tax assets is principally dependent upon its achievement of future taxable income, the estimation of which requires significant management judgment. These judgments regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans. These changes, if any, may require adjustments to deferred tax asset balances and deferred income tax expense.

Uncertain Tax Positions

The Company accounts for uncertain tax positions when it is more likely than not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. As of December 31, 2020, and 2019, the Company’s unrecognized tax benefits were $0.6 million and $0.6 million, respectively. All the unrecognized tax benefits as of December 31, 2020 would be included in the effective tax rate if recognized in future periods.

The Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. The Company files tax returns in the United States, various states and foreign jurisdictions. With few exceptions, as of December 31, 2020, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2016.

The Company has elected to classify interest and penalties as components of tax expense. These amounts were immaterial for the years ended December 31, 2020, 2019 and 2018.

Equity-based Compensation

The Company measures the cost of non-employee services received in exchange for an award of equity instruments based on the measurement date fair value consistent with the vesting of the awards and measuring the fair value of these units at the end of each measurement period. The cost is recognized over the requisite service period. The Company’s equity-based compensation is based on grant date fair value determined utilizing Backsolve Option Pricing Method (“OPM”) for its Common Series C Units and a combination of the OPM and Monte Carlo valuation model for its Common Series C-2 Units.

Other Comprehensive Income (Loss)

The Company’s comprehensive loss includes net loss as well as foreign currency translation adjustments, net of tax. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive loss in stockholders’ equity.

Earnings Per Share

The Company calculates earnings per share (“EPS”) using a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding without the consideration for potential dilutive shares of common stock. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding share option awards, non-vested share awards, common stock warrants, and Performance Shares.

Diluted earnings per share is computed by dividing the net income by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method and if-converted method, as applicable. During periods of net loss, diluted loss per share is equal to basic loss per share because the antidilutive effect of potential common shares is disregarded. As a result of the Transactions, the Company has retrospectively adjusted the weighted-average number of common shares outstanding prior to October 28, 2020 by multiplying them by the exchange ratio used to determine the number of common shares into which they converted.

The following is a reconciliation of basic and diluted net loss per common share:

	Year Ended December 31,
(in thousands, except share and earnings per share data)	2020	2019	2018

Basic and diluted:
Net loss attributable to stockholders of Advantage Solutions Inc.	$(162,443)	$(21,172)	$(1,157,332)
Weighted-average number of common shares	223,227,833	203,750,000	203,750,000

Basic and diluted net loss per common share	$(0.73)	$(0.10)	$(5.68)

As part of the Transactions, 5,000,000 Performance Shares were issued to Topco at Closing, which were subject to vesting upon satisfaction of a market performance condition for any period of 20 trading days out of 30 consecutive trading days during the five-year period after the Closing, and Topco was not able to vote or sell such shares until vesting. These Performance Shares were considered contingently issuable shares and remained unvested as of December 31, 2020. Therefore, these Performance Shares are excluded from shares outstanding for basic and diluted EPS until the contingency is resolved. The 5,000,000 Performance Shares vested on January 15, 2021, when the closing price for the Class A common stock exceeded $12.00 per share for 20 trading days out of 30 consecutive trading days.

The Company had 18,583,333 warrants, including 7,333,333 private placement warrants held by the CP Sponsor, to purchase Class A common stock at $11.50 per share at the Closing, and no such warrants were exercised during the years ended December 31, 2020, 2019 and 2018. For the years ended December 31, 2020, 2019 and 2018, the Company has excluded the potential effect of warrants to purchase shares of Class A common stock and Performance Shares in the calculation of diluted net loss per common share, as the effect would be anti-dilutive due to losses incurred.

See Note 11 — Equity Based Compensation and Equity for additional information regarding the terms of public and private placement warrants.

Fair Value Measurements

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —

Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 —	Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

Variable Interest Entities and Investments

In accordance with the guidance for the consolidation of a variable interest entity (“VIE”), the Company analyzes its variable interests, including loans, leases, guarantees, and equity investments, to determine if the entity in which it has a variable interest is a VIE. The Company’s analysis includes both quantitative and qualitative considerations. The Company bases its quantitative analysis on the forecasted cash flows of the entity, and its qualitative analysis on its review of the design of the entity, its organizational structure including decision-making ability and financial agreements. The Company also uses its quantitative and qualitative analyses to determine if it is the primary beneficiary of the VIE, and if such determination is made, it includes the accounts of the VIE in its consolidated financial statements.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) is the sole source of authoritative U.S. GAAP literature recognized by the FASB and applicable to the Company. The Company has reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. For any new pronouncements announced, management considers whether the new pronouncements could alter previous U.S. GAAP and determine whether any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management and certain standards are under consideration.

Recent Accounting Standards Adopted by the Company

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. This update replaces the existing incurred loss impairment model with an expected loss model (referred to as the Current Expected Credit Loss model). The Company adopted ASU 2016-13 and its related amendments on January 1, 2020. The adoption of this new accounting standard and its related amendments did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This guidance modifies the disclosure requirements on fair value measurements in Topic 820 based on the consideration of costs and benefits to promote the appropriate exercise and discretion by entities when considering fair value measurement disclosures and to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this update are effective for reporting periods beginning after December 15, 2019, with early adoption permitted. The adoption of this accounting standard did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In March 2020 and January 2021, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, respectively. ASU 2020-04 and ASU 2021-01 provide optional expedients and exceptions for applying U.S. GAAP, to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and, once adopted, may be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and ASU 2021-01 on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

All other new accounting pronouncements issued, but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

2. Acquisitions

2020 Acquisitions

The Company acquired five businesses during the year ended December 31, 2020, of which three were sales agencies and two marketing agencies in the United States. The acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration for each acquired business was allocated to the acquired tangible and intangible assets and liabilities assumed based upon their respective fair values. Assets acquired and liabilities assumed in the business combination were recorded on the Company’s financial statements as of the acquisition date based upon the estimated fair value at such date. The excess of the purchase consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the excess purchase price was based upon preliminary estimates and assumptions and is subject to revision when the Company receives final information. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months. The results of operations of the business acquired by the Company have been included in the Consolidated Statements of Operations and Comprehensive Loss since the date of acquisition.

The aggregate purchase price for the acquisitions referenced above was $88.1 million, which includes $68.0 million paid in cash, $14.8 million recorded as contingent consideration liabilities, and $5.3 million recorded as holdback amounts. Contingent consideration payments are determined based on future financial performance and payment obligations (as defined in the applicable purchase agreement) and recorded at fair value. The maximum potential payment outcome related to the acquisitions is $53.0 million. Holdback amounts are used to withhold a portion of the initial purchase price payment until certain post-closing conditions are satisfied and are typically settled within 24 months of the acquisition. The goodwill related to the acquisitions represented the value paid for the assembled workforce, geographic presence, and expertise. Of the resulting goodwill relating to these acquisitions, $26.7 million is deductible for tax purposes.

The preliminary fair values of the identifiable assets and liabilities of the acquisitions completed during the year ended December 31, 2020, at the respective acquisition dates, are as follows:

(in thousands)
Consideration:
Cash	$68,057
Holdbacks	5,260
Fair value of contingent consideration	14,766

Total consideration	$88,083

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets
Accounts receivable	$3,542
Other assets	2,936
Property and equipment	321
Identifiable intangible assets	42,460

Total assets	49,259

Liabilities
Total liabilities	4,569

Total identifiable net assets	44,690

Goodwill arising from acquisitions	$43,393

Purchase price allocations are considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date.

The identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives. The preliminary fair value and estimated useful lives of the intangible assets acquired are as follows:

(in thousands)	Amount	Weighted Average Useful Life
Client relationships	$42,460	6 years

The operating results of the businesses acquired during the year ended December 31, 2020 contributed total revenues of $64.3 million in the year ended December 31, 2020. The Company has determined that the presentation of net income or loss from the date of acquisition is impracticable due to the integration of the operations upon acquisition.

During the year ended December 31, 2020, the Company incurred $0.2 million in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Consolidated Statement of Operations and Comprehensive Loss.

2019 Acquisitions

The Company acquired four businesses during fiscal year 2019, of which two were marketing agencies in the United States and two were sales agencies in the Europe. The acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration for each acquired business was allocated to the acquired tangible and intangible assets and liabilities assumed based upon their respective fair values. Assets acquired and liabilities assumed in the business combination were recorded on the Company’s financial statements as of the acquisition date based upon the estimated fair value at such date. The excess of the purchase consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the excess purchase price was based upon estimates and assumptions. The results of operations of the businesses acquired by the Company have been included in the Company’s consolidated financial statements since the date of the consummation of the acquisition.

The aggregate purchase price for the acquisitions was $14.0 million, which includes $10.6 million paid in cash, $2.5 million recorded as contingent consideration liabilities, and $0.9 million recorded as holdback amounts. Contingent consideration payments are determined based on future financial performance and payment obligations (as defined in the applicable purchase agreement) and recorded at fair value. The maximum potential payment outcome related to the acquisitions referenced above is $10.7 million. Holdback amounts are used to withhold a portion of the initial purchase price payment until certain post-closing conditions are satisfied and are typically settled within 24 months of the acquisition. The goodwill related to the acquisitions represented the value paid for the assembled workforce, geographic presence, and expertise. Of the resulting goodwill relating to these acquisitions, $0.3 million is deductible for tax purposes.

The fair values of the identifiable assets and liabilities of the acquisitions completed during the year ended December 31, 2019, at the respective acquisition dates, are as follows:

(in thousands)
Consideration:
Cash	$10,582
Holdbacks	915
Fair value of contingent consideration	2,519

Total consideration	$14,016

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets
Accounts receivable	$6,853
Other assets	1,390
Identifiable intangible assets	10,400

Total assets	18,643

Liabilities
Accounts payable	2,138
Accrued compensation and benefits	2,478
Deferred revenue	1,258
Long-term debt	1,009
Deferred income tax liabilities	2,334
Noncontrolling interest and other liabilities	2,761
Total liabilities and noncontrolling interest	11,978

Total identifiable net assets	6,665

Goodwill arising from acquisitions	$7,351

(in thousands)	Amount	Weighted Average Useful Life
Client relationships	$7,562	10 years
Trade names	2,838	5 years

Total identifiable intangible assets	$10,400

The operating results of the businesses acquired during the year ended December 31, 2019 contributed total revenues of $17.3 million to the Company in such period. The Company has determined that the presentation of net income from the date of the respective acquisitions is impracticable due to the integration of the operations upon acquisition.

During the year ended December 31, 2019, the Company incurred $0.4 million in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

2018 Acquisitions

The Company acquired nine businesses during fiscal year 2018, of which four were sales agencies and five were marketing agencies in the United States. This included the acquisition of Take 5 in April 2018, which is discussed further in Note 1, Organization and Significant Accounting Policies. The acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration for each acquired business was allocated to the acquired tangible and intangible assets and liabilities assumed based upon their respective fair values. Assets acquired and liabilities assumed in the business combination were recorded on the Company’s financial statements as of the acquisition date based upon the estimated fair value at such date. The excess of the purchase consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. Excluding Take 5, the results of operations of the businesses acquired by the Company have been included in the Company’s consolidated financial statements since the date of the consummation of the acquisition.

The aggregate purchase price for the acquisitions, excluding Take 5, was $129.8 million, which includes $109.8 million paid in cash, $18.7 million recorded as contingent consideration liabilities, and $1.4 million recorded as holdback amounts. A $79.2 million loss on Take 5 was recognized in the Company’s Statement of Comprehensive Loss for the year ended December 31, 2018, which represents $76.2 million paid in cash for Take 5 and $3.0 million of acquired liabilities remaining. The maximum potential payment outcome related to the acquisitions referenced above is $127.0 million. The goodwill related to the acquisitions represented the value paid for the assembled workforce, geographic presence, and expertise. Of the resulting goodwill relating to these acquisitions, $45.1 million is deductible for tax purposes.

The operating results of the businesses acquired during the year ended December 31, 2018 contributed total revenues of $29.6 million to the Company in such period.

During the year ended December 31, 2018, the Company incurred $2.1 million in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Consolidated Statements of Comprehensive Loss.

Supplemental Pro Forma Information

Supplemental information on a pro forma basis, presented as if the acquisitions executed during the period from January 1, 2018 to March 16, 2021 had been consummated as of the beginning of the comparative prior period, is as follows:

	Twelve Months Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Total revenues	$3,181,224	$3,869,643	$3,772,569
Net loss attributable to stockholders of Advantage Solutions Inc.	$(156,145)	$(12,696)	$(1,152,738)
Basic and diluted net loss per common share	$(0.70)	$(0.06)	$(5.66)

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, the pro forma impact of acquisition costs which consisted of legal, advisory and due diligence fees and expenses, and the pro forma tax effect of the pro forma adjustments for the years ended December 31, 2020, 2019, and 2018. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.

3. Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2020 and 2019, are as follows:

(in thousands)	Sales	Marketing	Total
Gross carrying amount as of December 31, 2019	$2,090,340	$678,356	$2,768,696
Accumulated impairment charge(1)	(652,000)	—	(652,000)

Balance at December 31, 2019	$1,438,340	$678,356	$2,116,696

Acquisitions	20,788	22,605	43,393
Foreign exchange translation effects	3,250	—	3,250

Balance at December 31, 2020	$1,462,378	$700,961	$2,163,339

(in thousands)	Sales	Marketing	Total
Gross carrying amount as of December 31, 2018	$2,085,684	$672,683	$2,758,367
Accumulated impairment charge(1)	(652,000)	—	(652,000)

Balance at December 31, 2018	$1,433,684	$672,683	$2,106,367

Acquisitions	2,948	4,403	7,351
Foreign exchange translation effects	(418)	1,270	852
Foreign exchange translation effects	2,126	—	2,126

Balance at December 31, 2019	$1,438,340	$678,356	$2,116,696

(1)

During the fiscal year ended December 31, 2018, the Company recognized a non-cash goodwill impairment charge of $652.0 million related to the Company’s sales reporting unit as a result of the Company’s annual evaluation of goodwill impairment test.

The following tables set forth information for intangible assets:

		December 31, 2020
(in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,455,360	$977,140	$—	$1,478,220
Trade names	8 years	134,220	66,209	—	68,011
Developed technology	5 years	10,160	5,989	—	4,171
Covenant not to compete	5 years	6,100	3,706	—	2,394

Total finite-lived intangible assets		2,605,840	1,053,044	—	1,552,796

Indefinite-lived intangible assets:
Trade names		1,480,000	—	580,000	900,000

Total other intangible assets		$4,085,840	$1,053,044	$580,000	$2,452,796

		December 31, 2019
(in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,408,573	$798,153	$—	$1,610,420
Trade names	8 years	132,844	52,485	—	80,359
Developed technology	5 years	10,160	3,957	—	6,203
Covenant not to compete	5 years	6,100	2,486	—	3,614

Total finite-lived intangible assets		2,557,677	857,081	—	1,700,596

Indefinite-lived intangible assets:
Trade names		1,480,000	—	580,000	900,000

Total other intangible assets		$4,037,677	$857,081	$580,000	$2,600,596

As of December 31, 2020, estimated future amortization expenses of the Company’s existing intangible assets are as follows:

(in thousands)
2021	$195,704
2022	193,094
2023	189,512
2024	188,549
2025	183,401
Thereafter	602,536

Total amortization expense	$1,552,796

The Company recorded all intangible assets at their respective fair values and assessed the useful lives of the assets. Client relationships were valued using the multi-period excess earnings method under the income approach. The values of client relationships are generally regarded as the estimated economic benefit derived from the incremental revenues and related cash flow as a direct result of the client relationships in place versus having to replicate them. Further, the Company evaluated the legal, regulatory, contractual, competitive, economic or other factors in determining the useful life. Trade names were valued using the relief-from-royalty method under the income approach. This method relies on the premise that, in lieu of ownership, a company would be willing to pay a royalty to obtain access to the use and benefits of the trade names. The Company has considered its sales and marketing trade names related to the 2014 Topco Acquisition to be indefinite, as there is no foreseeable limit on the period of time over which such trade names are expected to contribute to the cash flows of the reporting entity. Further, the Company evaluated legal, regulatory, contractual, competitive, economic and other factors in determining the useful life.

In connection with the acquisitions during the years ended December 31, 2020 and 2019, the Company recorded intangible assets of $42.5 million and $10.4 million, respectively. Amortization expenses included in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020, 2019 and 2018 were $191.2 million, $189.9 million, and $188.8 million, respectively.

No impairment related to the Company’s intangible assets was recorded for the years ended December 31, 2020 and 2019. During the fiscal year ended December 31, 2018, the Company recognized a non-cash intangible asset impairment charge of $580.0 million related to the Company’s indefinite-lived sales trade name in connection with the annual intangible impairment test (as further described in Note 1, Organization and Significant Account Policies).

4. Prepaid and Other Assets

Prepaid and other current assets consist of the following:

	December 31,
(in thousands)	2020	2019
Inventory	$44,185	$25,163
Prepaid expenses	31,792	25,136
Taxes	11,006	326
Miscellaneous receivables	9,244	9,500
Interest rate cap	1,824	—
Workers’ compensation receivables	881	1,109
Other current assets	6,711	8,186

Total prepaid expenses and other current assets	$105,643	$69,420

	December 31,
(in thousands)	2020	2019
Operating lease right-of-use assets	$49,773	$93,924
Deposits	6,986	8,364
Contingent consideration receivable	—	6,120
Workers’ compensation receivable	4,400	5,583
Other long-term assets	4,807	2,556

Total other assets	$65,966	$116,547

Inventories are stated at the lower of cost and net realizable value. Costs are determined on the first-in, first-out basis. The Company records write-downs of inventories which are obsolete or in excess of anticipated demand or net realizable value based on a consideration of marketability, historical sales and demand forecasts which consider the assumptions about future demand and market conditions.

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
(in thousands)	2020	2019
Software	$106,250	$126,796
Computer hardware	69,428	76,558
Leasehold improvements	32,584	54,293
Furniture, fixtures, and other	16,736	28,868

Total property and equipment	224,998	286,515
Less: accumulated depreciation	(144,982)	(171,825)

Total property and equipment, net	$80,016	$114,690

Depreciation expense was $45.1 million, $42.7 million, and $36.4 million related to property and equipment for the years ended December 31, 2020, 2019, and 2018, respectively.

The Company commenced a plan to strategically exit certain offices during the year ended December 31, 2020. In enacting the plan, the Company recognized $21.1 million of loss primarily related to disposal of property and equipment from abandoning several office leases for the year ended December 31, 2020.

6. Other Liabilities

Other accrued expenses consist of the following:

	December 31,
(in thousands)	2020	2019
Interest rate cap and accrued interest payable	$25,266	$1,520
Operating lease liability	20,894	34,072
Rebates due to retailers	11,246	6,979
Contingent consideration	10,733	24,502
Client deposits	10,706	8,674
Client refunds related to the Take 5 Matter	9,417	14,946
Employee insurance reserves	8,759	9,418
Taxes	6,602	6,342
Holdbacks	5,764	2,630
Note payable related to contingent consideration	4,048	9,385
Restructuring charges	1,344	2,615
Other accrued expenses	6,979	7,752

Total other accrued expenses	$121,758	$128,835

Other long-term liabilities consist of the following:

	December 31,
(in thousands)	2020	2019
Operating lease liability	$44,737	$84,902
Contingent consideration	35,168	23,147
Workers’ compensation and other insurance reserves	30,552	29,718
Deferred employer social security taxes	24,034	—
Interest rate cap	900	2,294
Holdbacks	504	926
Taxes	525	525
Other long-term liabilities	5,490	4,785

Total other long-term liabilities	$141,910	$146,297

Under the workers’ compensation programs, the estimated liability for claims incurred but unpaid at December 31, 2020 and 2019 were $56.2 million and $55.9 million, respectively. These amounts include reported claims as well as claims incurred but not reported. As of December 31, 2020, $25.6 million and $30.6 million of this liability was included in the “Accrued compensation and benefits” and “Other long-term liabilities” in the Consolidated Balance Sheets, respectively. As of December 31, 2019, $26.2 million and $29.7 million of this liability was included in the “Accrued compensation and benefits” and “Other long-term liabilities” in the Consolidated Balance Sheets, respectively. In connection with its deductible limits, the Company has standby letters-of-credit as of December 31, 2020 and 2019 in the amount of $60.7 million and $63.5 million, respectively, and a $7.5 million surety bond as of December 31, 2020 supporting the estimated unpaid claim liabilities.

The CARES Act (as further described in Note 15, Income Taxes) provides for deferred payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. The Company began deferring payment of the employer share of the security taxes in April 2020. As of December 31, 2020, $24.0 million and $24.0 million of this liability was included in the “Accounts payable” and “Other long-term liabilities”, respectively, in the Consolidated Balance Sheets.

Contingent Consideration Liabilities

Each reporting period, the Company measures the fair value of its contingent liabilities by evaluating the significant unobservable inputs and probability weightings using Monte Carlo simulations. Any resulting decreases or increases in the fair value result in a corresponding gain or loss reported in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss. The Company has reassessed the fair value of contingent consideration, noting that as of December 31, 2020, projected EBITDA related to acquisitions, which was anticipated to contribute to measurement period EBITDA, was higher than expected. This reassessment resulted in a fair value adjustment of a $7.2 million loss that was included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss. The remaining change in fair value for the year ended December 31, 2020 was due to present value accretion that was included in “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2020, the maximum potential payment outcomes were $286.2 million.

The Company had unsecured loan notes in aggregate of $4.0 million outstanding as of December 31, 2020 to settle contingent considerations related to 2017 sales acquisitions, which is included in “Other accrued expenses” in the Consolidated Balance Sheets.

The following table summarizes the changes in the carrying value of estimated contingent consideration liabilities:

	Year Ended December 31,
(in thousands)	2020	2019
Beginning of the period	$47,649	$85,977
Fair value of acquisitions	14,766	2,519
Payments	(21,875)	(37,100)
Note issuance for settlements	(4,048)	(9,385)
Changes in fair value	9,971	6,064
Foreign exchange translation effects	(562)	(426)

End of the period	$45,901	$47,649

7. Debt

(in thousands)	December 31, 2020	December 31, 2019
New Term Loan Facility	$1,325,000	$—
Notes	775,000	—
First Lien Term Loan	—	2,467,529
Second Lien Term Loan	—	760,000
New Revolving Credit Facility	50,000	—
Notes payable and deferred obligations	3,618	2,053

	2,153,618	3,229,582
Less: current portion	63,745	27,655
Less: debt issuance costs	60,545	29,840

Long-term debt, net of current portion	$2,029,328	$3,172,087

First Lien Credit Agreement, Second Lien Credit Agreement, and AR Facility

On July 25, 2014, certain subsidiaries of the Company entered into the following credit facilities with different syndicates of lenders in connection with the 2014 Topco Acquisition:

•	a first lien credit agreement (the “First Lien Credit Agreement”) that provided for:

•	a $200.0 million revolving line of credit (the “Revolving Credit Facility”), of which up to $75.0 million may be used for letters of credit,

•	a $1.8 billion term loan facility (the “Initial First Lien Term Loans”),

•	commitments for an additional $60.0 million of unfunded delayed draw term loans (the “Delayed Draw Commitments”), and

•	uncommitted incremental revolving and first lien term loan facilities, subject to certain incurrence tests; and

•	a second lien credit agreement (the “Second Lien Credit Agreement”) that provided for:

•	a $760.0 million term loan facility (the “Second Lien Term Loans”), and

•	uncommitted incremental second lien term loan facilities, subject to certain incurrence tests.

The Company incurred $1.8 billion of Initial First Lien Term Loans and $760.0 million of Second Lien Term Loans in July 2014, and used the proceeds to finance the 2014 Topco Acquisition and to pay related fees and expenses. The Company incurred an aggregate of $60.0 million of additional first lien term loans under the Delayed Draw Commitments in September and November 2014, and used the proceeds to finance certain acquisitions and to pay related fees and expenses. The Company incurred $150.0 million of additional first lien term loans under the incremental facilities in April 2015 and used the proceeds to finance additional acquisitions, pay related fees and expenses, repay loans under the Revolving Credit Facility and for general corporate purposes. The Company also uses the Revolving Credit Facility to maintain various letters of credit. In May 2017, the Company incurred $225.0 million of additional First Lien Term Loans and extended the termination with respect to a $150.0 million portion of the Company’s Revolving Credit Facility (the “Series A Revolving Loan Facility”) from July 25, 2019 to April 23, 2021. The proceeds were used to finance additional acquisitions, to repay existing loans under the Revolving Credit Facility and for general corporate purposes. From time to time the Borrower has incurred and repaid loans under the Revolving Credit Facility, and those borrowings generally are used for working capital purposes and to fund acquisitions. The Borrower also uses the Revolving Credit Facility (including the Series A Revolving Loan Facility) to issue letters of credit on the Borrower and its subsidiaries’ behalf. In February 2018, the Borrower executed the Third Amendment to First Lien Credit Agreement, which amended the First Lien Credit Agreement to enable the Borrower to incur the Incremental First Lien Term Loans in an aggregate principal amount of $350.0 million. The Borrower used the proceeds of the Incremental Term Loans to pay for the refinancing of all existing indebtedness of Daymon, finance additional acquisitions, and for general corporate purposes.

As of December 31, 2019, the Company had $2.5 billion of debt outstanding under the First Lien Term Loan and $760 million of debt outstanding under the Second Lien which were scheduled to mature in July 2021 and July 2022, respectively.

In April 2020, the Company entered into an accounts receivable securitization facility under which accounts receivable of certain domestic subsidiaries are sold on a non-recourse basis to a special purpose entity (“SPE”), which is a bankruptcy-remote, consolidated subsidiary of the Company. Accordingly, the assets of the SPE are not available to satisfy the obligations of the Company or any of its subsidiaries. From time to time, the SPE may finance such accounts receivable with a revolving loan facility secured by a pledge of such accounts receivable. The amount of outstanding borrowings on the revolving loan facility at any one time is limited to $300.0 million. The agreement governing the accounts receivable securitization facility provides for an initial three-year term and may be extended and contains certain covenants and termination events. An occurrence of an event of default or a termination event under the accounts receivable securitization facility may give rise to the right of its counterparty to terminate this facility.

On April 27, 2020 the Company obtained $120.0 million under its accounts receivable securitization facility, representing the minimum funding threshold of 60.0% of the $200.0 million borrowing base. The Company guaranteed the performance of the obligations of its subsidiaries that sell and service the account receivable under the accounts receivable securitization facility. In accordance with the terms of the accounts receivable securitization facility, the Company may use the borrowings for working capital, general corporate or other purposes permitted thereunder.

In connection with the Merger, $3.3 billion of the Company’s debt arrangements under the First Lien Credit Agreement, Second Lien Credit Agreement, and AR Facility that existed in 2020 (collectively, the “Credit Facilities”) were repaid and terminated, with incremental costs of $86.8 million. Of these fees, $56.7 million were capitalized and recorded as deferred debt issuance costs and $30.1 million were expensed. As of the time of the repayment, there were $16.7 million of unamortized fees related to the Credit Facilities. Of these fees, $5.4 million fees continued to be capitalized as deferred issuance costs and $11.3 million were expensed as a loss on the extinguishment of debt. All expensed fees are included in “Interest expense, net,” in the Consolidated Statements of Operations and Comprehensive Loss.

Fees related to the issuance or refinancing of long-term debt capitalized are amortized over the term of the debt using the effective interest rate method. The amortization of deferred debt issuance costs is included in

“Interest expense, net,” in the Consolidated Statements of Operations and Comprehensive Loss and amounted to $14.8 million, $16.9 million, and $15.3 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, “Long-term debt” in the Consolidated Balance Sheets included debt issuance costs of $62.1 million less accumulated amortization of $1.6 million.

New Senior Secured Credit Facilities

In connection with the consummation of the Transaction, Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company (the “Borrower”) entered into (i) a new senior secured asset-based revolving credit facility in an aggregate principal amount of up to $400.0 million, subject to borrowing base capacity (the “New Revolving Credit Facility”) and (ii) a new secured first lien term loan credit facility in an aggregate principal amount of $1.325 billion (the “New Term Loan Facility” and together with the New Revolving Credit Facility, the “New Senior Secured Credit Facilities”).

New Revolving Credit Facility

The New Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $400.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under the New Revolving Credit Facility then in effect. Loans under the New Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A., will act as administrative agent and ABL Collateral Agent. The New Revolving Credit Facility matures five years after the date the Company enters into our New Revolving Credit Facility. The Borrower may use borrowings under the New Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments.

Borrowings under the New Revolving Credit Facility are limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable plus specified percentages of qualified cash, minus the amount of any applicable reserves. Borrowings will bear interest at a floating rate, which can be either an adjusted Eurodollar rate plus an applicable margin or, at the Borrower’s option, a base rate plus an applicable margin. The applicable margins for the New Revolving Credit Facility are 2.00%, 2.25% or 2.50%, with respect to Eurodollar rate borrowings and 1.00%, 1.25% or 1.50%, with respect to base rate borrowings, in each case depending on average excess availability under the New Revolving Credit Facility. The Borrower’s ability to draw under the New Revolving Credit Facility or issue letters of credit thereunder will be conditioned upon, among other things, the Borrower’s delivery of prior written notice of a borrowing or issuance, as applicable, the Borrower’s ability to reaffirm the representations and warranties contained in the credit agreement governing the New Revolving Credit Facility and the absence of any default or event of default thereunder.

The Borrower’s obligations under the New Revolving Credit Facility are guaranteed by Karman Intermediate Corp. (“Holdings”) and all of the Borrower’s direct and indirect wholly owned material U.S. subsidiaries (subject to certain permitted exceptions) and Canadian subsidiaries (subject to certain permitted exceptions, including exceptions based on immateriality thresholders of aggregate assets and revenues of Canadian subsidiaries) (the “Guarantors”). The New Revolving Credit Facility is secured by a lien on substantially all of Holdings’, the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The New Revolving Credit Facility has a first-priority lien on the current asset collateral and a second-priority lien on security interests in the fixed asset collateral (second in priority to the liens securing the Notes and the New Term Loan Facility discussed below), in each case, subject to other permitted liens.

The New Revolving Credit Facility has the following fees: (i) an unused line fee of 0.375% or 0.250% per annum of the unused portion of the New Revolving Credit Facility, depending on average excess availability under the New Revolving Credit Facility; (ii) a letter of credit participation fee on the aggregate stated amount of each letter of credit equal to the applicable margin for adjusted Eurodollar rate loans, as applicable; and (iii) certain other customary fees and expenses of the lenders and agents thereunder.

The New Revolving Credit Facility contains customary covenants, including, but not limited to, restrictions on the Borrower’s ability and that of its subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness, enter into transactions with affiliates or change its line of business. The New Revolving Credit Facility will require the maintenance of a fixed charge coverage ratio (as set forth in the credit agreement governing the New Revolving Credit Facility) of 1.00 to 1.00 at the end of each fiscal quarter when excess availability is less than the greater of $25.0 million and 10% of the lesser of the borrowing base and maximum borrowing capacity. Such fixed charge coverage ratio will be tested at the end of each quarter until such time as excess availability exceeds the level set forth above.

The New Revolving Credit Facility provides that, upon the occurrence of certain events of default, the Borrower’s obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders thereunder, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy, insolvency, corporate arrangement, winding-up, liquidation or similar proceedings, material money judgments, material pension-plan events, certain change of control events and other customary events of default.

New Term Loan Facility

The New Term Loan Facility consists of a term loan facility denominated in US dollars in an aggregate principal amount of $1.325 billion. Borrowings under the New Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount. Borrowings will bear interest at a floating rate, which can be either an adjusted Eurodollar rate plus an applicable margin or, at the Borrower’s option, a base rate plus an applicable margin. The applicable margins for the New Term Loan Facility are 5.25% with respect to Eurodollar rate borrowings and 4.25% with respect to base rate borrowings.

The Borrower may voluntarily prepay loans or reduce commitments under the New Term Loan Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (other than a 1.00% premium on any prepayment in connection with a repricing transaction prior to the date that is twelve months after the date we entered into the New Term Loan Facility).

The Borrower will be required to prepay the New Term Loan Facility with 100% of the net cash proceeds of certain asset sales (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios) and subject to certain reinvestment rights, 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios). The Borrower was not required to make any excess cash flow payment for the year ended December 31, 2020, and the Borrower did not make any other mandatory or voluntary prepayments of the New Term Loan Facility for the year ended December 31, 2020.

The Borrower’s obligations under the New Term Loan Facility are guaranteed by Holdings and the Guarantors. The New Term Loan Facility is secured by a lien on substantially all of Holdings’, the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The New Term Loan Facility has a first-priority lien on the fixed asset collateral (equal in priority with the liens securing the Notes) and a second-priority lien on the current asset collateral (second in priority to the liens securing the New Revolving Credit Facility), in each case, subject to other permitted liens.

The New Term Loan Facility contains certain customary negative covenants, including, but not limited to, restrictions on the Borrower’s ability and that of its restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates.

The New Term Loan Facility provides that, upon the occurrence of certain events of default, the Company’s obligations thereunder may be accelerated. Such events of default will include payment defaults to the lenders thereunder, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy, insolvency, corporate arrangement, winding-up, liquidation or similar proceedings, material money judgments, change of control and other customary events of default.

Senior Secured Notes

In connection with the Closing, Advantage Solutions FinCo LLC (“Finco”) issued $775.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2028 (the “Notes”). Substantially concurrently with the Merger, Finco merged with and into Advantage Sales & Marketing Inc. (the “Issuer”), with the Issuer continuing as the surviving entity and assuming the obligations of Finco. The Notes were sold to BofA Securities, Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. LLC and Apollo Global Securities, LLC. The Notes were resold to certain non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 100% of their principal amount. The terms of the Notes are governed by an Indenture, dated as of October 28, 2020 (the “Indenture”), among Finco, the Issuer, the guarantors named therein (the “Notes Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent.

Interest and maturity

Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 at a rate of 6.50% per annum, commencing on May 15, 2021. The Notes will mature on November 15, 2028.

Guarantees

The Notes are guaranteed by Holdings and each of the Issuer’s direct and indirect wholly owned material U.S. subsidiaries (subject to certain permitted exceptions) and Canadian subsidiaries (subject to certain permitted exceptions, including exceptions based on immateriality thresholders of aggregate assets and revenues of Canadian subsidiaries) that is a borrower or guarantor under the New Term Loan Facility.

Security and Ranking

The Notes and the related guarantees are the general, senior secured obligations of the Issuer and the Notes Guarantors, are secured on a first-priority pari passu basis by security interests on the fixed asset collateral (equal in priority with liens securing the New Term Loan Facility), and are secured on a second-priority basis by security interests on the current asset collateral (second in priority to the liens securing the New Revolving Credit Facility and equal in priority with liens securing the New Term Loan Facility), in each case, subject to certain limitations and exceptions and permitted liens.

The Notes and related guarantees rank (i) equally in right of payment with all of the Issuer’s and the Guarantors’ senior indebtedness, without giving effect to collateral arrangements (including the New Senior Secured Credit Facilities) and effectively equal to all of the Issuer’s and the Guarantors’ senior indebtedness secured on the same priority basis as the Notes, including the New Term Loan Facility, (ii) effectively subordinated to any of the Issuer’s and the Guarantors’ indebtedness that is secured by assets that do not constitute collateral for the Notes to the extent of the value of the assets securing such indebtedness and to indebtedness that is secured by a senior-priority lien, including the New Revolving Credit Facility to the extent of the value of the current asset collateral and (iii) structurally subordinated to the liabilities of the Issuer’s non-Guarantor subsidiaries.

Optional redemption for the Notes

The Notes are redeemable on or after November 15, 2023 at the applicable redemption prices specified in the Indenture plus accrued and unpaid interest. The Notes may also be redeemed at any time prior to November 15, 2023 at a redemption price equal to 100% of the aggregate principal amount of such Notes to be redeemed plus a “make-whole” premium, plus accrued and unpaid interest. In addition, the Issuer may redeem up to 40% of the original aggregate principal amount of Notes before November 15, 2023 with the net cash proceeds of certain equity offerings at a redemption price equal to 106.5% of the aggregate principal amount of such Notes to be redeemed, plus accrued and unpaid interest. Furthermore, prior to November 15, 2023, the Issuer may redeem during each calendar year up to 10% of the original aggregate principal amount of the Notes at a redemption price equal to 103% of the aggregate principal amount of such Notes to be redeemed, plus accrued and unpaid interest. If the Issuer or its restricted subsidiaries sell certain of their respective assets or experience specific kinds of changes of control, subject to certain exceptions, the Issuer must offer to purchase the Notes at par. In connection with any offer to purchase all Notes, if holders of no less than 90% of the aggregate principal amount of Notes validly tender their Notes, the Issuer is entitled to redeem any remaining Notes at the price offered to each holder.

Restrictive covenants

The Notes are subject to covenants that, among other things limit the Issuer’s ability and its restricted subsidiaries’ ability to: incur additional indebtedness or guarantee indebtedness; pay dividends or make other distributions in respect of, or repurchase or redeem, the Issuer’s or a parent entity’s capital stock; prepay, redeem or repurchase certain indebtedness; issue certain preferred stock or similar equity securities; make loans and investments; sell or otherwise dispose of assets; incur liens; enter into transactions with affiliates; enter into agreements restricting the Issuer’s subsidiaries’ ability to pay dividends; and consolidate, merge or sell all or substantially all of the Issuer’s assets. Most of these covenants will be suspended on the Notes so long as they have investment grade ratings from both Moody’s Investors Service, Inc. and S&P Global Ratings and so long as no default or event of default under the Indenture has occurred and is continuing.

Events of default

The following constitute events of default under the Notes, among others: default in the payment of interest; default in the payment of principal; failure to comply with covenants; failure to pay other indebtedness after final maturity or acceleration of other indebtedness exceeding a specified amount; certain events of bankruptcy; failure to pay a judgment for payment of money exceeding a specified aggregate amount; voidance of subsidiary guarantees; failure of any material provision of any security document or intercreditor agreement to be in full force and effect; and lack of perfection of liens on a material portion of the collateral, in each case subject to applicable grace periods.

Government Loans for COVID-19 relief

On May 25, 2020, a subsidiary of the Company operating in Japan entered into two loan agreements from a bank lender pursuant to a local government loan program. Subsequently, one of the loans was refinanced on October 26, 2020. No loss on extinguishment of debt was recognized. The loans, which includes a refinanced loan on October 26, 2020, bear interest rates of 1.82% and 1.83% per annum with maturity dates of May 27, 2029 and October 27, 2029, respectively, and amounts under the loans will be repayable to the lender in monthly installments. As of December 31, 2020, the Company had an aggregate principal amount of $2.9 million borrowings outstanding.

Future minimum principal payments on long-term debt are as follows:

(in thousands)
2021	$13,745
2022	13,298
2023	13,293
2024	13,274
2025	13,277
Thereafter	2,086,731

Total future minimum principal payments	$2,153,618

8. Leases

The Company leases facilities, and equipment under noncancelable leases that have been classified as operating leases for financial reporting purposes. These leases often include one or more options to renew and the lease term includes the renewal terms when it is reasonably certain that the Company will exercise the option. In general, for the Company’s material leases, the renewal options are not included in the calculation of its right-of-use assets and lease liabilities, as the Company does not believe that it is reasonably certain that these renewal options will be exercised. The Company’s lease agreements do not contain any material residual guarantees or material restrictive covenants.

All operating lease expenses are recognized on a straight-line basis over the lease term as a component of “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss. Payments under the Company’s lease arrangements are primarily fixed. However, certain lease agreements contain variable costs, which are expensed as incurred and not included in the calculation of the Company’s right-of-use assets and related liabilities for those leases. These costs typically include real estate taxes, common area maintenance and utilities for which the Company is obligated to pay under the terms of those leases.

During the years ended December 31, 2020 and 2019, the Company expensed approximately $44.2 million and $53.5 million of total operating lease costs, which includes $6.6 million and $8.5 million of variable lease costs, respectively. During the year ended December 31, 2018, the Company recognized $48.7 million of total operating lease expense.

Beginning in mid-March of 2020, in response to the COVID-19 pandemic, the Company established a global work from home policy. A significant portion of the Company’s office-based workforce temporarily transitioned to working from home and the Company commenced a plan to strategically exit certain offices during the year ended December 31, 2020. Based on a number of factors, the Company concluded that this strategic initiative did not result in a triggering event that would indicate that the Company’s related asset groups may not be recoverable as of December 31, 2020. In enacting the plan, the Company abandoned several office leases prior to reaching termination agreements with its landlords, and as a result, adjusted the useful life of these asset to reflect the remaining expected use. The reduction to the right-of use assets and liabilities related to these leases for the year ended December 31, 2020 were $41.8 million and $42.6 million, respectively, resulting in additional lease gain of $0.8 million. Additionally, the Company paid $18.0 million in termination fees for the year ended December 31, 2020, which was recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company’s right-of-use assets and lease liabilities for operating leases as of December 31, 2020 and 2019 were as follows:

(in thousands)	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	Other assets	$49,772	$93,924
Liabilities
Current operating lease liabilities	Other accrued expenses	20,894	34,072
Noncurrent operating lease liabilities	Other long-term liabilities	44,737	84,902

Total lease liabilities		$65,631	$118,974

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. In determining its incremental borrowing rate, the Company reviewed the terms of its leases, its credit facilities, and other factors.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Cash paid for operating lease liabilities	$42,670	$32,229
Right-of-use assets obtained in exchange for new operating lease obligations	7,496	40,536
Weighted-average remaining lease term	4.7 years	4.4 years
Weighted-average discount rate	9.8%	10.0%

Maturities of lease liabilities as of December 31, 2020 were as follows:

(in thousands)
2021	$27,323
2022	17,691
2023	11,748
2024	8,962
2025	5,266
Thereafter	7,004

Total lease payments	$77,994
Less imputed interest	(12,363)

Present value of lease liabilities	$65,631

The Company has additional operating leases for real estate of $1.8 million which have not commenced as of December 31, 2020, and as such, have not been recognized on the Company’s Consolidated Balance Sheet. These operating leases commence in 2021.

9. Fair Value of Financial Instruments

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of December 31, 2020, and 2019, the Company’s interest rate derivatives and forward contracts are Level 2 assets and liabilities with the related fair values based on third-party pricing service models. These models use discounted cash flows that utilize market-based forward swap curves commensurate with the terms of the underlying instruments.

As of December 31, 2020, and 2019, the contingent consideration assets and liabilities are Level 3 assets and liabilities with the related fair values based on the significant unobservable inputs and probability weightings in using the income approach.

The following table sets forth the Company’s financial assets and liabilities measured on a recurring basis at fair value, categorized by input level within the fair value hierarchy. The carrying amounts of “Cash and cash equivalents”, “Accounts receivable”, and “Accounts payable” approximate fair value due to the short-term maturities of these financial instruments in the Consolidated Balance Sheets.

	December 31, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Cash and cash equivalents	$204,301	$204,301	$—	$—
Derivative financial instruments	1,824	—	1,824	—

Total assets measured at fair value	$206,125	$204,301	$1,824	$—

Liabilities measured at fair value
Derivative financial instruments	$1,882	$—	$1,882	$—
Contingent consideration liabilities	45,901	—	—	45,901

Total liabilities measured at fair value	$47,783	$—	$1,882	$45,901

	December 31, 2019
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Cash and cash equivalents	$184,224	$184,224	$—	$—
Contingent consideration receivable	6,120	—	—	6,120

Total assets measured at fair value	$190,344	$184,224	$—	$6,120

Liabilities measured at fair value
Derivative financial instruments	$3,277	$—	$3,277	$—
Contingent consideration liabilities	47,649	—	—	47,649

Total liabilities measured at fair value	$50,926	$—	$3,277	$47,649

Interest Rate Cap Agreements

As of December 31, 2020, and 2019, the Company had interest rate cap contracts with an aggregate notional value of principals of $2.2 billion and $1.5 billion, respectively, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. As of December 31, 2020, the aggregate fair value of the Company’s outstanding interest rate caps represented an outstanding net asset of $1.8 million and an outstanding net liability of $1.9 million. As of December 31, 2019, the aggregate fair value of the Company’s outstanding interest rate caps represented an outstanding net liability of $3.3 million.

As of December 31, 2020, $1.8 million, $1.0 million, and $0.9 million of the Company’s fair value of outstanding interest rate caps were included in “Prepaid expenses and other current assets “, “Other accrued expenses”, and “Other long-term liabilities” in the Consolidated Balance Sheets, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2019, $1.0 million and $2.3 million of the Company’s fair value of outstanding interest rate caps were included in “Other accrued expenses” and “Other long-term liabilities” in the Consolidated Balance Sheets, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Loss.

During the years ended December 31, 2020, 2019, and 2018, the Company recorded interest expense in the amount of $0.4 million, $2.7 million, and $3.9 million, respectively, related to changes in the fair value of its derivative instruments, respectively.

Forward Contracts

During the years ended December 31, 2020, 2019, and 2018, the Company recognized a gain of $0.5 million, a loss of $0.4 million, and a loss of $1.0 million, respectively, related to changes in fair values of the forward contracts as a component of “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

Contingent Consideration Receivable

Each reporting period, the Company measures the fair value of its contingent receivable by evaluating the significant unobservable inputs and probability weightings using Monte Carlo simulations. Any resulting decreases or increases in the fair value result in a corresponding gain or loss reported in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

The Company has reassessed the fair value of contingent consideration, noting that as of December 31, 2020, projected EBITDA related to acquisitions, which was anticipated to contribute to measurement period EBITDA, was lower than expected. This reassessment resulted in a fair value adjustment of a $6.1 million loss that was included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

Long-term Debt

The following table sets forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2020
New Term Loan Credit Facility	$1,325,000	$1,447,993
Notes	775,000	884,826
New Revolving Credit Facility	50,000	50,000
Notes payable and deferred obligations	3,618	3,618

Total long-term debt	$2,153,618	$2,386,437

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2019
First Lien Term Loan	$2,467,529	$2,413,663
Second Lien Term Loan	760,000	733,526
Notes payable and deferred obligations	2,053	1,872

Total long-term debt	$3,229,582	$3,149,061

10. Investments

Investments in Unconsolidated Affiliates

In connection with the Daymon Acquisition, the Company acquired 9.9% of the outstanding common shares of a subsidiary of a Japanese supermarket chain (“ATV”). The Company has no substantial influence over ATV. The Company elected the measurement alternative to value this equity investment without a readily determinable fair value. The Company will continue to apply the alternative measurement guidance until this investment does not qualify to be so measured. The carrying value of the investment was $7.9 million and $7.5 million as of December 31, 2020 and 2019, respectively.

The Company’s significant equity investments primarily consist of Global Smollan Holdings (25% ownership), Smollan Holding Proprietary Limited (25% ownership), Partnership SPV 1 Limited (12.5% ownership), and Ceuta Holding Limited (8.8% ownership). Income from the Company’s equity method investments, included in “Cost of revenues” in the Consolidated Statements of Operations and Comprehensive Loss, was $5.1 million, $4.9 million, and $4.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Company’s proportionate share in their net assets at December 31, 2020, and 2019 were $107.7 million and 104.1 million, respectively. The Company’s equity method investments are not material to the Company’s results of operations or financial position; therefore, no summarized financial information for the Company’s unconsolidated subsidiaries has been presented.

11. Equity-Based Compensation and Equity

The Limited Partnership Agreement allows profits interests in Topco to be granted to directors, officers, employees, and consultants of Topco and its subsidiaries. The performance-based profits interests (“Common Series C Units”) are subject to certain vesting requirements, as described below.

Additionally, in 2014, Topco issued 30,000 time-vesting profits interests (“Common Series D Units”) to entities affiliated with one equity sponsor of Topco. Time-vesting profits interests vest on a monthly basis that began on October 1, 2014 and ended on September 1, 2019. The compensation expense associated with the issuance of such awards for non-employees is recorded by the Company as the Company receives the benefit of the services being provided by the non-employees.

Common Series C Units and Common Series C-2 Units

During the years ended December 31, 2020, 2019, and 2018, 2,900 Common Series C Units, 21,953 Common Series C Units, and 10,830 Common Series C Units, respectively, were granted at no cost to employees of the Company. As the result of an amendment and restatement of the Limited Partnership Agreement, on March 15, 2018, 75% of all Common Series C Units awards are subject to vesting over four fiscal years from their respective issuance date. The remaining 25% of the units vest if and when Topco’s private equity sponsors as of the date of the 2014 Topco Acquisition realize a pre-tax internal rate of return of 20% compounded annually with respect to the Common Series A Units of Topco held by such sponsors. To the extent the Common Series C Units vest, such units may still be forfeited as a result of termination of the employment of the applicable holders or upon a non-qualifying exit event. Certain awards vest over the remaining initial four-year term, subject to the employee’s continued employment. In addition, certain Common Series C Units were issued in connection with the Daymon Acquisition to Daymon employees, certain of which are deemed to be vested upon issuance, and certain on which vest in four installments on each of the first four anniversaries following the completion of the Daymon Acquisition, subject to such employee’s continued employment with the Company. The Limited Partnership Agreement also authorizes Topco to issue 35,000 Common Series C-2 Units to employees of the Company, which are deemed to be vested upon issuance and subject to substantially similar forfeiture provisions as the Common Series C Units, including forfeiture upon certain terminations of employment with the Company of the applicable holders or a non-qualifying exit event.

A valuation, including an option pricing method allocation and Monte Carlo simulation, was used to estimate the fair value of Common Series C Units and Common Series C-2 Units. The expected price volatility is based on the average of the historical volatility of comparable public companies. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant over the expected term. The Company did not use a dividend yield as it has not historically paid distributions.

The following weighted average assumptions were used in determining the fair value of Common Series C Unit grants made during the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Grant date fair value	$201.25	$37.90	$167.40
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	75.3%	41.2%	36.0%
Risk-free interest rate	0.2%	2.5%	2.3%
Lack of marketability discount	30.5%	31.3%	29.2%
Expected term (years)	1.0	1.0	1.0

The following weighted average assumptions were used in determining the fair value of Common Series C-2 Unit grants made during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Grant date fair value	$223.00	$284.00	$652.99
Dividend yield	0.0%	0.0%	0.0%
Yield Test Probability	23.3%	39.0%	97.1%
Cost of Equity Capital	11.8%	11.1%	12.3%
Expected term (years)	1.0	2.0	3.0

Topco has the option to repurchase Common Series C Units for cash.

The following table summarizes the activity in the Common Series C Units during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Beginning of the period	174,190	156,975	150,906
Grants	2,900	21,953	10,830
Forfeitures	(5,064)	(4,738)	(4,416)
Repurchases	—	—	(345)

End of the period	172,026	174,190	156,975

The following table summarizes the activity in the Common Series C-2 Units during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Beginning of the period	33,400	33,525	—
Grants	2,500	1,425	34,275
Forfeitures	(3,625)	(1,550)	(750)

End of the period	32,275	33,400	33,525

The Company classified the Merger as a vesting exit event for accounting purposes associated with the Common Series C and C-2 Units. As a result, the Company recognized non-cash compensation expenses of $62.7 million in connection with the Common Series C Units and $13.3 million in connection with the Common Series C-2 Units for the year ended December 31, 2020. The remaining $5.7 million and $0.4 million will vest in 2021 and 2022, respectively. As the vesting exit event was at Topco, there was no impact to the Company’s outstanding shares of Common Stock. No expense was recorded in the years ended December 31, 2019 or 2018, since a vesting exit event was not yet deemed probable of occurring.

Common Series D Units

The Company measures the fair value of the Common Series D Units quarterly throughout the five-year vesting period and recognizes this cost ratably over the vesting period. There were no grants during the years ended December 31, 2020, 2019, and 2018. The OPM was used to estimate the Common Series D Units fair value of $300 as of the grant date. The expected share price volatility is based on the average of the historical volatility of comparable public companies. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant over the expected term. The Company did not use a dividend yield as it has not historically paid distributions. The fair value of these units at the end of each measurement period were $644, $184, and $165 per unit as of December 31, 2020, 2019, and 2018. Since the Common Series D Units that were issued under the Limited Partnership Agreement were for interests in Topco, which is outside of the consolidated group, the value of the profits interests were marked to market at each of the Company’s reporting periods.

The following assumptions were used in determining the fair value for the years ended December 31, 2020, 2019, and 2018:

	Year Ended December 31,
	2020	2019	2018
Grant date fair value	$300.00	$300.00	$300.00
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	48.0%	44.0%	40.0%
Risk-free interest rate	0.1%	1.6%	2.6%
Lack of marketability discount	23.0%	26.0%	25.0%
Expected term (years)	1.0	1.0	1.0

On December 31, 2020, there were 30,000 Common Series D Units outstanding. During the years ended December 31, 2020, 2019, and 2018, the Company recorded an equity-based compensation expense of $13.8 million, $1.3 million and a gain related to equity-based compensation of $8.2 million, respectively, included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

Equity

Class A Common Stock—The Company is authorized to issue 3,920,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At December 31, 2020, there were 318,425,182 shares of Class A common stock legally issued and outstanding, including 5,000,000 Performance Shares issued to Topco at the Closing, which were subject to vesting upon satisfaction of a market performance condition after the Closing. Such performance shares vested on January 15, 2021 when the market performance condition was satisfied. Topco did not have the right to vote the Performance Shares until the vesting condition for the Performance Shares was achieved.

Preferred stock—The Company is authorized to issue 10,000,000 preferred stock with no par value of $0.0001 per share. At December 31, 2020 and 2019, there are no preferred stock issued or outstanding.

Warrants—As of December 31, 2020, 11,250,000 public warrants were outstanding. Each whole warrant entitles the holder to purchase one whole share of the Company’s Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Warrants may only be exercised for a whole number of shares of Class A common stock. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants became exercisable 30 days after the completion of the Merger. The warrants will expire five years after the completion of the Merger, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

As of December 31, 2020, 7,333,333 private placement warrants were outstanding. The private placement warrants are identical to the public warrants, except that the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants were not transferable, assignable or salable until 30 days after the completion of the Merger, subject to certain limited exceptions. Additionally, the private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial stockholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

The Company may call the warrants for redemption:

For cash:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last reported closing price of the common stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, reorganizations, reclassifications, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

For cash or Class A common stock:

•	in whole and not in part;

•

at a price of $0.10 per warrant, provided that the warrant holders will be able to exercise their warrants prior to redemption and receive that number of shares of Class A common stock to be determined by reference to a table included in the warrant agreement, based on the redemption date and the fair market value of the Class A common stock;

•	upon a minimum of 30 days’ prior written notice of redemption;

•

if, and only if, the last reported closing price of the common stock equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, reorganizations, reclassifications, recapitalizations and the like) on the trading day prior to the date on which the Company sends notice of redemption to the warrant holders; and

•

if, and only if, an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto is available throughout the 30 day period after which written notice of redemption is given, or the Company has elected to require the exercise of the warrants on a “cashless” basis.

If the Company calls the warrants for redemption, management will have the option to require all holders that wish to exercise the warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend. Additionally, in the event of a recapitalization, reorganization, merger or consolidation, the kind and amount of shares of stock or other securities or property (including cash) issuable upon exercise of the warrants may be adjusted. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants shares.

During the year ended December 31, 2020, no warrants were exercised for Class A common stock.

12. Employee Benefit Plans

The Company sponsors 401(k) plans for certain employees who meet specified age and length of service requirements. The 401(k) plans include a deferral feature under which employees may elect to defer a portion of their salary, subject to Internal Revenue Service limitations. The Company provides a matching contribution based on a percentage of participating employees’ salaries and contributions made. Total contributions to the plan for the years ended December 31, 2020, 2019, and 2018, were $10.8 million, $13.9 million, and $13.2 million, respectively.

13. Related Party Transactions

Management Fees

The Company incurred $1.4 million, $5.5 million, and $5.5 million, in management fees to certain entities affiliated with or advised by CVC Capital Partners, Leonard Green & Partners, Bain Capital, Juggernaut Management, LLC, and Centerview Capital, L.P. for the years ended December 31, 2020, 2019, and 2018, respectively, which are included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss. As of the closing of the Transactions, the management service agreements were terminated other than certain provisions, which survive, related to indemnification and expense advancement.

Overlapping Directors

Until February 2, 2020, a member of the board of directors of Topco served as a member of the board of directors for a holding company of a client. During the years ended December 31, 2020, 2019, and 2018, the Company recognized revenues of $3.9 million, $41.8 million, and $43.0 million, respectively, from this client. Accounts receivable from this client were zero and $7.0 million as of December 31, 2020, and 2019, respectively.

Beginning October 28, 2020, two members of the board of directors of Topco served as the members of the board of directors of another client of the Company. During the year ended December 31, 2020, the Company recognized revenues of $0.2 million from this client. Accounts receivable from this client was less than $0.1 million as of December 31, 2020.

Until October 28, 2020, a member of the board of directors of Topco served as a member of the board of directors of another client of the Company since the appointment on June 25, 2019. During the years ended December 31, 2020 and 2019, the Company recognized revenues of $16.4 million and $5.4 million, respectively, from this client. Accounts receivable from this client was zero and $0.1 million as of December 31, 2020 and 2019, respectively.

Investment in Unconsolidated Affiliates

During the years ended December 31, 2020, 2019, and 2018, the Company recognized revenues of $19.6 million, $21.9 million, and $23.5 million, respectively, from the parent company of an investment in unconsolidated affiliates. Accounts receivable from this client were $2.2 million and $2.2 million as of December 31, 2020 and 2019, respectively.

Long-term Debt

Certain funds managed by CVC Credit Partners, which is part of the same network of companies providing investment management advisory services operating under the CVC brand as CVC Capital Partners, act as lenders under the Company’s New Term Loan Facility. As of December 31, 2020, the funds managed by CVC Credit Partners held $11.3 million of the aggregate principal outstanding under the New Term Loan Facility.

Prior to the Closing of the Transactions, the funds managed by CVC Credit Partners under the Company’s First Lien Term Loans and Second Lien Term Loans were $100.2 million and $31.1 million, respectively, as of December 31, 2019.

Intercompany Promissory Notes

Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company, entered into intercompany loan agreements with Topco, pursuant to which Topco has borrowed various amounts totaling $6.0 million from Advantage Sales & Marketing Inc. to facilitate the payment to certain former associates for their equity interests in Topco. On September 1, 2020, Advantage Sales & Marketing Inc. entered into a new intercompany loan agreement with Topco consolidating all outstanding amounts under the prior agreements. Pursuant to the new intercompany loan agreement Topco borrowed $6.0 million at an interest rate of 0.39% per annum. This loan matures on December 31, 2023 and is pre-payable at any time without penalty.

14. Restructuring Charges

Restructuring charges include severance plans designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes. In response to the COVID-19 pandemic, the Company commenced a plan involving terminating certain employees, particularly with respect to COVID-19 impacted operations. In addition, the Company established a global work from home policy. A significant portion of the Company’s office-based workforce temporarily transitioned to working from home and the Company commenced a plan to strategically exit certain offices during the year ended December 31, 2020. Refer to Note 8 — Leases, for additional information. During the years ended December 31, 2019 and 2018, in connection with the Daymon Acquisition, the Company commenced restructuring programs designed to achieve cost savings through transaction synergies. The Company recorded severance expenses of $4.6 million, $2.3 million, and $7.9 million included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2020, 2019, and 2018, respectively.

As of December 31, 2020, and 2019, $1.3 million and $2.6 million of the Company’s restructuring charges were included in “Other accrued expenses” in the Consolidated Balance Sheets, respectively.

The following table summarizes the Company’s restructuring activity:

	Severance	Facilities and Other Costs	Total Restructuring Charges
(In thousands)
Balance at January 1, 2018	$13,257	$—	$13,257
Charges	7,901	4,564	12,465
Payments/utilization	(16,841)	(1,862)	(18,703)
Foreign exchange translation effects	(867)	(48)	(915)

Balance at December 31, 2018	3,450	2,654	6,104

Charges	2,271	3,114	5,385
Payments/utilization	(4,398)	(4,476)	(8,874)

Balance at December 31, 2019	$1,323	$1,292	$2,615

Charges	4,601	755	5,356
Payments/utilization	(5,380)	(1,292)	(6,672)

Balance at December 31, 2020	$544	$755	$1,299

The following table summarizes the Company’s restructuring charges by segment:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Sales	$2,451	$2,928	$6,663
Marketing	2,905	2,457	5,802

Total restructuring charges	$5,356	$5,385	$12,465

Total restructuring charges recognized represents the estimated total charges for the years ended December 31, 2020, 2019, and 2018, respectively.

15. Income Taxes

The (benefit from) provision for income taxes is as follows:

	Year Ended December 31,
	2020	2019	2018
(in thousands)
Current tax (benefit) expense
Federal	$(9,106)	$45,874	$21,399
State	4,710	11,311	11,742
Foreign	13,422	12,231	12,140

Total current tax expense	9,026	69,416	45,281

Deferred tax (benefit) expense
Federal	(6,501)	(53,314)	(164,208)
State	868	(11,055)	(48,653)
Foreign	(8,724)	(3,694)	(754)

Total deferred tax benefit	(14,357)	(68,063)	(213,615)

Total (benefit from) provision for income taxes	$(5,331)	$1,353	$(168,334)

A reconciliation of the provision for taxes based on the federal statutory income tax rate attributable to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory U.S. rate	21.0%	21.0%	21.0%
State tax, net of federal tax benefit	(2.6)%	(1.1)%	2.2%
Foreign tax, net of federal tax benefit	1.1%	(17.4)%	(0.4)%
Goodwill impairment	—	—	(10.4)%
Global Intangible Low Taxed Income	—	(8.3)%	(0.2)%
Transaction expenses	(0.1)%	(5.4)%	(0.1)%
Disallowed Executive Compensation	(3.4)%	—	—
Equity-based compensation	(11.2)%	(1.5)%	0.2%
Meals and entertainment	(0.7)%	(11.1)%	(0.2)%
Contingent consideration fair value adjustment	(1.4)%	7.1%	0.7%
Non-deductible expenses	(0.4)%	(4.6)%	—
Return to provision on permanent differences	0.1%	8.2%	0.1%
Work opportunity tax credit	0.5%	3.3%	—
Research and development credit	0.3%	4.0%	—
Other	—	(1.6)%	(0.1)%

Effective tax rate	3.2%	(7.4)%	12.8%

The geographic components of (loss) income before income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
(in thousands)
U.S. sources	$(190,163)	$(32,893)	$(1,347,770)
Non-U.S. sources	23,125	14,490	28,213

Loss before income taxes	$(167,038)	$(18,403)	$(1,319,557)

Net deferred tax liabilities consist of the following:

	December 31,
(in thousands)	2020	2019
Deferred tax assets
Accrued liabilities	$77,599	$70,420
Interest expense	20,851	49,586
Social security tax deferral	12,656	—
Net operating losses	10,557	7,671
Right-of-use liabilities	11,996	26,648
Transaction expenses	8,643	5,325
Debt issuance costs	6,422	973
Acquired intangibles, including goodwill	2,205	2,292
Insurance reserves	2,262	2,403
Other	4,755	6,158

Total deferred tax assets	157,946	171,476

Deferred tax liabilities
Acquired intangibles including goodwill	618,697	636,245
Right-of-use assets	7,890	20,294
Restructuring expenses	4,977	6,857
Depreciation	2,464	1,617
Unrealized transactions	—	990
Other	6,266	6,038

Total deferred tax liabilities	640,294	672,041

Less: deferred income tax asset valuation allowances	(6,706)	(5,570)

Net deferred tax liabilities	$489,054	$506,135

	December 31,
(in thousands)	2020	2019
Reported as:
Noncurrent deferred tax asset	$2,188	$227
Noncurrent deferred tax liability	491,242	506,362

Net deferred tax liabilities	$489,054	$506,135

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions, among others, addressing the carryback of net operating loss carryforwards (“NOLs”) for specific periods, refunds of alternative minimum tax credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (“QIP”). Additionally, the CARES Act, in efforts to enhance business’ liquidity, provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes.

The CARES Act allows employers to defer payment of a portion of payroll taxes otherwise due on wages paid between the enactment date and December 31, 2020 and remit the deferred payroll taxes in equal amounts on December 31, 2021 and December 31, 2022. Under this provision of the CARES Act, the Company has recorded the tax impact of $12.6 million as a deferred tax asset.

The Company held cash and cash equivalents in foreign subsidiaries of $87.7 million and $59.3 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, and 2019, the undistributed earnings of the Company’s foreign subsidiaries are $134.6 million and $92.6 million, respectively.

The Company has not recorded a deferred tax liability related to undistributed earnings of its foreign subsidiaries as of December 31, 2020, except for a $2.1 million of deferred tax liability recorded as of December 31, 2020 for unremitted earnings in Canada with respect to which the Company no longer has an indefinite reinvestment assertion. Taxes have not been provided on the remaining $82.5 million of undistributed foreign earnings. The incremental tax liability associated with these earnings is expected to be immaterial.

The Company evaluates its deferred tax assets, including a determination of whether a valuation allowance is necessary, based upon its ability to utilize the assets using a more likely than not analysis. Deferred tax assets are only recorded to the extent that they are realizable based upon past and future income. As a result of the evaluation, the Company established a valuation allowance of $6.7 million and $5.6 million on its foreign affiliates’ deferred tax assets as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company had $6.2 million of federal NOLs, $16.3 million state NOLs, and $31.4 million foreign NOLs. The change of ownership provisions of the Tax Reform Act of 1986 may limit utilization of a portion of The Company’s domestic NOLs to future periods. The federal NOLs expire between 2036 and 2037, $13.2 million of the state NOLs expire between 2023 and 2039 and the remaining $3.1 million of the state NOLs carry forward indefinitely. Foreign NOLs of $11.6 million expire between 2024 and 2032 and the remaining $19.8 million of the foreign NOLs carry forward indefinitely.

16. Segments and Geographic Information

The Company’s operations are organized into two reportable segments: sales and marketing. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker (the chief executive officer) in deciding how to allocate resources and in assessing performance. Through the Company’s sales segment, the Company serves as a strategic intermediary between consumer goods manufacturers and retailer partners and performs critical merchandizing services on behalf of both consumer goods manufacturers and retail partners. Through the Company’s marketing segment, the Company develops and executes marketing programs for manufacturers and retailers. These reportable segments are organized by the types of services provided, similar economic characteristics, and how the Company manages its business. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein. The Company and its chief operating decision maker evaluate performance based on revenues and operating income.

(in thousands)	Sales	Marketing	Total
Year Ended December 31, 2020
Revenues	$2,060,593	$1,095,078	$3,155,671
Depreciation and amortization	$171,569	$67,029	$238,598
Operating income	$63,305	$3,701	$67,006
Year Ended December 31, 2019
Revenues	$1,954,705	$1,830,358	$3,785,063
Depreciation and amortization	$161,563	$71,010	$232,573
Operating income	$127,961	$85,713	$213,674
Year Ended December 31, 2018
Revenues	$1,857,004	$1,850,624	$3,707,628
Depreciation and amortization	$157,098	$68,135	$225,233
Operating loss	$(1,072,702)	$(17,212)	$(1,089,914)

Revenues and long-lived assets by services provided in geographic region are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenues
North America	$2,791,282	$3,324,019	$3,257,937
International	363,433	461,044	449,691

Total revenues	$3,154,715	$3,785,063	$3,707,628

	December 31,
(in thousands)	2020	2019
Long-Lived Assets
North America	$72,722	$107,940
International	7,294	6,750

Total long-lived assets	$80,016	$114,690

The classification “North America” is primarily comprised of the Company’s U.S. and Canadian operations and the classification “International” primarily includes the Company’s operation in the U.K., Germany, the Netherlands and Japan.

Revenues by location of services provided in the U.S. were $2.7 billion, $3.1 billion, and $3.0 billion during the years ended December 31, 2020, 2019, and 2018, respectively.

17. Commitments and Contingencies

Litigation

The Company is involved in various legal matters that arise in the ordinary course of its business. Some of these legal matters purport or may be determined to be class and/or representative actions, or seek substantial damages, or penalties. The Company has accrued amounts in connection with certain legal matters, including with respect to certain of the matters described below. There can be no assurance, however, that these accruals will be sufficient to cover such matters or other legal matters or that such matters or other legal matters will not materially or adversely affect the Company’s business, financial position, or results of operations.

Employment Matters

The Company has also been involved in various litigation, including purported class or representative actions with respect to matters arising under the California Labor Code and Private Attorneys General Act. The Company has retained outside counsel to represent it in these matters and is vigorously defending its interests.

Legal Matters Related to Take 5

USAO and FBI Voluntary Disclosure and Investigation Related to Take 5

The Company voluntarily disclosed to the United States Attorney’s Office and the Federal Bureau of Investigation certain misconduct occurring at Take 5, a line of business that the Company closed in July 2019. The Company intends to cooperate in this and any other governmental investigations that may arise in connection with the Take 5 Matter. At this time, the Company cannot predict the ultimate outcome of any investigation related to the Take 5 Matter and is unable to estimate the potential impact such an investigation may have on the Company.

Arbitration Proceedings Related to Take 5

In August 2019, as a result of the Take 5 Matter, the Company provided a written indemnification claim notice to the sellers of Take 5 (the “Take 5 Sellers”) seeking monetary damages (including interest, fees and costs) based on allegations of breach of the asset purchase agreement (the “Take 5 APA”), as well as fraud. In September 2019, the Take 5 Sellers initiated arbitration proceedings against the Company, alleging breach of the Take 5 APA as a result of the Company’s decision to terminate the operations of the Take 5 business, and seeking monetary damages equal to all unpaid earn-out payments under the Take 5 APA (plus interest, fees and costs). ). In 2020, the Take 5 sellers amended their statement of claim to allege defamation, relating to statements the Company made to customers in connection with terminating the operations of the Take 5 business, and seeking monetary damages for the alleged injury to their reputation. The Company filed its response to the Take 5 Sellers’ claims, and asserted indemnification, fraud and other claims against the Take 5 Sellers as counterclaims and cross-claims in the arbitration proceedings. The Company is currently unable to estimate the potential impact related to these arbitration proceedings, but the Company has retained outside counsel to represent the Company in these matters and intends to vigorously pursue the Company’s interests.

Other Legal Matters Related to Take 5

The Take 5 Matter may result in additional litigation against the Company, including lawsuits from clients, or governmental investigations, which may expose the Company to potential liability in excess of the amounts being offered by the Company as refunds to Take 5 clients. The Company is currently unable to determine the amount of any potential liability, costs or expenses (above the amounts already being offered as refunds) that may result from any lawsuits or investigations associated with the Take 5 Matter or determine whether any such issues will have any future material adverse effect on the Company’s financial position, liquidity, or results of operations. Although the Company has insurance covering certain liabilities, the Company cannot assure that the insurance will be sufficient to cover any potential liability or expenses associated with the Take 5 Matter.

Surety Bonds

In the ordinary course of business, the Company is required to provide financial commitments in the form of surety bonds to third parties as a guarantee of its performance on and its compliance with certain obligations. If the Company were to fail to perform or comply with these obligations, any draws upon surety bonds issued on its behalf would then trigger the Company’s payment obligation to the surety bond issuer. The Company has outstanding surety bonds issued for its benefit of $7.5 million and $0.5 million as of December 31, 2020, and 2019, respectively.

18. Subsequent Events

Subsequent to December 31, 2020, the Company completed two business acquisitions, which were a sales agency and a marketing agency. The aggregate cash paid for these consummated acquisitions was $17.0 million. The purchase agreements related to those acquisitions included contingent consideration with a maximum payment outcome of $14.2 million and holdback of $1.4 million. The Company has determined that the purchase price allocation related to these acquisitions is impractical to report as of the date of this filing. Purchase price allocations are considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date.

In January 2021 and February 2021, the Company granted performance restricted stock units with respect to our Class A common stock (“PSUs”) under the Advantage Solutions Inc. 2020 Incentive Award Plan (the “2020 Plan”). The grants provided for a target of 2,557,188 shares of Common Stock to be issued pursuant to the PSUs under the 2020 Plan. The PSUs are subject to the achievement of certain performance conditions based on the Company’s Adjusted EBITDA and revenues and the recipient’s continued service to the Company, the PSUs are scheduled to vest over a three-year period from the date of grant and may vest from 0% to 150% of the targeted number of shares set forth in the immediately preceding sentence.

In January 2021 and February 2021, the Company granted restricted stock units with respect to our Class A common stock (“RSUs”) of 1,703,663 shares. RSUs for 125,000 shares of Common Stock are scheduled to vest in two equal tranches on the first and second anniversaries of the grant date. The remaining RSUs are scheduled to vest in three equal tranches, and a tranche shall vest on each of the first, second and third anniversaries of the grant date.

In January 2021, the Company granted RSUs to certain of its directors (Ronald E. Blaylock, Beverly Chase, Virginie Costa and Elizabeth Muñoz-Guzman) with respect to 10,356 shares each. The grants were made in accordance with the Company’s Non-Employee Director Compensation Policy. The RSUs granted to these directors are scheduled to vest on the earlier of the one-year anniversary of the date of grant or the day immediately preceding the date of the first annual meeting of the Company’s stockholders occurring after the date of grant.

The 5,000,000 Performance Shares issued to Topco at the Closing vested on January 15, 2021, when the closing price for the Class A common stock equaled or exceeded $12.00 per share for 20 trading days out of 30 consecutive trading days during the five-year period after the Closing.

SCHEDULE I

ADVANTAGE SOLUTIONS INC.

CONDENSED PARENT ONLY FINANCIAL INFORMATION

OF ADVANTAGE SOLUTIONS INC.

CONDENSED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2020	2019
ASSETS
Investment in subsidiaries	$2,443,067	$1,577,799

Total assets	$2,443,067	$1,577,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Equity attributable to stockholders of Advantage Solutions Inc.
Common stock $0.0001 par value, 3,290,000,000 shares authorized; 318,425,182 and 203,750,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	31	23
Additional paid-in capital	3,356,417	2,337,468
Accumulated deficit	(907,734)	(745,295)
Loans to Karman Topco L.P.	(6,316)	(6,244)
Accumulated other comprehensive income (loss)	669	(8,153)

Total equity attributable to stockholders of Advantage Solutions Inc.	2,443,067	1,577,799
Equity attributable to noncontrolling interest	—	—

Total stockholders’ equity	2,443,067	1,577,799

Total liabilities and stockholders’ equity	2,443,067	1,577,799

See Notes to Condensed Financial Statements

SCHEDULE I

ADVANTAGE SOLUTIONS INC.

CONDENSED PARENT ONLY FINANCIAL INFORMATION

OF ADVANTAGE SOLUTIONS INC.

CONDENSED STATEMENTS OF OPERATIONS

Year Ended December 31,
(in thousands)	2020	2019	2018
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Selling, general, and administrative expenses	—	—	—
Depreciation and amortization	—	—	—

Total expenses	—	—	—

Operating income	—	—	—
Interest expense, net	—	—	—

Income before income taxes and equity in net income of subsidiaries	—	—	—
Provision for income taxes	—	—	—

Net income before equity in net income of subsidiaries	—	—	—
Less: net income attributable to noncontrolling interests	—	—	—

Equity in net income (loss) of subsidiaries	96,954	(21,172)	(1,157,332)
Other comprehensive income (loss), net tax Equity in comprehensive income (loss) of Subsidiaries	8,822	5,497	(8,961)

Total comprehensive income (loss)	$105,776	$(15,675)	$(1,166,293)

See Notes to Condensed Financial Statements

ADVANTAGE SOLUTIONS INC.

CONDENSED PARENT ONLY FINANCIAL INFORMATION

OF ADVANTAGE SOLUTIONS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

In the parent company only financial statements, Advantage Solutions Inc.’s (“Parent”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries during the years ended December 31, 2020 and 2019. The accompanying condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X. A condensed statement of cash flows was not presented because Parent’s operating activities have no cash impact and there were no investing or financing cash flow activities during the years ended December 31, 2020, 2019, and 2018. This information should be read in conjunction with the accompanying Consolidated Financial Statements.

2. Debt Restrictions

Pursuant to the terms of the New Senior Secured Credit Facilities and the Notes discussed in Note 7, Debt, of the Notes to the Consolidated Financial Statements, the Parent’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances to the Parent. Since the restricted net assets of the Parent’s subsidiaries exceed 25% of the consolidated net assets of the Parent and its subsidiaries, the accompanying condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X.

Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company (the “Borrower”) has obligations under the New Term Loan Facility that are guaranteed by Karman Intermediate Corp. (“Holdings”) and all of the Borrower’s direct and indirect wholly owned material U.S. subsidiaries (subject to certain permitted exceptions) and Canadian subsidiaries (subject to certain permitted exceptions, including exceptions based on immateriality thresholders of aggregate assets and revenues of Canadian subsidiaries) (the “Guarantors”). The New Term Loan Facility is secured by a lien on substantially all of Holdings’, the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The New Term Loan Facility has a first-priority lien on the fixed asset collateral (equal in priority with the liens securing the Notes) and a second-priority lien on the current asset collateral (second in priority to the liens securing the New Revolving Credit Facility), in each case, subject to other permitted liens.

The Borrower will be required to prepay the New Term Loan Facility with 100% of the net cash proceeds of certain asset sales (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios) and subject to certain reinvestment rights, 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios).

The New Term Loan Facility contains certain customary negative covenants, including, but not limited to, restrictions on the ability of Holdings and that of its restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates.

The New Term Loan Facility provides that, upon the occurrence of certain events of default, the Company’s obligations thereunder may be accelerated. Such events of default will include payment defaults to the lenders thereunder, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy, insolvency, corporate arrangement, winding-up, liquidation or similar proceedings, material money judgments, change of control and other customary events of default.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (“ICFR”), or an attestation report of our independent registered public accounting firm, as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s ICFR in the period between the consummation date of the reverse acquisition and the date of management’s assessment of ICFR (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form 10-K, we completed the Merger on October 28, 2020, pursuant to which we acquired ASI Intermediate. Prior to the Merger, we were a special purpose acquisition company formed for the purpose of effecting a merger. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. The design of ICFR for the Company post-Merger has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our ICFR as of December 31, 2020.

Material Weaknesses in Internal Control over Financial Reporting

On August 15, 2019, we concluded that our previously-issued audited consolidated financial statements and related notes as of and for the year ended December 31, 2018, should be restated to reflect the corrections of misstatements as a result of the Take 5 Matter. In connection with our investigation into the Take 5 Matter and the other error corrections, we have identified material weaknesses in our internal control over financial reporting that continue to exist as of December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we identified material weaknesses in the design and operating effectiveness of our risk assessment and information and communication processes which contributed to the following material weaknesses:

•

We determined that we did not design and maintain effective controls related to our due diligence procedures for potential acquisitions with respect to databases and information technology systems used to recognize revenue and determine the satisfaction of performance obligations. Specifically, internal controls were not designed and maintained to assess the risks associated with potential acquisitions and the need to perform due diligence as part of purchase accounting with respect to databases and information technology systems utilized to determine the satisfaction of performance obligations, and to communicate and evaluate the results of due diligence.

•

We determined that we did not design and maintain effective controls to establish an appropriate basis for reliance on data and information in our information technology systems used for revenue recognition in certain of our newly acquired businesses. Specifically, internal controls were not designed and maintained to ensure the completeness and accuracy of system generated reports used to verify the satisfaction of performance obligations.

•

We determined that we did not design and maintain effective controls related to information and communication specifically with respect to our whistleblower complaint process to properly investigate, communicate and resolve whistleblower complaints and allegations related to accounting or other misconduct in a timely manner, and with respect to communication with appropriate parties. Specifically, internal controls were not designed and maintained to ensure that individuals conducting investigations into allegations of accounting or other misconduct had the appropriate expertise and supervision, and that the results of the investigations have been communicated to the appropriate parties or that other transactions are communicated to the appropriate parties.

These material weaknesses resulted in restatement of our previously issued annual financial statements as of and for the year end December 31, 2018 and interim consolidated financial information for the three months ended September 30, 2018, December 31, 2018, and March 31, 2019.

Additionally, these material weaknesses could result in a misstatement of our consolidated financial statements or disclosures that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

Remediation Plan

We are in the process of designing and implementing measures to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts include the following actions:

•

In order to validate more fully an acquisition target with databases and information technology systems used to recognize revenue and determine the satisfaction of performance obligations, we are designing and implementing policies and procedures to perform more robust risk assessment and due diligence procedures in connection with such potential acquisitions, including engaging third-party experts to evaluate such target companies’ databases or information technology, and enhancing the communication and evaluation of due diligence results, as appropriate.

•

We are enhancing our procedures related to the risk assessment, and evaluation of the completeness and accuracy of our internal reporting processes with respect to newly acquired businesses, including with respect to the completeness and accuracy of reports used to verify the satisfaction of performance obligations under client contracts and the accuracy of recognized revenues.

•

We are designing, enhancing and implementing procedures and policies to promote timely and proper risk assessment, investigation, resolution, communication and disclosure of any whistleblower complaints or reported allegations of accounting or other misconduct.

In addition, we are designing and implementing various controls, including additional policies, procedures and training, to enhance our disclosure committee process and communication of pertinent information to the appropriate parties in connection with the issuance or reissuance of our consolidated financial statements.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting.

Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described above.

However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with U.S. generally accepted accounting principles, our management has concluded that our consolidated financial statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

MANAGEMENT

Executive Officers and Directors

The following sets forth certain information, as of December 31, 2020, concerning each of our executive officers and directors. References to “the Company” in this section mean the entity Advantage Solutions Inc. formerly known as Conyers Park II Acquisition Corp. References to “Advantage” in this section mean the entity ASI Intermediate Corp. formerly known as Advantage Solutions Inc.

Name	Age	Position
Tanya Domier	55	Chief Executive Officer and Director
Brian Stevens	47	Chief Financial Officer and Chief Operating Officer
Jill Griffin	48	President and Chief Commercial Officer
Ronald E. Blaylock	60	Director
Cameron Breitner	46	Director
Beverly F. Chase	71	Director
Virginie Costa	46	Director
Ryan Cotton	42	Director
Timothy J. Flynn	48	Director
Tiffany Han	31	Director
James M. Kilts	72	Director
Elizabeth Muñoz-Guzman	53	Director
Brian K. Ratzan	50	Director
Jonathan D. Sokoloff	63	Director
David J. West	57	Director

Tanya Domier has served on the board of directors of the Company since the Closing. She has also served on the board of directors of both Advantage and Topco since July 2014. From December 2010 to July 2014, she also served on the board of directors of AGS Topco Holdings, L.P., the prior owner of Advantage’s business. Ms. Domier has served as Advantage’s Chief Executive Officer since January 2013, after previously serving as President and Chief Operating Officer from 2010 to 2013, and as President of Marketing from 2000 to 2010. Ms. Domier first joined our company in 1990. Earlier in her career, Ms. Domier held various roles with The J.M. Smucker Company, a food manufacturing company. On January 1, 2018, Ms. Domier joined the board of directors of Yum! Brands Inc. She has also served on the board of Nordstrom, Inc. since 2015, where she is a member of the audit committee and the chair of the compensation committee. Ms. Domier received her B.A. from California State University, Chico.

We believe Ms. Domier is qualified to serve as a director due to her extensive knowledge of the consumer goods industries as well as her experience as Advantage’s Chief Executive Officer.

Brian Stevens has served as Advantage’s Chief Financial Officer since June 2010 and as its Chief Operating Officer since October 2015. Mr. Stevens served on the boards of directors of both Advantage and Topco from July 2014 until the Closing. Mr. Stevens first joined the company in March 2008 as the Vice President of Finance. Previously, from March 2004 to March 2008, Mr. Stevens served as Vice President of Finance at Multi-Fineline Electronix, Inc., a technology company that underwent an initial public offering in 2004. From March 1999 to March 2004, Mr. Stevens worked at PricewaterhouseCoopers LLP, an accounting firm, in a variety of roles. Mr. Stevens has also served on the board of directors of Big Brothers Big Sisters of Orange County, a non-profit organization, since 2012. Mr. Stevens received his B.A. in Business Administration from California State University, Fullerton, is a Certified Public Accountant and received an M.B.A. with a concentration in Finance from the University of Southern California.

Jill Griffin has served as Advantage’s President and Chief Commercial Officer since April 1, 2019. She served on the board of directors of Topco from January 2019 to the Closing. Previously, she was Advantage’s President of Marketing leading the Advantage Marketing Partners line of business since January 2010, after previously serving as the company’s President of Experiential Marketing from February 2008 to January 2010. From February 2007 to February 2008, Ms. Griffin served as the President of the Interactive Publishing division of Navarre Corporation, a public distribution and publishing company. She held various leadership roles with such business from 1998 to 2007 both before and after it was acquired by Navarre Corporation in 2002. Ms. Griffin began her career with TMP Worldwide, a recruitment advertising agency, in a business development and client service role. Ms. Griffin received her B.A. from the University of Minnesota and her B.S. from the University of Minnesota, Carlson School of Management. She was recognized as one of Progressive Grocer’s “Top Women in Grocery” in 2013, 2014, 2016 and 2017 and inducted into its Hall of Fame in 2018. Ms. Griffin also serves on the Global Retail Marketing Association Advisory Board.

Ronald E. Blaylock served as a director of the Company prior to and after the Closing. Mr. Blaylock is Founder and Managing Partner of Gennx360 Capital Partners, a private equity firm founded in 2006 focused on investing in industrial and business services companies in the U.S. middle market. Mr. Blaylock has also served as a director of Pfizer since 2017. Prior to launching Gennx360 Capital Partners, Mr. Blaylock founded and managed Blaylock & Company, an investment banking firm. Mr. Blaylock also held senior management positions at UBS, PaineWebber Group and Citicorp. Mr. Blaylock currently serves as a director of CarMax, Inc. and W.R. Berkley, Inc., an insurance holding company. Mr. Blaylock is also a member of the Board of Trustees of Carnegie Hall, the Board of Overseers of New York University Stern School of Business and The Mebane Foundation. Mr. Blaylock received an M.B.A. in finance from New York University’s Stern School of Business and a B.S. in finance from Georgetown University.

We believe Mr. Blaylock is qualified to serve as a director due to his extensive investment management and public-company board experience.

Cameron Breitner has served as a director of the Company since the Closing and of Topco since July 2014. Mr. Breitner is currently a Managing Partner with CVC Capital Partners, a private equity firm advising funds that indirectly hold equity interests in the Company and Topco. He is the head of CVC’s San Francisco office, overseeing CVC’s private equity activities on the West Coast, and shares responsibility for overseeing the firm’s US private equity investment activities. Prior to joining CVC in 2007, Mr. Breitner worked at Centre Partners, a private equity firm, where he was Managing Director and had worked since 1998. Prior to Centre Partners, Mr. Breitner worked in M&A at Bowles Hollowell Conner & Co., an investment banking firm. Mr. Breitner also serves on the board of directors for the parent holding companies of Petco, PDC Brands, Asplundh, and Teneo. Previously, he served on the board of directors for numerous public and private companies, including BJ’s Wholesale Club Holdings, Inc. and Leslie’s Pool Supplies. He received his B.A. in Psychology from Duke University.

We believe Mr. Breitner is qualified to serve as a director due to his knowledge and experience in accounting, finance and capital structure, strategic planning and leadership of complex organizations, consumer and retail businesses, and board practices of other major corporations.

Beverly F. Chase has served as a director of the Company since the Closing. Ms. Chase brings over 40 years of legal experience advising businesses, boards and individuals on executive compensation and governance matters. Ms. Chase has been a senior counsel at Davis Polk & Wardwell, LLP since January 2011. Prior to that, she served as a partner at Davis Polk & Wardwell, LLP from 1985 through December 2010. She began her legal career clerking for the Honorable Kevin Thomas Duffy, U.S. District Court, Southern District of New York, from 1974 to 1976, before joining Davis Polk & Wardwell in 1976. Ms. Chase serves on the board of directors of the Altman Foundation and of Classroom, Inc. both of which are not-for-profit entities. Ms. Chase received her A.B., magna cum laude, in English Literature from Harvard University and her J.D., cum laude, from Fordham University School of Law.

We believe Ms. Chase is qualified to serve as a director due to her extensive knowledge and legal experience in advising multi-national public companies.

Virginie Costa has served as a director of the Company since the Closing. Ms. Costa brings over 20 years of financial and operational experience with brands focused on consumer experience. Ms. Costa has been the chief financial officer of Godiva Chocolatier since August 2018. Prior to that, she served at Burberry Americas as the chief financial and operations officer from February 2013 to August 2018, and chief financial officer from May 2011 to February 2013. She served in a number of executive positions with Hermes of Paris, Inc. in New York City, including as Chief Financial Officer and Chief Operating Officer from December 2005 to May 2011. She began her career in public accounting and consulting at KPMG LLP and Arthur Andersen LLP. Ms. Costa received her “Diplome des Grandes Ecoles de Commerce,” equivalent of an MBA in the United States, at France’s Ecole Superieure de Commerce de Nantes (since renamed as Audencia).

We believe Ms. Costa is qualified to serve as a director due to her extensive experience in accounting and financial matters for global consumer brands.

Ryan Cotton has served as a director of the Company since the Closing and of Topco since December 2017. Mr. Cotton is currently a managing director at Bain Capital Private Equity, LP, a private equity firm advising funds that hold units in Topco. Mr. Cotton serves on the board for the publicly traded company Canada Goose Holdings Inc. as the chair of its nominating and governance committee and as a member of its compensation committee. He also serves on the board for The Michaels Companies, Inc. and is a member of its compensation committee. In addition, Mr. Cotton also serves on the boards of the following private companies or their affiliates: Blue Nile, Maesa, Varsity Brands, Virgin Voyages and Virgin Australia. Mr. Cotton also currently serves on the board of directors and board of trustees for City Year New York and St. Mark’s School of Texas, respectively. Previously, Mr. Cotton served on the board of directors for the following companies or their affiliates: The Apple Leisure Group, The International Market Centers, Daymon Worldwide, TOMS Shoes and Sundial Brands. Mr. Cotton received his B.A. from Princeton University and received an M.B.A. from Stanford University.

We believe Mr. Cotton is qualified to serve as a director due to his extensive financial and operational experience in both public and privately owned multi-national consumer goods businesses.

Timothy J. Flynn has served as a director of the Company since the Closing and of Topco since July 2014. Mr. Flynn is currently a partner with Leonard Green & Partners, L.P. (“LGP”). Prior to joining LGP in 2003, Mr. Flynn had been a director in the investment banking department of Credit Suisse First Boston (CSFB), a financial services company, which he joined in 2000 following CSFB’s acquisition of Donaldson, Lufkin & Jenrette (DLJ), an investment bank. Mr. Flynn had been with DLJ since 1996 and had previously worked in the Mergers and Acquisitions group at Paine Webber Inc., a financial services company. Mr. Flynn also serves on the boards of the following companies or their affiliates: Pye-Barker, The Container Store, The Wrench Group, Veritext Legal Solutions, Insight Global and OMNIA Partners, and has served on the boards of CCC Information Services, United States Infrastructure Corp. and Tank Holdings Corp., among others. Mr. Flynn serves as the chair of The Container Store’s culture and compensation committee. He received his A.B. from Brown University.

We believe Mr. Flynn is qualified to serve as a director due to his particular knowledge and experience in accounting, finance and capital structure, strategic planning and leadership of complex organizations, retail businesses and board practices of other major corporations.

Tiffany Han has served as a director of the Company since the Closing and of Topco since June 2020. Ms. Han is a managing director with CVC Capital Partners, a private equity firm advising funds that indirectly hold equity interests in the Company and Topco. Prior to joining CVC in 2013, Ms. Han worked at UBS Investment Bank in the Mergers & Acquisitions group, which she joined in 2011. Ms. Han is actively involved with Petco, PDC Brands, and Bruin Sports through the investments of funds advised by CVC. She received her Bachelor in Business Administration from Emory University.

We believe Ms. Han is qualified to serve as a director due to her knowledge and experience in finance as well as consumer and retail businesses.

James M. Kilts has served as a director of the Company since the closing and of Topco since September 2014. He also served as Executive Chairman of Conyers Park from its inception to the Closing. Mr. Kilts is the Founding Partner of Centerview Capital Consumer, founded in 2006. Previously, Mr. Kilts served as Chairman of the Board, Chief Executive Officer and President of Gillette from 2001 until it merged with The Procter & Gamble Company in 2005; at that time he became Vice Chairman of the Board of The Procter & Gamble Company. Prior to Gillette, Mr. Kilts served as President and Chief Executive Officer of Nabisco from 1998 until its acquisition by The Philip Morris Companies in 2000. Before joining Nabisco, Mr. Kilts was an Executive Vice President of The Philip Morris Companies from 1994 to 1997 and headed the Worldwide Food Group. Mr. Kilts had previously served as President of Kraft USA and Oscar Mayer. He also had been Senior Vice President of Strategy and Development, President of Kraft Limited in Canada and Senior Vice President of Kraft International.

Mr. Kilts is currently Chairman of the Board of Advantage Solutions, Chairman of The Simply Good Foods Company, where he has served since 2017, a member of the Board of Directors of Unifi, Inc., where he has served since 2016, and Viatris Inc. where he has served since November 2020. Mr. Kilts served on the board of MetLife, Inc. from 2005 until June, 2020, Pfizer Inc., from 2007 until November 2020, and Conyers Park II Acquisition Corp. from 2019 until September 2020. Mr. Kilts was Non-Executive Director of the Board of Nielsen Holdings PLC (from 2006 until 2017), Chairman of the Board of Nielsen Holdings PLC (from 2011 until 2013) and Chairman of the Nielsen Company B.V. (from 2009 until 2014).

Mr. Kilts received a bachelor’s degree in History from Knox College, Galesburg, Illinois and earned an MBA degree from the University of Chicago.

We believe Mr. Kilts is qualified to serve as a director due to his deep consumer industry background, coupled with broad operational and transactional experience.

Elizabeth Muñoz-Guzman has served as a director since the Closing. She brings over 25 years of experience with retailing, designing, merchandising and manufacturing consumer fashion brands. Ms. Muñoz-Guzman has been the Chief Executive Officer of Torrid since August 2018. From January 2018 to August 2018 she served as President of Torrid. Prior to that she was the Senior Vice President of Product for Torrid from May 2016 to January 2018. From July 2010 to May of 2016, she served as the Senior Vice President of Product for Hot Topic, the former-parent company of Torrid, driving a vertical transformation while building product development infrastructures for both Torrid and Hot Topic during that time. In May of 2016 the companies split and she focused solely on Torrid. Prior to that she served in a number of executive positions with Lucky Brand Jeans over a thirteen-year period, including serving as President from 2008—2010. She received a degree from the Fashion Institute of Design & Merchandising focusing on garment design, construction and manufacturing in 1987.

We believe Ms. Muñoz-Guzman is qualified to serve as a director due to her extensive experience in retailing and merchandising global consumer brands.

Brian K. Ratzan has served as a director of the Company from its inception. He was the Chief Financial Officer and a Director of Conyers Park from its inception to the Closing. Mr. Ratzan has been a Partner of Centerview Capital Consumer since April 2014. Mr. Ratzan has over 25 years of private equity investing experience. Prior to joining Centerview Capital Consumer, Mr. Ratzan was Partner and Head of U.S. Private Equity at Pamplona Capital Management from January 2012 to February 2014. Prior to joining Pamplona, he was Managing Director and Head of Consumer at Vestar Capital Partners, which he joined in 1998. Mr. Ratzan also previously worked at ‘21’ International Holdings, a private investment firm and in the Investment Banking Group at Donaldson, Lufkin and Jenrette. Since July 2017, Mr. Ratzan has served as a director on the Board of The Simply Good Foods Company. Mr. Ratzan previously served on the boards of other consumer companies including Del Monte Foods, The Sun Products Corporation (formerly known as Huish Detergents, Inc.), and Birds Eye Foods, Inc. Mr. Ratzan holds a bachelor’s degree in economics from the University of Michigan, where he was a member of Phi Beta Kappa, and a M.B.A. from Harvard Business School.

We believe Mr. Ratzan is qualified to serve as a director due to his extensive investment management and transactional experience.

Jonathan D. Sokoloff has served as a director of the Company since the Closing and Topco since July 2014. Mr. Sokoloff is currently a managing partner with LGP. Before joining LGP in 1990, he was a Managing Director in corporate finance at Drexel Burnham Lambert, an investment bank. Mr. Sokoloff also serves on the boards of the publicly traded companies Shake Shack and The Container Store Group. In addition, Mr. Sokoloff serves on the boards of the following private companies or their affiliates: Jetro Cash & Carry, JOANN Stores and Union Square Hospitality Group LLC. Mr. Sokoloff has previously served on the board of Whole Foods Market, among many other companies. In addition, he serves as trustee of Williams College and the Los Angeles County Museum of Art. He is also a board member of the Melanoma Research Alliance. Mr. Sokoloff received his B.A. from Williams College.

We believe Mr. Sokoloff is qualified to serve as a director due to his particular knowledge and experience in accounting, finance and capital structure, strategic planning and leadership of complex organizations, retail businesses and board practices of other major corporations.

David J. West has served as a director of the Company since May 2019. He served as the Chief Executive Officer and a Director of Conyers Park from May 2019 to the Closing. Mr. West is an established leader in the consumer industry, with nearly 30 years of experience leading a range of companies and well-known brands. Mr. West became a partner of Centerview Capital Consumer in May 2016. Prior to joining Centerview Capital Consumer, Mr. West served as Chief Executive Officer and President of Big Heart Pet Brands (formerly known as Del Monte Foods) from August 2011 to March 2015, at that time one of the world’s largest pure-play pet food and treats company whose brands included Meow Mix, Kibbles ‘n Bits, Milk-Bone, and others. Mr. West helped reposition the business to increase focus on growth and innovation, launched new products such as Milk-Bone Brushing Chews, enhanced specialty pet distribution channels through the acquisition of Natural Balance Pet Foods, and developed a marketing culture to effectively promote products. Mr. West worked closely with Mr. Kilts during this time period, as Mr. Kilts was Chairman of the Board of Big Heart Pet Brands. In February 2014, Mr. West oversaw the sale of Del Monte Foods’ Consumer Products business and changed the company’s name to Big Heart Pet Brands, reflecting its singular focus on pet food and snacks. During his tenure as Chief Executive Officer, Mr. West oversaw the creation of approximately $2 billion of equity value for investors. Big Heart Pet Brands was sold to The J. M. Smucker Company in March 2015, at which time Mr. West served The J. M. Smucker Company as President, Big Heart Pet Food and Snacks until March 2016 and as a Senior Advisor until April 2016. Prior to joining Del Monte Foods, Mr. West served as the Chief Executive Officer, President and a director of Hershey from 2007 to May 2011. Under Mr. West’s leadership, Hershey experienced strong profits, net sales growth and shareholder returns, and was recognized as one of the World’s 100 Most Innovative Companies by Forbes Magazine in 2011. During Mr. West’s tenure as Chief Executive Officer, Hershey increased its investment in domestic and international operations, improved the effectiveness of its supply chain and business model, and accelerated its advertising, brand building and distribution programs. The success created by Mr. West’s leadership at Hershey led to more than $5 billion of equity value creation for shareholders during his tenure. Hershey’s share price appreciated 68% during this time period, while the S&P 500 was flat. Prior to his Chief Executive Officer role, Mr. West held various leadership positions at Hershey including Chief Operating Officer, Chief Financial Officer, Chief Customer Officer, and Senior Vice President of Strategy and Business Development. Prior to joining Hershey in 2001, Mr. West spent 14 years with the Nabisco Biscuit and Snacks group, where he held a range of senior positions including Senior Vice President, Finance, and Vice President, Corporate Strategy and Business Planning, a role in which he helped shape and execute Nabisco’s strategy, culminating in the acquisition of Nabisco Holdings Corp. by The Philip Morris Companies in 2000. At Nabisco, Mr. West worked closely with Mr. Kilts during Mr. Kilts’ tenure as Chief Executive Officer. Since July 2017, Mr. West has served as the Vice-Chairman of the Board of The Simply Good Foods Company. Mr. West was a member of the board of directors of Hershey from 2007 to 2011, Del Monte Foods from 2011 to 2014 and Big Heart Pet Brands from 2014 to 2015. Mr. West received a bachelor of science degree, cum laude, in Business Administration from Bucknell University in Lewisburg, Pennsylvania.

We believe Mr. West is qualified to serve as a director due to his deep consumer industry background, coupled with broad operational and transactional experience across many industries.

Corporate Governance

Composition of Our Board of Directors

Our business and affairs are managed under the direction of our board of directors. Our board of directors currently consists of 13 directors. Subject to the terms of the Stockholders’ Agreement, our certificate of incorporation and bylaws, the number of directors is fixed by our board of directors.

Concurrent with the execution of the Merger Agreement, CP II entered into a Stockholders Agreement (the “Stockholders Agreement”) with CP Sponsor, Topco, CVC ASM Holdco, L.P., a Delaware limited partnership (the “CVC Stockholder”), the entities identified therein under the heading “LGP Stockholders” (collectively, the “LGP Stockholder”) and BC Eagle Holdings, L.P., a Cayman Islands exempted limited partnership (the “Bain Stockholder”), and the other parties named therein (collectively, the “Stockholder Parties”). The Stockholders Agreement provides, among other things, that the Stockholder Parties agree to cast their votes such that the our board of directors is constituted as set forth in the Stockholders Agreement and the Merger Agreement and will have certain rights to designate directors to our board of directors, in each case, on the terms and subject to the conditions therein.

Under the Stockholders Agreement, each Stockholder Party has agreed to cast all votes to which such entities are entitled such that our board of directors shall be constituted as follows. For so long as the CVC Stockholder beneficially owns 10% or greater of our Class A common stock, it shall be entitled to nominate two directors, who shall initially be Cameron Breitner and Tiffany Han (each, an “Initial CVC Director”), with such right (i) decreasing to one director at such time when the CVC Stockholder beneficially owns equal to or greater than 5% but less than 10% of our Class A common stock; and (ii) terminating at such time when the CVC Stockholder beneficially owns less than 5% of our Class A common stock. For so long as the LGP Stockholders beneficially own 10% or greater of our Class A common stock, the LGP Stockholders shall be entitled to nominate two directors, who shall initially be Jon Sokoloff and Tim Flynn (each, an “Initial LGP Director”), with such right (i) decreasing to one director at such time when the LGP Stockholders beneficially own equal to or greater than 5% but less than 10% of our Class A common stock; and (ii) terminating at such time when the LGP Stockholders beneficially own less than 5% of our Class A common stock. For so long as the Bain Stockholder beneficially owns 5% or greater of our Class A common stock, it shall be entitled to nominate one director, who shall initially be Ryan Cotton (the “Initial Bain Director”), with such right terminating at such time when the Bain Stockholder beneficially owns less than 5% of our Class A common stock. For so long as the CP Sponsor or any of its permitted transferees is the record or beneficial owner of any our Class A common stock, the CP Sponsor shall, for a period of five years following the closing of the Merger, be entitled to nominate three directors, who shall initially be James M. Kilts, David J. West and Brian K. Ratzan (each, an “Initial Sponsor

Director”). In calculating the beneficial ownership percentages referenced above, the total number of issued and outstanding shares of our Class A common stock used as the denominator in any such calculation shall at all times be deemed to be equal to the total number of shares of our Class A common stock issued and outstanding immediately following the closing of the Merger (as adjusted for stock splits, combinations, reclassifications and similar transactions). In addition, shares of Common Stock owned by Topco are deemed to be beneficially owned proportionate to the Stockholders Parties’ interest in Topco. Additionally, our board of directors includes Tanya Domier, the Chief Executive Officer of Advantage as of the closing of the Merger (the “CEO Director”) and four independent directors who were determined pursuant to the terms set forth in the Merger Agreement (each, an “Independent Director”).

Moreover, under the Stockholders Agreement, each Stockholder Party has agreed to cast all votes to which such entities are entitled such that our board of directors shall be divided into three class of directors, with each class serving for staggered three-year terms, and such that (i) the Class I directors initially include one Initial CVC Director, one Initial LGP Director, one Initial Sponsor Director and two Independent Directors, (ii) the Class II directors initially include one Initial Sponsor Director, the Initial Bain Director and two Independent Directors and (iii) the Class III directors initially include one Initial CVC Director, one Initial LGP Director, one Initial Sponsor Director and the CEO Director. The initial term of the Class I directors shall expire immediately following our first annual meeting of stockholders following the consummation of the Merger. The initial term of the Class II directors shall expire immediately following our second annual meeting of stockholders following the consummation of the Merger. The initial term of the Class III directors shall expire immediately following our third annual meeting of stockholders following the consummation of the Merger.

In addition, subject to applicable laws and stock exchange regulations, and subject to requisite independence requirements applicable to such committee, the CVC Stockholder, the LGP Stockholders, and the CP Sponsor shall, severally, have the right to have one CVC Director, one LGP Director and one Sponsor Director, respectively, appointed to serve on each committee of the Board for so long as the CVC Stockholder, the LGP Stockholders, and CP Sponsor, as applicable, has the right to designate at least one director for nomination to the Board.

Finally, pursuant to the Stockholders Agreement, Advantage and, with certain exceptions, its subsidiaries shall not, for so long as Topco and its permitted transferees collectively hold an amount of Advantage equity securities that is equal to 50% or more of the amount of securities Topco held as of immediately subsequent to the Closing, take any of the following actions without the approval of Topco: (i) any increase or decrease the size of our board of directors, other than in accordance with the Stockholders Agreement; (ii) any amendment, change, waiver, alteration or repeal of any provision of our organizational documents that (a) amends or modifies any specific rights of Topco or (b) materially and adversely affects Topco in its capacity as our stockholder; (iii) any acquisition or disposition of any one or more persons, equity interests, businesses or assets, or, subject to certain exceptions, the incurrence of any indebtedness by us or any of its subsidiaries involving an aggregate value, purchase price, sale price or indebtedness, as applicable, in an amount in excess of certain EBITDA ratios set forth in the Stockholders Agreement; (iv) the termination or replacement of our Chief Executive Officer (other than for cause); (v) the declaration and payment of any dividends or distributions, other than any dividends or distributions from any wholly owned subsidiary of us either to us or any other wholly owned subsidiaries of us; or (vi) any redemption or repurchase of any shares of our common stock.

The term of office for each director will be until his or her successor is elected at our annual meeting or his or her death, resignation or removal, whichever is earliest to occur.

Our board of directors is divided into three classes, with each director serving a three-year term, and one class being elected at each year’s annual meeting of stockholders. Cameron Breitner, Timothy Flynn, Brian K. Ratzan, Ronald E. Blaylock and Virginie Costa serve as Class I directors with an initial term expiring in 2021. Ryan Cotton, Jim M. Kilts, Beverly Chase and Elizabeth Muñoz-Guzman serve as Class II directors with an initial term expiring in 2022. Tiffany Han, Jon Sokoloff, David J. West and Tanya Domier serve as Class III directors with an initial term expiring in 2023.

With respect to the roles of Chairman of the Board and Chief Executive Officer, our Corporate Governance Guidelines provide that the roles may be separated or combined, and our board of directors is able to exercise its discretion in combining or separating these positions as it deems appropriate in light of prevailing circumstances. Our Corporate Governance Guidelines provide the flexibility for our board of directors to modify our leadership structure in the future as appropriate.

Topco controls a majority of the voting power of our outstanding Class A common stock. As a result, we are a “controlled company” under the NASDAQ corporate governance standards. As a controlled company, exemptions under the standards mean that we are not required to comply with certain corporate governance requirements, including the following requirements:

•	that a majority of our board of directors consists of “independent directors,” as defined under the rules of the NASDAQ;

•	that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•	that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	for an annual performance evaluation of nominating and governance committee and compensation committee.

These exemptions do not modify the independence requirements for our audit committee, and we comply with the applicable requirements of the Sarbanes-Oxley Act and rules with respect to our audit committee within the applicable timeframe.

Director Independence

Our board of directors has undertaken a review of the independence of our directors and considered whether any such director has a material relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has determined that each of Ronald E. Blaylock, Cameron Breitner, Beverly F. Chase, Virginie Costa, Ryan Cotton, Timothy J. Flynn, Tiffany Han, James M. Kilts, Elizabeth Muñoz-Guzman, Brian K. Ratzan, Jonathan D. Sokoloff and David J. West is an “independent director,” as defined under the rules of NASDAQ.

Board Committees

The composition, duties and responsibilities of our committees are as set forth below. The committees of our board of directors consist of an audit committee, a compensation committee, and a nominating and corporate governance committee. In the future, our board of directors may establish other committees, as it deems appropriate, to assist it with its responsibilities.

Audit Committee

Our audit committee is responsible for, among other matters:

•	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;

•	discussing with our independent registered public accounting firm its independence from management;

•	reviewing with our independent registered public accounting firm the scope and results of its audit;

•	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

•	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the interim and annual financial statements that we file with the SEC;

•	reviewing and monitoring our accounting principles, accounting policies, financial and accounting controls and compliance with legal and regulatory requirements; and

•	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

Our audit committee consists of Virginie Costa, Elizabeth Muñoz-Guzman and Ronald E. Blaylock, with Ms. Costa chairing this committee. Rule 10A-3 of the Exchange Act and the NASDAQ rules require us to have an audit committee composed entirely of independent directors. Our board of directors has determined that each of Virginie Costa, Elizabeth Muñoz-Guzman and Ronald E. Blaylock meet the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 and the NASDAQ rules. In addition, our board of directors has determined that Virginie Costa qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors has adopted a written charter for the audit committee, which is available on our principal corporate website at www.advantagesolutions.net.

Compensation Committee

Our compensation committee is responsible for, among other matters:

•	reviewing and approving the corporate goals and objectives with respect to compensation of our Chief Executive Officer;

•

evaluating the Chief Executive Officer’s performance with respect to such approved corporate goals and objectives, and, based upon this evaluation (either alone or, if directed by the Board, in conjunction with a majority of the independent directors on the Board) setting the Chief Executive Officer’s compensation;

•	reviewing and setting or making recommendations to the Board with respect to compensation of our other executive officers;

•	reviewing and making recommendations to the Board with respect to director compensation; and

•	appointing and overseeing any compensation consultants.

Our compensation committee consists of Beverly Chase, Cameron Breitner, Timothy Flynn and Brian K. Ratzan, with Ms. Chase chairing this committee. Our board of directors has adopted a written charter for the compensation committee, which is available on our principal corporate website at www.advantagesolutions.net.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee is responsible for, among other matters:

•	identifying individuals qualified to become members of our board of directors, consistent with criteria approved by our board of directors; and

•	developing and recommending to our board of directors a set of corporate governance guidelines and principles.

Our nominating and corporate governance committee consists of Cameron Breitner, Jonathan D. Sokoloff, Ryan Cotton and David J. West, with Mr. Breitner chairing this committee. Our board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our principal corporate website at www.advantagesolutions.net.

Risk Oversight

Our board of directors is responsible for overseeing our risk management process. Our board of directors focuses on our general risk management strategy and the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our board of directors is apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions. As discussed under “Executive Compensation– Compensation Discussion and Analysis,” the Compensation Committee of the Board of Directors of Topco (the “Topco Compensation Committee”) has historically overseen our compensation risk-profile; however, upon the closing of the Transactions, the Company Compensation Committee assumed this responsibility.

Compensation Committee Interlocks and Insider Participation

The current members of our compensation committee are Beverly Chase, Cameron Breitner, Timothy Flynn and Brian K. Ratzan, all of whom are “independent directors” within the meaning of the NASDAQ Listing Rules and, other than Mr. Ratzan, who was an executive officer of the Company prior to the Closing, are not employees or former employees of the Company. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, of which any such entity’s executive officers served as a member of our board of directors, the compensation committee of our board of directors or the Topco Compensation Committee. Ms. Domier served as a member of the Topco Compensation Committee during the year ended December 31, 2020.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on our principal corporate website at www.advantagesolutions.net.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

This section discusses the principles underlying the material components of our 2020 executive compensation program and the factors relevant to an analysis of these policies and decisions. Our executive officers who are named in the “Summary Compensation Table” below (our “Named Executive Officers”) were our only executive officers during 2020. Our “Named Executive Officers” for 2020 consist of the following persons:

•	Tanya Domier, who serves as Chief Executive Officer and is our principal executive officer;

•	Brian Stevens, who serves as Chief Financial Officer and Chief Operating Officer and is our principal financial officer; and

•	Jill Griffin, who serves as President and Chief Commercial Officer.

Compensation Philosophy and Objectives

We operate in a competitive marketplace for attracting and retaining experienced and skilled executives. To meet this challenge, we strive to create a compensation program that rewards profitable company growth and differentiates pay based on business unit, division and individual contributions. The principles and objectives of our compensation and benefits programs for our executive officers are to:

•	encourage highly talented executives to come, stay, grow and lead, enabling us to be an employer of choice in our industry;

•	differentiate pay for superior performers to recognize and reward individual contributions to our success;

•

focus leadership on our long-term strategies and value creation by providing a substantial percentage of compensation weighted towards equity incentives that are subject to certain performance conditions and vesting requirements; and

•	ensure that our total compensation is fair, reasonable and competitive relative to the various industries in which we compete for talent.

Determination of Compensation

The current compensation levels of our Named Executive Officers primarily reflect the roles and responsibilities of each individual, as well as the length of time each individual has been an executive officer with the Company (and Advantage before that). Further, they reflect our understanding of the competitive market, our recruiting and retention goals, individual performance, value to the Company, and other factors including, our view of internal equity and consistency.

Prior to the consummation of the Transactions, our Chief Executive Officer had been responsible for establishing compensation arrangements with our executives, except with respect to her own compensation, subject to the oversight and final approval of the Topco Compensation Committee. The Topco Compensation Committee was responsible for overseeing our long-term equity incentive compensation program and approving the ongoing compensation arrangements for our Chief Executive Officer and other executives, including our Named Executive Officers. Following the consummation of the Transactions, the Compensation Committee of the Board of Directors of the Company (the “Company Compensation Committee”) has responsibility for overseeing our executive compensation and equity compensation programs. Given that the Transactions were consummated late in 2020, this Compensation Discussion and Analysis discusses compensation that was largely determined by the Topco Compensation Committee.

During 2020, the Topco Compensation Committee was comprised of Cameron Breitner, Timothy Flynn, Ryan Cotton and Tanya Domier. Upon completion of the Transactions, the board of directors of Advantage Solutions Inc. formed its own compensation committee (the “Company Compensation Committee”). See “Management—Corporate Governance—Board Committees—Compensation Committee.”

Compensation arrangements with our Named Executive Officers have been determined in arm’s-length negotiations with each individual executive. No member of management, including our Chief Executive Officer, has a role in determining his or her own compensation. The focus of these arrangements has been to recruit skilled individuals to help us achieve our financial goals, as well as to maintain the level of talent and experience needed to further grow our business.

We design the components of our executive compensation program to fulfill one or more of the principles and objectives described above. Compensation of our Named Executive Officers consists of the following elements:

•	base salary;

•	annual performance-based non-equity incentive compensation;

•	long-term equity incentive compensation;

•	certain severance benefits;

•	a 401(k) retirement savings plan; and

•	health and welfare benefits and certain limited perquisites and other personal benefits.

In 2020, we also utilized cash retention arrangements and discretionary cash payments associated with the completion of the Transactions. Occasionally, we have also utilized discretionary cash payments. We did so in 2020 in the form of cash retention arrangements and discretionary cash bonuses associated with the completion of the Transactions.

We offer cash compensation in the form of base salaries and annual performance-based incentive awards that we believe appropriately reward our Named Executive Officers for their individual contributions to our business. When making performance-based cash incentive compensation decisions, the Topco Compensation Committee has historically considered our financial and operational performance as well as each Named Executive Officer’s individual contribution during the year. Annual incentives for 2020 were put in place by the Topco Compensation Committee and determined by the Company Compensation Committee to reflect the Company’s significant evolution during 2020, Company performance, as well as the challenges arising due to the COVID-19 pandemic.

Prior to the Transactions, our executive compensation program included equity awards for restricted equity interests in Topco. Beginning in 2021, our executive compensation program includes equity awards for equity interests in the Company granted under the Company’s 2020 Incentive Award Plan. Consistent with our compensation philosophy, we have emphasized the use of equity to incent our Named Executive Officers to focus on the growth of our overall enterprise value and, correspondingly, the creation of value for our equity holders. We consider equity-based compensation a significant motivator in encouraging executives to come, stay, grow and lead.

Executive Compensation Program Components

The following describes the primary components of our executive compensation program for each of our Named Executive Officers, the rationale for that component, and how compensation amounts are determined.

Base Salary

Our Named Executive Officers’ initial annual base salaries were established through arm’s-length negotiation at the time the individual was hired or promoted into their current role, taking into account his or her qualifications, experience and prior salary level. Thereafter, the base salaries of our Named Executive Officers (except for our Chief Executive Officer), were reviewed periodically by our Chief Executive Officer and the Topco Compensation Committee, and adjustments were made as deemed appropriate. Following the consummation of the Transactions, the Company Compensation Committee will determine executive officer base salaries on a going forward basis.

Effective as of January 1, 2020, Ms. Domier’s annual base salary was increased from $850,000 to $1,000,000, and there were no increases to the annual base salaries of Mr. Stevens and Ms. Griffin. As of the end of 2020, our Named Executive Officers were entitled to the following annual base salaries:

Named Executive Officer	Annual Base Salary
Tanya Domier	$1,000,000	(1)
Brian Stevens	$600,000
Jill Griffin	$600,000

(1)	Ms. Domier advised the Company Compensation Committee that it would best serve the Company for her not to receive her full salary in 2020, and the Company Compensation Committee determined with the support of Ms. Domier to reduce her base salary for 2020 by $500,000 that would otherwise have been payable under her employment agreement. As a result, the base salary Ms. Domier received from the Company, and reported in the Summary Compensation Table, for 2020 is $500,000. This will not impact Ms. Domier’s 2021 base salary.

Annual Performance-Based Non-Equity Incentive Compensation

Historically, we have used performance-based non-equity incentive compensation, which we call our annual incentive, to motivate our Named Executive Officers to achieve our strategic annual financial objectives while making progress towards our longer-term growth and other goals.

In setting annual incentive metrics for 2020, our Chief Executive Officer and the Topco Compensation Committee considered the level of the Company’s projected performance relative to our annual financial results. We also considered performance and strategic achievements by individual executives. The portion of the annual incentive that each Named Executive Officer was eligible to receive was based upon the attainment of performance objectives related to Adjusted EBITDA as further adjusted to exclude expenses for the annual incentive for our associates, certain executive severance, certain recruiting fees and expenses associated with new platform launches and our annual executive leadership meeting.

The Topco Compensation Committee established and approved Level 1, Level 2 and Level 3 achievement levels for financial performance metrics. To the extent that performance was below the Level 1 performance level, there would be no payment, and the potential payment is capped at the Level 3 performance level. To the extent achievement falls between different levels, the payment percentage would have been pro-rated.

The pre-established performance levels for the Performance Adjusted EBITDA metric, as well as the potential maximum payout, were as follows for each of Ms. Domier, Mr. Stevens and Ms. Griffin:

Performance Level	Annual Incentive Maximum Opportunity (as a % of annual base salary)
Below Level 1	0
Level 1	50%
Level 2	100%
Level 3	150%

In early 2021, the Company Compensation Committee determined that our financial performance for 2020 exceeded Level 3 for each of Named Executive Officers and based on that financial performance as well as the individual performance of each of them, approved the payment of 150% of annual base salary to each of them. The annual cash incentives paid to our Named Executive Officers for 2020 are set forth in the “Summary Compensation Table” below.

Long-Term Equity Incentive Compensation

Topco Equity Awards

Historically, our Named Executive Officers have been granted equity interests in Topco. These equity interests allowed our Named Executive Officers to share in the future appreciation of Topco’s equity value, subject to certain vesting conditions including continued employment and achievement of specified targets substantially similar to Adjusted EBITDA, as described above. These awards are also designed to foster a long-term commitment to us by our Named Executive Officers, balance to the short-term cash components of our compensation program, align a significant portion of our Named Executive Officers’ compensation to the interests of our principal equity holders, promote retention and reinforce our pay-for-performance philosophy.

The equity interests were granted pursuant to the limited partnership agreement of Topco in the form of profits interests, called “Common Series C Units.” Common Series C Units represent an ownership interest in Topco, providing the holder with the opportunity to receive, upon certain vesting events described below, a return based on the appreciation of Topco’s equity value from the date of grant. These Common Series C Units were issued as an upfront grant designed to provide a long-term incentive. The awards were structured so that if Topco’s equity value were to appreciate, the Named Executive Officer would share in the growth in value from the date of grant solely with respect to the vested portion of the Named Executive Officer’s Common Series C Units. Certain of the Common Series C Units have been designated as Common Series C-2 Units, which allow holders, including Mr. Stevens and Ms. Griffin, to receive priority “catch up” distributions up to total aggregate distributions to all C-2 Unit holders of $35.0 million, subject to certain reductions. If Topco’s equity were not to appreciate in value or decrease in value in the future, then the Common Series C Units would have no value.

These equity awards also functioned as a retention device by including, in certain cases, both a time-vesting portion (vesting ratably over a four-year period, commencing on December 31 of the year of grant) and a performance vesting portion (the “20% IRR Vesting Units”). All time-vesting conditions of Topco equity awards granted to the Named Executive Officers have been achieved as of December 31, 2020. The 20% IRR Vesting Units vest upon the earlier to occur of: (i) a sale of (a) greater than 50% of the outstanding equity units of Topco held by the equity funds affiliated with or advised by each of CVC Capital Partners, and Leonard Green & Partners (an “Approved Partnership Sale”), or (b) substantially all of the assets of Topco and its subsidiaries, in each case that is approved by Topco’s board of directors, or (ii) a public offering, provided that, at the time of such event, the pre-tax internal rate of return to the Common Series A Limited Partners is at least 20% compounded annually with respect to the Common Series A Units held by them, based on cash proceeds received or, in respect of a sale of Topco or a sale of substantially all of its assets, available to be received by them pursuant to the definitive agreement relating thereto, and after giving effect to the vesting of the Common Series C Units in accordance with the terms of any Restricted Unit Agreement and the vesting of the Common Series D Units. The date and percentage of vesting described in clause (ii) of the prior sentence may be staggered over a two-year period depending on the event and timing of the achievement of the pre-tax internal rate of return to the Common Series A Limited Partners, and the 20% IRR Vesting Units shall not vest at or following the end of such two-year period if the vesting criteria are not met. These 20% IRR Vesting Units are subject to forfeiture upon an Approved Partnership Sale the pre-tax internal rate of return to the Common Series A Limited Partners is less than 20% compounded annually with respect to the Common Series A Units held by them.

2020 Topco Equity Award Decisions

Neither Ms. Domier nor Mr. Stevens were granted Topco equity awards in 2020. Ms. Griffin was granted an equity award of 2,500 Common Series C-2 Units, which consistent with the terms of all Common Series C-2 Units were vested as of grant, subject to forfeiture upon certain events, including (i) certain terminations of Ms. Griffin’s employment with us or (ii) the equity funds associated with or advised by CVC Capital Partners and Leonard Green & Partners do not receive certain threshold returns on their capital contributions. This award is reflected in the “Summary Compensation Table” below.

Advantage Solutions Inc. 2020 Incentive Award Plan and ESPP

In connection with the Transaction, we adopted the Advantage Solutions Inc. 2020 Incentive Award Plan (the “2020 Plan”) in order to facilitate the grant of cash and equity incentives to our directors, employees (including the Named Executive Officers) and consultants and to enable us to obtain and retain services of these individuals, which is essential to our long-term success. The 2020 Plan became effective upon the approval thereof by our stockholders. We intend to utilize the Incentive Plan to grant equity awards to our Named Executive Officers going forward, and made grants under this plan in January 2021, as described further below.

In addition, in connection with the Transactions, we adopted the Advantage Solutions Inc. 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which is designed to allow our eligible employees to purchase shares of our common stock, at semi-annual intervals, with their accumulated payroll deductions and to enable us to obtain and retain services of these employees, which is essential to our long-term success. The 2020 ESPP became effective upon the approval thereof by our stockholders.

Compensation Related to the Transactions

The Topco Compensation Committee, excluding Ms. Domier, determined that the following payments, including the acceleration of existing payments obligations described below, were in the best interest of our company because, among other things, (i) it was deemed appropriate to reward key management for their work and contributions over the last six years with a cash payment at the closing of the Transactions for their cumulative performance and efforts, (ii) management made significant direct financial investments into Topco in connection with the 2014 Topco Acquisition, (iii) management elected to forego significant proceeds that it would have been entitled to receive upon the closing of the 2014 Topco Acquisition, and instead those proceeds were invested in the business to incentivize and retain strong mid-level executives through a retention program, and (iv) management did not participate in any pensions or other long-term cash incentive plans.

Management Incentive Plan

On August 29, 2019, we adopted the Advantage Solutions Inc. Management Incentive Plan (“MIP”). The MIP was intended to encourage and reinforce the continued attention and dedication of certain senior managers and other key employees, including Mr. Stevens and Ms. Griffin, by providing cash-compensation opportunities in the form of “Retention Incentive Payments” and “Minimum Guaranteed Annual Incentive Payments.”

Mr. Stevens and Ms. Griffin were each entitled to Retention Incentive Payments under the MIP in the amount of $3,000,000, subject to reduction based on amounts received associated with his or her Common Series C Units and Common Series C-2 Units of Topco (or converted public stock equivalents, as applicable) and their continued employment through March 31, 2022; provided that, to the extent that either’s employment was terminated by the Company without Cause or by the executive with Good Reason (as defined in their respective MIP award agreements) prior to March 31, 2022, the terminated executive would nevertheless be entitled to receive his or her Retention Incentive Payment subject to the execution of a general release. In connection with the Transactions, the Retention Incentive Payment payable to each of Mr. Stevens and Ms. Griffin was accelerated and paid in the fourth quarter of 2020. Each Retention Incentive Payment is set forth in the “Summary Compensation Table” below.

Mr. Stevens and Ms. Griffin were each entitled to Minimum Guaranteed Annual Incentive Payments under the MIP in the amount of $420,000 for each of 2019 and 2020. In connection with the Transactions, the Minimum Guaranteed Annual Incentive Payments for 2020 payable to each of Mr. Stevens and Ms. Griffin was cancelled in connection with the acceleration of the Retention Incentive Payment.

Transaction Bonuses and Anniversary Payments

In recognition of their efforts in connection with the Transactions, we granted transaction bonuses to certain employees, including a $2,000,000 transaction bonus to each of Mr. Stevens and Ms. Griffin. In addition, in 2020, Ms. Domier’s employment agreement was amended to provide, effective as of January 1, 2020, for three anniversary payments of $4,000,000 each, to be paid on or about July 31, 2020 (representing Ms. Domier’s completion of 30 years of service with the Company), July 31, 2021 (representing Ms. Domier’s completion of 31 years of service with the Company), and July 31, 2022 (representing Ms. Domier’s completion of 32 years of service with the Company), subject in each case to her continued employment as the Company’s Chief Executive Officer through each scheduled payment date. In connection with the completion of the Transactions, Ms. Domier’s 2021 and 2022 anniversary payments were accelerated and paid shortly following the completion of the Transactions in the fourth quarter of 2020. The transaction bonuses and anniversary payments are set forth in the “Summary Compensation Table” below.

Retirement Savings

We have established 401(k) retirement savings plans for our associates, including the Named Executive Officers, who satisfy certain eligibility requirements. Our Named Executive Officers are eligible to participate on the same terms as all of our associates. Under the 401(k) plans, eligible associates may elect to reduce their current compensation by up to the prescribed annual limit and contribute these amounts to the 401(k) plan. Subject to eligibility limits, we provide a matching contribution of up to 50% of the first 6% of salaries contributed by participating associates.

Other Benefits and Perquisites

Additional benefits received by our Named Executive Officers include certain benefits provided to our associates generally, including medical, dental and vision benefits, flexible spending and/or health care saving accounts, basic and voluntary life and accidental death and dismemberment insurance, short-term and long-term disability insurance, critical illness and accident insurance, as well as certain benefits provided only to certain members of management, including executive health care insurance premiums, supplemental disability insurance, monthly car allowances, financial counseling and club memberships. Currently, as well as in the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual executive officer in the performance of his or her duties, to make our executive officers more efficient and effective, and for recruitment, motivation or retention purposes. All future practices with respect to perquisites or other personal benefits for our Named Executive Officers will be approved and subject to periodic review by the Company Compensation Committee. We do not expect these perquisites and personal benefits to be a significant component of our compensation program.

Severance Benefits

We have entered into employment agreements with our Named Executive Officers, the material elements of which with respect to severance benefits are summarized below under “Potential Payments Upon Termination or Change in Control.”

Significant Developments in our Executive Compensation Program in 2021

On January 4, 2021, the Company Compensation Committee recommended to the Board, and on January 5, 2021 the Board approved, the grant of performance restricted stock units with respect to our Class A common stock (“PSUs”) to Ms. Domier under the 2020 Plan. On January 4, 2021, the Committee approved grants of PSUs to Mr. Stevens and Ms. Griffin under the 2020 Plan. The PSUs are the first grants made to our Named Executive Officers under the 2020 Plan and are a component of their annual compensation for 2021. The PSUs are with respect to the following target number of shares: 662,500 (Ms. Domier); 300,000 (Mr. Stevens); and 300,000 (Ms. Griffin). Subject to the achievement of certain target performance conditions based on the Company’s Adjusted EBITDA (65% of the award) and Revenues (35% of the award), in each case for 2021, and the recipient’s continued service to the Company, the PSUs are scheduled to vest over a three-year period from the date of grant and may vest from 0% to 150% of the target number of shares. Any shares that may be earned in excess of 100% based on performance above the targets are scheduled to vest on the third anniversary of the Grant Date, subject to the maintenance of the above target performance.

For purposes of the PSUs, Adjusted EBITDA means, for any particular period, the Adjusted EBITDA as set forth in the Company’s publicly filed SEC documents for such particular period, as adjusted by the Impact of Acquisitions, and as equitably adjusted by the 2020 Plan administrator, and Revenues means, for any particular period, the Company’s revenues calculated in accordance with the Company’s historical practices as mandated by U.S. generally accepted accounting principles, as adjusted by the Impact of Acquisitions. Impact of Acquisitions means eliminating the impact of any acquisition that closed on or after March 1, 2020 except for the difference (positive or negative) between (i) the Adjusted EBITDA and Revenues related to such acquisition for the particular period, and (ii) the Adjusted EBITDA and Revenues, respectively, for such acquisition during the corresponding period in the calendar year prior to such acquisition, as such Adjusted EBITDA and Revenues shall be equitably determined and adjusted by the 2020 Plan administrator at the time of such acquisition.

On January 4, 2021, the Committee also approved a grant of restricted stock units with respect to our Class A common stock (“RSUs”) to Ms. Griffin with respect to 125,000 shares. Subject to Ms. Griffin’s continued service to the Company, the RSUs are scheduled to vest 50% on each of January 4, 2022 and 2023.

These awards will be reported in the Summary Compensation Table for 2021 and are not reflected in “Summary Compensation Table” below.

Compensation Consultant

From 2017 to 2020, the Topco Compensation Committee engaged Semler Brossy Consulting Group, LLC, or Semler Brossy, an independent national compensation consulting firm, to provide executive compensation advisory services, help evaluate our compensation philosophy and objectives, and provide guidance in administering our compensation program. The Topco Compensation Committee directed Semler Brossy to prepare a competitive market analysis of our executive compensation program to assist it in determining the appropriate level of overall compensation, as well as assess each separate component of compensation, with the goal of understanding the competitiveness of the compensation we offer to our executive officers, including our Named Executive Officers. Semler Brossy served at the discretion of the Topco Compensation Committee and, except for services to the Topco Compensation Committee, did not provide any other services to us in 2020.

The Company Compensation Committee is authorized to retain the services of one or more executive compensation advisors, in its discretion, to assist with the establishment and review of our compensation programs and related policies. Prior to the completion of the Transactions, Conyers Park had engaged Mercer to provide certain consultancy services, including due diligence services associated with their assessment of Advantage Solutions Inc. and its business. Prior to the completion of the Transactions, Mercer also began working with Conyers Park and the Topco Compensation Committee to provide compensation consulting services as they considered executive compensation arrangements assuming the completion of the Transactions. Following the completion of the Transactions, the Company Compensation Committee began working directly with Mercer as it developed the new equity arrangements to incentivize, retain and attract executive management during the important initial years after the closing of the Transactions. Advantage had also previously engaged Mercer for certain benefit advisory services. The Advantage and Conyers Park engagements of Mercer for these additional services pre-date the formation of the Company Compensation Committee, and the Company Compensation Committee did not approve such engagement though they were aware of such engagements. The aggregate fees paid to Mercer by the Company for services provided to the Topco Compensation Committee and the Company Compensation Committee in 2020 with regard to determining or recommending the amount or form of executive and director compensation were less than $0.1 million, and the aggregate fees paid to Mercer by Conyers Park and Advantage in 2020 for services other than those provided to the Company Compensation Committee were $1.3 million. The Company Compensation Committee considered Mercer’s independence in light of applicable SEC rules and exchange listing standards and determined that Mercer’s work did not raise any conflicts of interest that would prevent it from serving as an independent compensation consultant to the Company Compensation Committee.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code (the “Code”) generally limits, for U.S. corporate income tax purposes, the annual tax deductibility of compensation paid to certain current and former executive officers to $1 million. Although the Company believes that tax deductibility of executive compensation is an important consideration, the Company Compensation Committee in its judgement has authorized, and may in the future authorize, compensation payments that are not fully tax deductible or modify compensation programs and practices without regard for tax deductibility when it believes that such compensation is appropriate.

Section 280G of the Code disallows a tax deduction with respect to excess parachute payments to certain executives of companies that undergo a change in control. In addition, Section 4999 of the Code imposes a 20% excise tax on the individual receiving the excess payment. Parachute payments are compensation that is linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G based on the executive’s prior compensation. In approving the compensation arrangements for our Named Executive Officers in the future, we anticipate that the Company Compensation Committee will consider all elements of the cost to us of providing such compensation, including the potential impact of Section 280G. However, the Company Compensation Committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G and the imposition of excise taxes under Section 4999 when it believes that such arrangements are appropriate to attract and retain executive talent. We do not provide for excise tax gross-ups to our executives and the employment agreements for each of Mr. Stevens and Ms. Griffin provide for a potential reduction in excess parachute payments as described below under “Potential Payments Upon Termination or Change in Control.

We follow Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC 718, for our stock-based compensation awards. ASC 718 requires companies to calculate the grant date “fair value” of their stock-based awards using a variety of assumptions. ASC 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an associate is required to render service in exchange for the award. Grants of stock options, restricted stock, restricted stock units and other equity-based awards under our equity incentive award plans will be accounted for under ASC 718. We anticipate that the Company Compensation Committee will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Compensation-Related Risk

Historically, the Topco Compensation Committee has been responsible for oversight of our compensation-related risk profile. Since completion of the Transactions, the Company Compensation Committee has and will continue to monitor our compensation policies and practices as applied to our employees, including our Named Executive Officers, to ensure that these policies and practices do not encourage excessive and unnecessary risk-taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us. Given the nature of our business, and the material risks we face, we believe that our compensation plans, policies and programs are not reasonably likely to give rise to risk that would have a material adverse effect on our business.

Anti-Hedging Policy

We do not yet have any formal practices or policies regarding the ability of our employees, officers and directors to engage in hedging transactions relating to our stock.

Compensation Committee Report

The following Compensation Committee Report does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates such information by reference.

The Compensation Committee of the Board of Directors of Advantage Solutions Inc. has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis (“CD&A”) included in this Annual Report. Based on this review and these discussions, the Compensation Committee has recommended to the Advantage Solutions Inc. Board of Directors that the CD&A be included in this Annual Report on Form 10-K.

Members of the Compensation Committee

Beverly Chase, Chair	Cameron Breitner
Timothy Flynn	Brian K. Ratzan

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation of our Named Executive Officers for the years ended December 31, 2020, 2019, and 2018.

Name and Principal Position		Year	Salary(1)	Bonus(2)	Stock Awards(3)	Non-Equity Incentive Plan Compensation	All Other Compensation(4)	Total
Tanya Domier	Chief Executive Officer	2020	$500,000	$12,000,000	—	$1,500,000	$74,523	$14,074,523
		2019	$850,000	—	—	$1,300,000	$68,535	$2,218,535
		2018	$850,000	—	—	$1,020,000	$56,420	$1,926,420
Brian Stevens	Chief Financial Officer	2020	$600,000	$5,000,000	—	$900,000	$57,755	$6,557,755
	and Chief Operating	2019	$588,477	—	—	$880,000	$56,008	$1,524,485
	Officer	2018	$531,911	—	$3,120,000	$685,955	$46,713	$4,384,579
Jill Griffin	President and Chief	2020	$600,000	$5,000,000	$557,500	$900,000	$53,695	$7,111,195
	Commercial Officer	2019	$574,615	—	—	$880,000	$47,187	$1,501,802
		2018	$439,615	—	$1,560,000	$645,000	$27,025	$2,671,640

(1)

Ms. Domier advised the Company Compensation Committee that it would best serve the Company for her not to receive her full salary in 2020, and the Company Compensation Committee determined with the support of Ms. Domier to reduce her base salary for 2020 by $500,000 that would otherwise have been payable under her employment agreement.

(2)

For Ms. Domier, this represents the scheduled and accelerated anniversary bonus payments paid in 2020. For each of Mr. Stevens and Ms. Griffin, this represents the accelerated Retention Incentive Payment under the MIP in the amount of $3,000,000 and a transaction bonus of $2,000,000, both paid in 2020.

(3)

In 2020, Ms. Griffin received a grant of Topco Common Series C-2 Units under the limited partnership agreement of Topco. There is no public market for the Common Series C-2 Units. For purposes of this disclosure, we have valued the Common Series C-2 Units using a third-party valuation on a per-unit basis of the profits interests as of the grant date, with respect to 2,500 Units granted with immediate vesting on May 6, 2020 and reflects the intrinsic value of the profits interests as of the applicable vesting date.

(4)	Amounts in this column include the following for the year ended December 31, 2020:

Name	Car Allowance	Club Membership	401(k) Matching Contribution	Health Reimbu- rsement	Disability Premium	Life Insurance Premiums	Total
Tanya Domier	$27,000	$12,000	$7,118	$9,930	$18,175	$300	$74,523
Brian Stevens	$24,000	$12,228	$8,550	$2,977	$9,700	$300	$57,755
Jill Griffin	$24,000	—	$8,550	$13,012	$7,833	$300	$53,695

Grants of Plan-Based Awards in 2020

The following table sets forth information regarding grants of plan-based awards made to the Named Executive Officers during the year ended December 31, 2020.

					All Other Stock Awards:
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Number of Shares or Stock or Units (#)		Grant Date Fair Value of Awards ($)(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Tanya Domier	—	500,000	1,000,000	1,500,000	—		—
Brian Stevens	—	300,000	600,000	900,000	—		—
Jill Griffin	—	300,000	600,000	900,000	—		—
	5/6/2020	—	—	—	2,500	(3)	557,500

(1)	Threshold, target and maximum payouts represent Level 1, Level 2 and Level 3 performance levels, respectively, regarding our annual incentive as discussed above.
(2)

Ms. Griffin received a grant of Topco Common Series C-2 Units under the limited partnership agreement of Topco. There is no public market for the Common Series C-2 Units. For purposes of this disclosure, we have valued the Common Series C-2 Units using a third-party valuation on a per-unit basis of the profits interests as of the grant date, with respect to 2,500 Units granted with immediate vesting on May 6, 2020 and reflects the intrinsic value of the profits interests as of the applicable vesting date.

(3)	Such units were transferred to a trust for estate planning purposes on August 28, 2020.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

We are party to employment agreements with each of our Named Executive Officers. The material elements of these employment agreements are summarized below.

Tanya Domier

Ms. Domier serves as our Chief Executive Officer and is party to an employment agreement with our primary operating company, Advantage Sales & Marketing LLC. Pursuant to her employment agreement, in 2020, Ms. Domier was eligible to receive an annual base salary of $1,000,000 and an annual incentive equal to up to 150% of her annual base salary. Further, she was eligible to participate in the Company’s standard benefits plans, as well as our executive health care reimbursement program, executive long-term disability plan and other benefit programs offered to executives and an automobile allowance.

In February 2020, the Topco Compensation Committee, excluding Ms. Domier and with the advice of Semler Brossy, approved an amendment to Ms. Domier’s employment agreement to provide, effective as of January 1, 2020, for the base salary and annual incentive described above and to provide for three anniversary payments of $4,000,000 each, to be paid on or about July 31, 2020 (representing Ms. Domier’s completion of 30 years of service with the Company), July 31, 2021 (representing Ms. Domier’s completion of 31 years of service with the Company), and July 31, 2022 (representing Ms. Domier’s completion of 32 years of service with the Company), subject in each case to her continued employment as the Company’s Chief Executive Officer through each scheduled payment date. In connection with the completion of the Transactions, the 2021 and 2022 anniversary payments were accelerated and paid shortly following the completion of the Transactions in the fourth quarter of 2020. Ms. Domier advised the Company Compensation Committee that it would best serve the Company for her not to receive her full salary in 2020, and the Company Compensation Committee determined with the support of Ms. Domier to reduce her base salary for 2020 by $500,000 that would otherwise have been payable under her employment agreement.

Ms. Domier’s employment agreement provides for certain payments upon a “qualifying termination”, as well as post-employment restrictive covenants. The material elements of these provisions are described below under “Potential Payments Upon Termination or Change in Control.”

Brian Stevens and Jill Griffin

Mr. Stevens serves as our Chief Financial Officer and Chief Operating Officer and Ms. Griffin serves as our President and Chief Commercial Officer. Each is a party to an employment agreement with our primary operating company, Advantage Sales & Marketing LLC. Pursuant to these employment agreements, each of Mr. Stevens and Ms. Griffin is eligible to receive an annual base salary of at least $600,000, subject to reduction in the event the Company’s EBITDA is below $350 million. They are each also eligible to receive an annual incentive of up to 150% of his or her respective annual base salary. Mr. Stevens and Ms. Griffin are also eligible to participate in the Company’s standard benefits plans, as well as our executive health care reimbursement program, executive long-term disability plan and other benefit programs offered to executives and an automobile allowance.

Mr. Stevens’ and Ms. Griffin’s employment agreements provide for certain payments upon a “qualifying termination”, as well as post-employment restrictive covenants. The material elements of these provisions are described below under “Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at 2020 Year-End

The following table summarizes the number of unvested Common Series C Units of Topco held by the Named Executive Officers as of December 31, 2020. For information on all Units of Topco held by the Named Executive Officers, see “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Topco”.

Name	Grant Date	Number of Units That Have Not Vested (#)	Market Value of Units that Have Not Vested ($)(5)
Tanya Domier	December 23, 2014	11,663.500 (1)(2)	$1,341,303
Brian Stevens	December 23, 2014	2,500.000 (1)(3)	$287,500
Jill Griffin	December 23, 2014	875.000 (1)(3)	$100,625
	February 25, 2016	750.000 (1)(3)	$81,750
	February 15, 2017	31.250 (1)(4)	$3,188

(1)

Reflects unvested 20% IRR Vesting Units. The 20% IRR Vesting Units vest upon the earlier to occur of: (i) an Approved Partnership Sale or a sale of substantially all of the assets of Topco and its subsidiaries, in each case that is approved by Topco’s board of directors, or (ii) a public offering, provided that, at the time of such event, or over a staggered two year period, the pre-tax internal rate of return to the Common Series A Limited Partners is at least 20% compounded annually with respect to the Common Series A Units held by them, based on cash proceeds received or, in respect of a sale of Topco or a sale of substantially all of its assets, available to be received by them pursuant to the definitive agreement relating thereto, and after giving effect to the vesting of the Common Series C Units in accordance with the terms of any Restricted Unit Agreement and the vesting of the Common Series D Units. For further information, see “Compensation Discussion and Analysis—Executive Compensation Program Components—Long-Term Equity Incentive Compensation—Topco Equity Awards”.

(2)	A total of 12,000 units were transferred to a trust for estate planning purposes on December 29, 2016 and April 5, 2017.
(3)	Such units were transferred to a trust for estate planning purposes on December 27, 2016.

(4)	Such units were transferred to a trust for estate planning purposes on April 24, 2019.
(5)

There is no public market for the Common Series C Units. For purposes of this disclosure, we have valued the Common Series C Units using a third-party valuation on a per-unit basis as of December 31, 2020. The amount reported above under the heading “Market Value of Units That Have Not Vested” reflects the intrinsic value of the profits interests as of December 31, 2020.

Units Vested in 2020

The following table summarizes the Common Series C Units of Topco held by the Named Executive Officers that vested in 2020. Neither Ms. Domier nor Mr. Stevens held Common Series C Units of Topco that vested in 2020.

Name	Number of Units That Vested (#)(2)	Value Realized on Vesting ($)(1)
Jill Griffin	2,523.437	$565,914

(1)

There is no public market for the Common Series C Units. For purposes of this disclosure, we have valued the Common Series C Units using a third-party valuation on a per-unit basis of the profits interests as of the grant date, with respect to 2,500 Common Series C-2 Units granted with immediate vesting on May 6, 2020 and 23.437 Common Series C Units that vested on December 31, 2020. The amount reported above under the heading “Value Realized on Vesting” reflects the intrinsic value of the interests as of the applicable vesting date.

(2)	Ms. Griffin transferred such units to a trust for estate planning purposes on various dates in 2019 and 2020.

Potential Payments Upon Termination or Change in Control

As discussed above, we have entered into employment agreements with each of our Named Executive Officers that provide for certain payments upon a qualifying termination of employment, which is defined to mean a termination of employment: (1) by the Company other than for “cause” or by the Named Executive Officer for “good reason” (as such terms are defined in the applicable employment agreement, a summary of which is provided below) or (2) due to the Named Executive Officer’s death or disability. The following table summarizes the payments that would be made to our Named Executive Officers upon the occurrence of a qualifying termination of employment, assuming that each Named Executive Officer’s termination of employment with us occurred on December 31, 2020. Our employment agreements do not provide for additional payments upon a change in control. Amounts shown do not include (i) accrued but unpaid salary through the date of termination or (ii) vested benefits already earned or accrued by the Named Executive Officer prior to termination.

Name	Benefit	Termination without Cause or for Good Reason(2)	Termination due to death or Disability(3)
Tanya Domier	Severance pay	$2,000,000	$1,000,000
	Healthcare Benefits(1)	$55,881	$27,941
Brian Stevens	Severance pay	$900,000	$600,000
	Healthcare Benefits(1)	$31,480	$21,092
Jill Griffin	Severance pay	$900,000	$600,000
	Healthcare Benefits(1)	$34,559	$23,154

(1)

Reflects company portion of payments made during the severance period described below. For termination due to death or disability, healthcare benefits continue only for termination related to disability.

(2)

The amounts in this column are payable in connection with a termination without “cause” or for “good reason” (other than “good reason” due to delivery by the Company of notice of non-renewal, in which case the severance amount would have been $1,000,000 for Ms. Domier) whether before or after a change in control. Receipt of these payments and benefits is conditioned on the Named Executive Officer’s execution of a release in favor of the Company.

(3)	The amounts in this column are payable in connection with a termination due to death or Disability whether before or after a change in control.

We are party to employment agreements with each of our Named Executive Officers that provide for certain payments upon a “qualifying termination”, as well as post-employment restrictive covenants. The material elements of these provisions are summarized below.

Tanya Domier

Ms. Domier would have received the following termination payments and benefits if we terminated her employment without “cause” or if she terminated her employment with us for “good reason” pursuant to her employment agreement in effect as of December 31, 2020, in addition to compensation she would have earned as of the termination date and benefits generally available to all salaried employees: (1) continuing base salary payments for 24 months; and (2) health insurance coverage on the same terms as active employees for 24 months, or if earlier, upon becoming covered by the health insurance policy of a subsequent employer. In addition, if Ms. Domier were to experience a qualified termination after the end of a year and prior to payment of the annual incentive, she would be entitled to receive the annual incentive payment as determined based on actual performance achievement and paid at the same time annual incentives are paid to other participants in the annual incentive program.

In the event of a termination of her employment due to her death or “disability”, or due to the Company’s non-renewal of her employment agreement, Ms. Domier would be entitled to 12 months of continuing base salary payments, and in the event of a termination of employment due to “disability,” health insurance coverage on the same terms as active employees for 12 months, or if earlier, upon her becoming covered by the health insurance policy of a subsequent employer.

Under the terms of her employment agreement, Ms. Domier has agreed not to disparage the Company during her employment term or for a period of 24 months following the employment term.

Brian Stevens and Jill Griffin

Mr. Stevens and Ms. Griffin would each have received the following termination payments and benefits if we terminated their employment without “cause” or if they terminated their employment with us for “good reason” pursuant to their employment agreements in effect as of December 31, 2020, in addition to compensation they would have earned as of the termination date and benefits generally available to all salaried employees: (1) continuing base salary payments for 18 months; and (2) health insurance coverage on the same terms as active employees for 18 months, or if earlier, upon becoming covered by the health insurance policy of a subsequent employer. In the event that any of these payments would become non-deductible to us under Section 280G of the Code or would subject the Named Executive Officer to the excise tax under Section 4999 of the Code, amounts payable under the applicable employment agreement will be reduced to the level at which the excise tax will not apply, but only if such reduction would result in a greater after-tax amount to the executive. In addition, if Mr. Stevens or Ms. Griffin were to experience a qualified termination after the end of a year and prior to payment of the annual incentive, he or she would be entitled to receive the annual incentive payment as determined based on actual performance achievement and paid at the same time annual incentives are paid to other participants in the annual incentive program.

In the event of a termination of employment due to death or “disability,” each of Mr. Stevens and Ms. Griffin would be entitled to 12 months of continuing base salary payments, and in the event of a termination of employment due to disability, health insurance coverage on the same terms as active employees for 12 months, or if earlier, upon becoming covered by the health insurance policy of a subsequent employer.

Under the terms of each of their employment agreements, Mr. Stevens and Ms. Griffin have agreed not to disparage the Company during their employment term or for a period of 24 months following the employment term.

Key Definitions

A termination for “cause” for our Named Executive Officers will generally be triggered by one of the following: (i) dishonesty or gross negligence in the performance of the Named Executive Officer’s duties that if curable is not cured within 10 days of notice, (ii) for Ms. Domier, failure to comply with a written directive from our board of directors and, for Mr. Stevens and Ms. Griffin, willful or continued failure to perform the Named

Executive Officer’s duties in each case, that if curable is not cured within 10 days of notice, (iii) for Ms. Domier intentional misconduct which continues beyond 10 days after a demand to cease such conduct, failure and, for Mr. Stevens and Ms. Griffin, intentional misconduct that if curable is not cured within 10 days of notice, (iv) conviction or nolo contendere or guilty plea to a crime that constitutes a felony or a misdemeanor involving moral turpitude, (v) a material breach of the employment agreement or any restrictive covenant agreement that if curable is not cured within 10 days of notice; (vi) a violation of any material written policy of the Company, including those pertaining to harassment, discrimination, and drug and alcohol abuse that if curable is not cured within 10 days of notice or (vii) a confirmed positive illegal drug test.

A termination for “good reason” for our Named Executive Officers will generally be triggered by one of the following: (i) a reduction in base salary (other than as specifically provided for in the employment agreement), (ii) the relocation of the Named Executive Officer’s principal place of employment to more than 50 miles from the current principal place of employment, (iii) a material breach of the employment agreement by the Company, (iv) a diminution or other reduction in title or, for Mr. Stevens and Ms. Griffin, the requirement to report to anyone other than the CEO.

The Company may terminate a Named Executive Officer’s employment for “disability” if the Named Executive Officer is unable to perform his or her duties for a period of 26 weeks within any 12-month period.

NON-EMPLOYEE DIRECTOR COMPENSATION

In 2020, we adopted a director compensation policy that provides for annual cash retainers and equity awards as summarized below. Our non-employee directors who are affiliated with Leonard Green & Partners, CVC Capital Partners and Bain Capital are not eligible for director compensation. Our non-employee directors that are affiliated with Centerview Capital/Conyers Park II Sponsor LLC are eligible for director compensation but have waived their rights to fees until the first anniversary of the closing of the Transactions, and therefore did not receive compensation as directors in 2020.

Annual Cash Retainer Fees. Our eligible non-employee directors receive an annual cash retainer fee of $100,000. In addition, non-employee directors serving as a chairperson of a committee of our Board receives the following annual retainer: $20,000 (Audit); $17,500 (Compensation); and $17,500 (Nominating and Corporate Governance).

Equity Awards. Each eligible non-employee director who serves on our Board as of the date of any annual meeting of our stockholders and will continue to serve as a non-employee director immediately following such annual meeting will be granted, on the date of such annual meeting, an award of restricted stock units that have an aggregate fair value on the date of grant of $175,000. In addition, each non-employee director who is initially elected or appointed to our Board on any date other than the date of an annual meeting will receive, on the date of such non-employee director’s initial election or appointment, an award of restricted stock units that have an aggregate fair value equal to the product of (i) $175,000 and (ii) a fraction, the numerator of which is (x) 365 minus (y) the number of days in the period beginning on the date of the annual meeting immediately preceding such non-employee director’s start date and ending on such non-employee director’s start date and the denominator of which is 365. Each equity award will vest on the earlier of (x) the day immediately preceding the date of the first annual meeting following the date of grant and (y) the first anniversary of the date of grant, subject to the non-employee director continuing in service on our board of directors through the applicable vesting date. All of a non-employee director’s equity awards will vest in full immediately prior to the occurrence of a change in control.

Director Compensation for 2020

The following table sets forth information concerning the compensation of the Company’s non-employee directors who received compensation for 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total
Ronald E. Blaylock	$17,391	$—	$—	$17,391
Beverly F. Chase	$20,435	$—	$—	$20,435
Virginie Costa	$20,870	$—	$—	$20,870
Elizabeth Munoz-Guzman	$17,391	$—	$—	$17,391

(1)

No equity awards were made to directors in 2020; however, on January 5, 2021, the Board approved the grant of RSUs to certain of its eligible non-employee directors (Ronald E. Blaylock, Beverly Chase, Virginie Costa and Elizabeth Munoz-Guzman) with respect to 10,356 shares each. The RSUs are scheduled to vest on the earlier of the one-year anniversary of the date of grant or the day immediately preceding the date of the first annual meeting of the Company’s stockholders occurring after the date of grant. The number of RSUs granted was pro-rated for the period from the date of the completion of the Transactions to June 1, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding the beneficial ownership of the Class A common stock as of December 31, 2020, by:

•	each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of the Class A common stock;

•	each Named Executive Officer and director of the Company; and

•	all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership percentages set forth in the table below are based on 313,425,182 shares of Class A common stock issued and outstanding as of December 31, 2020, after giving effect to the closing of the Merger and the transactions contemplated thereby, and do not take into account the 5,000,000 shares of Class A common stock subject to a market performance condition and the issuance of any shares of Class A common stock upon the exercise of warrants to purchase up to shares of Class A common stock that remain outstanding.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock and preferred stock.

Name and Address of Beneficial Owner(1)	Number of Shares of Class A common stock	Percent Owned
Directors and Named Executive Officers Post-business combination:
Tanya L. Domier	—	—
Brian Stevens	—	—
Jill Griffin	—	—
Ronald E. Blaylock	25,000	*
Cameron Breitner	—	—
Beverly F. Chase	—	—
Virginie Costa	—	—
Ryan Cotton	—	—
Timothy J. Flynn(2)	15,450,000	4.9%
Tiffany Han	—	—
James M. Kilts	—	—
Elizabeth Muñoz-Guzman	—	—
Brian K. Ratzan	—	—
Jonathan D. Sokoloff(2)	15,450,000	4.9%
David J. West	—	—
All directors and executive officers post-business combination as a group (15 individuals)	15,475,000	4.9%
Five Percent Holders:
Karman Topco L.P. (3)	203,750,000	65.0%
Conyers Park II Sponsor LLC(4)	18,483,333	5.9%

*	Less than 1%.
(1)

Unless otherwise noted, the business address of each of the following entities or individuals is c/o Advantage Solutions Inc., 18100 Von Karman Avenue, Suite 1000, Irvine, California 92612; provided, however, that the business address of each of Messrs. Kilts, West and Ratzan is c/o Conyers Park II Acquisition Corp. 999 Vanderbilt Breach Rd., Suite 601 Naples, Florida 34108.

(2)

Consists of shares of Class A common stock that were purchased in the PIPE Investment by Green Equity Investors VI, L.P. and Green Equity Investors Side VI, L.P. (collectively, the “Green Funds”), including shares of Class A common stock that such Persons purchased related to redemptions in connection with the business combination. Voting and investment power with respect to the shares held by the Green Funds is shared among such Persons. Voting and investment power may also be deemed to be shared with certain affiliated entities and investors of such Persons, and may be deemed to be shared with Karman Coinvest L.P. (“Karman Coinvest”) and Karman II Coinvest LP (“Karman II Coinvest”) since Karman Coinvest and Karman II Coinvest may be offered the right to acquire a portion of the shares that was purchased in the PIPE Investment by the Green Funds. Karman Coinvest is jointly controlled and managed by an affiliate of Leonard Green & Partners, L.P. and an entity controlled by equity funds managed or advised by CVC Capital Partners. Messrs. Sokoloff and Flynn may be deemed to share voting and investment power with respect to such shares due to their positions with affiliates of the Green Funds, and each disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. Each of the foregoing entities’ and individuals’ address is Leonard Green & Partners, L.P., 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(3)

The board of directors of Topco, currently consisting of Cameron Breitner, Tanya Domier, Timothy Flynn, Jonathan Sokoloff, Ryan Cotton and Tiffany Han, exercises voting and dispositive power with respect to these securities. No person or entity has the right to appoint a majority of Topco’s directors. Excludes 5,000,000 shares of common stock over which Topco did not have voting and investment power until such shares vested upon achievement of a market performance condition in January, 2021.

(4)

Includes 7,333,333 shares which may be purchased by exercising warrants that are exercisable. There are five managers of the CP Sponsor’s board of managers, including James M. Kilts, David J. West and Brian K. Ratzan. Each manager has one vote, and the approval of three of the five members of the board of managers is required to approve an action of the CP Sponsor. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to the CP Sponsor. Based upon the foregoing analysis, the CP Sponsor has determined that no individual manager of the CP Sponsor exercises voting or dispositive control over any of the securities held by the CP Sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

Topco

The following table sets forth information, as of December 31, 2020 regarding the beneficial ownership of the equity securities of Topco by:

•	each Named Executive Officer and director of the Company; and

•	all executive officers and directors of the Company, as a group.

As of December 31, 2020, Topco had four classes of equity securities: Common Series A Units, Common Series B Units, Common Series C Units (including Common Series C-2 Units), and Common Series D Units. For a description of the material differences between the classes of equity securities of Topco, see “Certain Relationships and Related Party Transactions—Limited Partnership Agreement” and Topco’s limited partnership agreement.”

Percentage ownership of the Common Series A Units, Common Series B Units, Common Series C Units, Common Series C-2 Units and Common Series D Units of Topco in the table is based on 2,004,386.090 Common Series A Units, 84,117.319 Common Series B Units, 204,300.717 Common Series C Units (including 32,275.000 Common Series C-2 Units) and 30,000.000 Common Series D Units of Topco issued and outstanding as of December 31, 2020.

The amounts and percentages of units of Topco beneficially owned by each unitholder are determined on the basis of rules issued by the SEC. Under these rules, beneficial ownership includes any units as to which the individual or entity has sole or shared voting power or investment power and any units as to which the individual or entity has the right to acquire beneficial ownership within 60 days of December 31, 2020. In computing the number and percentage of units beneficially owned by an individual or entity, Common Series A Units of Topco, Common Series B Units of Topco Common Series C Units of Topco (including Common Series C-2 Units), and Common Series D Units of Topco subject to options, warrants or other rights held by such person that are currently exercisable or will become exercisable within 60 days of December 31, 2020 are considered outstanding, although these units are not considered outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Advantage Solutions Inc., 18100 Von Karman Avenue, Suite 1000, Irvine, California 92612. Each of the unitholders listed has sole voting and investment power with respect to the units beneficially owned by the unitholder unless noted otherwise, subject to community property laws where applicable.

	Beneficial ownership of Common Series A Units of Topco			Beneficial ownership of Common Series B Units of Topco			Beneficial ownership of Common Series C and C-2 Units of Topco			Beneficial ownership of Common Series D Units of Topco
Name and Principal Position	Number		Percent of Common Series A Units of Topco	Number		Percent of Common Series B Units of Topco	Number		Percent of Common Series C and C-2 Units of Topco	Number		Percent of Common Series D Units of Topco
Named Executive Officers and Directors
Tanya Domier	—		$—	14,199.392	(3)	16.9%	22,990.500	(6)	11.3%	—		—
Brian Stevens	—		—	4,376.209	(4)	5.2%	11,150.000	(7)	5.5%	—		—
Jill Griffin	—		—	3,211.044	(5)	3.8%	9,068.750	(8)	4.4%	—		—
Cameron Breitner	—		—	—		—	—		—	—		—
Ryan Cotton	—		—	—		—	—		—	—		—
Tiffany Han	—		—	—		—	—		—	—		—
Timothy J. Flynn	792,500.000	(1)	39.5%	—		—	—		—	—		—
James M. Kilts	50,000.000	(2)	2.5%	—		—	—		—	30,000.000	(10)	100.0%
Brian K. Ratzan	—		—	—		—	—		—	—		—
Jonathan D. Sokoloff	792,500.000	(1)	39.5%	—		—	—		—	—		—
David J. West	—		—	—		—	—		—	—		—
All directors and executive officers as a group (15 total)	842,500.000	(1)(2)	42.0%	21,786.645		25.9%	43,209.250	(9)	21.1%	30,000.000		100.0%

*	Less than 1%.
(1)

Represents Common Series A Units of Topco held by Green Equity Investors VI, L.P. and Green Equity Investors Side VI, L.P. (collectively, the “Green Funds”), LGP Associates VI-A LLC and LGP Associates VI-B LLC (collectively, “LGP Associates”), Karman Coinvest L.P. (“Karman Coinvest”), and Karman II Coinvest LP (“Karman II Coinvest”). Voting and investment power with respect to the units of Topco held by the Green Funds, LGP Associates, Karman Coinvest, and Karman II Coinvest is shared among such Persons. Voting and investment power may also be deemed to be shared with certain affiliated entities and investors of such Persons. Additionally, of the 792,500.000 Common Series A Units reported, 140,000.000 Common Series A Units are owned by Karman Coinvest, which is jointly controlled and managed by an affiliate of Leonard Green & Partners, L.P. and an entity controlled by equity funds managed or advised by CVC Capital Partners. Messrs. Sokoloff and Flynn may be deemed to share voting and investment power with respect to such units due to their positions with affiliates of the Green Funds, and each disclaims beneficial ownership of such units except to the extent of his pecuniary interest therein. Each of the foregoing entities’ and individuals’ address is c/o Leonard Green & Partners, L.P., 11111 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025.

(2)

Represents Common Series A Units of Topco held by Centerview Capital, L.P. and Centerview Employees, L.P. (collectively, the “Centerview Funds”). Mr. Kilts was a director of Topco and is a partner of Centerview Capital G.P. LLC, the managing adviser to the Centerview Funds. As such, Mr. Kilts may be deemed to beneficially own the Common Series A Units of Topco held by the Centerview Funds, and he disclaims beneficial ownership of such units. Mr. Kilt’s address is c/o Centerview Capital, L.P., 999 Vanderbilt Beach Rd., Suite 601, Naples, FL 34108.
(3)	Includes 14,199.392 Common Series B Units held by a trust, which Ms. Domier may be deemed to indirectly beneficially own.
(4)	Includes 4,376.209 Common Series B Units held by a trust (the “Stevens Trust”), which Mr. Stevens may be deemed to indirectly beneficially own.
(5)	Includes 3,211.044 Common Series B Units held by a Trust (the “Griffin Trust”), which Ms. Griffin may be deemed to indirectly beneficially own.
(6)

Includes 22,990.500 vested Common Series C Units that have been granted to Ms. Domier and excludes 11,663.500 Common Series C Units that have been granted to Ms. Domier but we expect to remain subject to certain vesting requirements as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Equity-Based Compensation” and elsewhere in this Annual Report.

(7)

Includes 6,150.000 vested Common Series C Units and 5,000.000 Common Series C-2 Units in each case held by the Stevens Trust, and excludes 2,050.000 Common Series C Units held by the Stevens Trust that have been granted to Mr. Stevens but we expect to remain subject to certain vesting requirements as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Equity-Based Compensation” and elsewhere in this Annual Report.

(8)

Includes 4,068.750 vested Common Series C Units and 5,000.000 Common Series C-2 Units held by the Griffin Trust and excludes 1,356.250 Common Series C Units held by the Griffin Trust that have been granted to Ms. Griffin but we expect to remain subject to certain vesting requirements as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates—Equity-Based Compensation” and elsewhere in this Annual Report.

(9)

Includes 33,209.250 Common Series C Units that have been granted to all directors and executive officers as a group and we expect to vest within 60 days of December 31, 2020 and 10,000.000 Common Series C-2 Units that have been granted to all directors and executive officers as a group, and excludes 15,069.750 Common Series C Units that have been granted to all directors and executive officers as a group but we expect to remain subject to certain vesting requirements as described in “Management’s Discussion, and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Equity-Based Compensation” and elsewhere in this Annual Report.

(10)

Represents Common Series D Units of Topco held by the Centerview Funds. Mr. Kilts was a director of Topco and is a partner of Centerview Capital G.P. LLC, the managing adviser to the Centerview Funds. As such, Mr. Kilts may be deemed to beneficially own the Common Series D Units of Topco held by the Centerview Funds, and he disclaims beneficial ownership of such units. Mr. Kilt’s address is c/o Centerview Capital, L.P., 999 Vanderbilt Beach Rd., Suite 601, Naples, FL 34108.

Equity Compensation Plan Information

Our 2020 Plan and the 2020 ESPP were approved by our stockholders. The following table provides certain information regarding our equity compensation plan as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Securities Holders	—	—
2020 Plan			49,917,647
2020 ESPP			12,479,412
Equity Compensation Plans Not Approved by Securities Holders	—	—	—
Total	—	—	62,397,059

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since January 1, 2020 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control, and other arrangements, which are described under the section entitled “Executive Compensation.”

Management Services Agreements

In connection with the 2014 Topco Acquisition, and as later amended on September 29, 2014, Advantage Sales & Marketing Inc., our wholly owned subsidiary, was a party to a management services agreement with management companies associated with CVC Capital Partners, Leonard Green & Partners, Centerview Capital, and Juggernaut Capital Partners (collectively, the “Original Sponsors”), pursuant to which such parties have provided management, consulting and financial planning services to us and our subsidiaries. In exchange for those services, we have paid the Original Sponsors (other than Centerview Capital) an aggregate annual fee of $4.0 million, payable in equal monthly installments and pro rata with respect to the respective ownership percentage of Topco of such Advantage Sponsors (other than Centerview Capital), and we agreed to reimburse such Original Sponsors for all reasonable out-of-pocket expenses incurred in connection with the services rendered under the management services agreement. When we completed the Daymon Acquisition, Daymon had an existing management services agreement in place with Bain Capital Private Equity LP, or Bain Capital., that provided for an annual aggregate fee of $1.5 million Subsequent to the completion of the Daymon Acquisition, the foregoing management services agreements were amended to cause (i) Bain Capital to become a sponsor under, and to receive certain fees pursuant to, the 2014 management services agreement with the Original Sponsors and associated management companies, and (ii) the Original Sponsors to receive certain fees pursuant to Daymon’s management services agreement with Bain Capital, and as a result, our annual management fees were $5.5 million.

As a result of the COVID-19 pandemic, in the first quarter of 2020, the Original Sponsors and Bain Capital agreed to waive the fees for the remainder of 2020 under the management services agreements. In 2020, we paid $1.4 million in fees and reimbursed expenses to those Sponsors and/or associated management companies and/or advisors under the management services agreement. In addition, we agreed to indemnify such parties to the fullest extent permitted by law from and against all losses arising from their performance under the management services agreement. As of the Closing of the Transactions, these agreements terminated other than certain provisions, which survive, related to indemnification and expense advancement in favor of the Original Sponsors and Bain Capital.

Common Series D Units of Topco

In September 2014, Topco issued a total of 30,000 of its Common Series D Units to Centerview Capital, L.P. and Centerview Employees, L.P., entities affiliated with or advised by of Centerview Capital, for services provided to us. These units vest over a five-year term, ending in September 2019. The fair value of these units was $644 per unit as of December 31, 2020.

Limited Partnership Agreement

In 2014, equity funds affiliated with the Original Sponsors as well as certain members of our management, all of whom owned equity interests in Topco, entered into a limited partnership agreement with respect to their investment. On December 18, 2017, in connection with the Daymon Acquisition, the parties to the limited partnership agreement, along with an equity fund advised by Bain Capital, and Yonghui Investment Limited, which we refer to together as the Daymon Investors, amended and restated the limited partnership agreement of Topco. On September 7, 2020, in connection with the Merger, the limited partnership agreement was further amended and restated. This limited partnership agreement, as amended and/or restated from time to time, which we refer to as Topco’s limited partnership agreement or the Topco limited partnership agreement, contains agreements among the parties with respect to, among other things, restrictions on the issuance or transfer of interests in Topco, appointments of Topco directors, and the management and operations of Topco.

Units of Topco

Topco has four classes of equity securities: Common Series A Units, Common Series B Units, Common Series C Units (including Common Series C-2 Units) and Common Series D Units.

Under Topco’s limited partnership agreement, except as required by law, only Common Series A Units are entitled to vote on matters requiring approval of the partnership, provided however, that until certain liquidity events occur, all actions requiring the vote or approval of the partnership must be approved by a majority of the units held by the equity funds affiliated with or advised by CVC Capital Partners and a majority of the units held by the equity funds affiliated with or advised by Leonard Green & Partners.

Common Series A Units

Common Series A Units were originally issued to equity funds affiliated with or advised by CVC Capital Partners, Leonard Green & Partners, Centerview Capital, and Juggernaut Capital Partners, and additional Common Series A Units were issued to an equity fund advised by Bain Capital and to Yonghui Investment Limited in connection with the Daymon Acquisition.

Common Series B Units

Common Series B Units originally were issued to our management at the time of the 2014 Topco Acquisition as rollover equity interests, and additional Common Series B Units were issued to Daymon’s management in connection with the Daymon Acquisition.

Common Series C Units

Common Series C Units have generally been issued to members of our management and certain directors of Topco since the 2014 Topco Acquisition, which consist of Time Vesting Units and 20% IRR Vesting Units, which are all subject to certain additional vesting requirements, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Equity-Based Compensation” and elsewhere in this Annual Report. In addition, certain Common Series C Units were issued in connection with the Daymon Acquisition to Daymon employees, certain of which are deemed to be vested upon issuance, and certain of which vest in four equal installments on each of the first four anniversaries following the completion of the Daymon Acquisition, subject to such employee’s continued employment with us. The Common Series C-2 Units have been issued to members of our management, which are subject to forfeiture upon certain events, including (i) certain terminations of such employee’s employment with us or (ii) if the equity funds affiliated with or advised by CVC Capital Partners and Leonard Green & Partners do not receive certain threshold returns on their capital contributions.

Common Series D Units

Common Series D Units are held exclusively by Centerview Capital, L.P. and Centerview Employees, L.P., which were granted in exchange for services provided to us.

Distributions on Units of Topco

Any distributions made by Topco will be made (i) first, 100% to all holders of Common Series A Units and Common Series B Units, ratably among such holders in proportion to their then-aggregate unreturned capital contributions, until such unreturned capital amounts are paid in full; (ii) second, 100% to all holders in proportion to their then-outstanding units held (other than Common Series C-2 Units), provided that in the event any amounts otherwise distributable to holders of Common Series C Units are not distributable to such holders due to the application of certain threshold limitations set forth in Topco’s limited partnership agreement, such amount shall be distributed ratably to holders of then-outstanding Common Series C-2 units, up to total distributions of $35.0 million, subject to certain reductions (the “Targeted Common Series C-2 Amount”); and (iii) third, following the time upon which holders of Common Series C-2 Units have received distributions equal to the Targeted Common Series C-2 Amount, 100% to all holders in proportion to their then-outstanding units held (other than Common Series C-2 Units), subject, in each case, to certain restrictions. Notwithstanding the foregoing, to the extent certain holders of Common Series C Units that were previously Daymon affiliates receive a distribution for such Common Series C Units, 50% of such distribution shall reduce, on a dollar-for-dollar basis, the distributions that would otherwise be payable to other Daymon-affiliated holders of other classes of units.

Exchange of Units of Topco for Shares of Our Common Stock

Subject to certain limitations, in the event that Topco elects to register the sale of any of the shares of our common stock that Topco holds in a manner that would have entitled a unitholder of Topco to participate in such registration pursuant to the Registration Rights Agreement (included in Exhibit 10.3), such holder may elect to exchange its units for shares of our common stock held by Topco or to participate in such registration with respect to such shares, in each case, with regard to the number of shares of our common stock then held by Topco that such holder would then be entitled to receive pursuant to the terms of Topco’s limited partnership agreement.

Prior to the 42-month anniversary of the Closing, if Topco elects to make any direct or indirect, in-kind distribution of shares of our common stock then held by Topco to any of the holders of Common Series A Units, the holders of certain vested units of Topco may elect to exchange for such holders’ units, subject to certain restrictions, the number shares of our common stock then held by Topco that such holder would then be entitled to receive pursuant to the terms of Topco’s limited partnership agreement.

Upon the 42-month anniversary of the Closing, each holder of Common Series B Units, Common Series C Units and Common Series C-2 Units will receive, in exchange for such units then outstanding, shares of our common stock then held by Topco equal to the number shares of our common stock then held by Topco that such holder would then be entitled to receive pursuant to the terms of Topco’s limited partnership agreement. Any such common stock held by Topco and distributed in exchange for units of Topco shall be subject to any vesting, forfeiture and transfer restrictions then existing with respect to Common Series B Units, Common Series C Units and Common Series C-2 Units that remain unvested at the consummation of such exchange.

With respect to any permitted exchange of units of Topco for shares of our common stock described above, a holder of such units may receive up to a number of shares of our common stock based on an exchange ratio derived from the value to which such holder would otherwise be entitled had Topco sold all of its assets for fair market value and had the proceeds of such sale been distributed in accordance with the priority for distributions as described above under “ — Distributions on Units of Topco.” No additional shares of our common stock will be issued by us in connection with any distribution of common stock owned by Topco to any unitholders of Topco in respect of or in exchange for Topco units.

The units of Topco are not be publicly traded, but, pursuant to Topco’s limited partnership agreement (and subject to the contractual lockup agreement to which our shares held by Topco are subject following the business combination), Topco will be required to use its commercially reasonable efforts to distribute shares of our common stock in redemption of the units held by affiliates of Centerview Capital, repurchase such units for cash, or otherwise provide an opportunity for such affiliates of Centerview Capital to transfer their units as if the units were publicly traded.

New Term Loan Facility

Certain funds managed by CVC Credit Partners, which is part of the same network of companies providing investment management advisory services operating under the CVC brand as CVC Capital Partners, acted as lenders under the New Term Loan Facility. As of December 31, 2020, the funds managed by CVC Credit Partners held approximately $11.3 million of the aggregate principal outstanding under the New Term Loan Facility.

First and Second Lien Term Loans

Prior to the Closing of the Transactions, the funds managed by CVC Credit Partners held approximately $54.5 million and $70.4 million of the aggregate principal outstanding under our First Lien Term Loans and Second Lien Term Loans, respectively, and, since January 1, 2019, held up to approximately $101.6 million and $70.4 million of the aggregate principal outstanding under our First Lien Term Loans and Second Lien Term Loans, respectively. During the year ended December 31, 2019, the funds managed by CVC Credit Partners received approximately $1.0 million in repayments of principal with respect to our First Lien Term Loans, no repayments of principal with respect to our Second Lien Term Loans, and approximately $6.3 million and $2.2 million in interest payments with respect to our First Lien Term Loans and Second Lien Term Loans, respectively. CVC Capital Partners did not have any decision-making authority over the relevant funds of CVC Credit Partners in their capacity as lenders under our First Lien Term Loans or Second Lien Term Loans.

Intercompany Promissory Notes

From time to time, Advantage Sales & Marketing Inc. entered into intercompany loan agreements with Topco, pursuant to which Topco has borrowed various amounts totaling $6.0 million from Advantage Sales & Marketing Inc. to facilitate the payment to certain former associates for their equity interests in Topco. On

September 1, 2020, Advantage Sales & Marketing Inc. entered into a new intercompany loan agreement with Topco consolidating all outstanding amounts under the prior agreements. Pursuant to the new intercompany loan agreement Topco borrowed $6.0 million at an interest rate of 0.39% per annum. This loan matures on December 31, 2023 and is pre-payable at any time without penalty.

Other Relationships

One of our retailer clients, BJ’s Wholesale Club Holdings, Inc., was previously controlled by equity funds affiliated with or advised by CVC Capital Partners and Leonard Green & Partners. We principally provide in-club product demonstration and sampling services to this client as well as ancillary support services, including for example, seasonal gift wrapping, on-floor sales assistance and display maintenance. In fiscal years 2020, 2019, and 2018, we received revenues of $3.9 million, $41.8 million, and $43.0 million, respectively, from BJ’s Wholesale Club Holdings, Inc. We believe the terms obtained and consideration that we received during such time as BJ’s Wholesale Club Holdings, Inc. (A) was controlled by equity funds affiliated with or advised by CVC Capital Partners and Leonard Green & Partners were, or (B) had one or more directors who also served on the board of Topco, were comparable to terms available or amounts that would be paid or received, as applicable, in arm’s-length transactions with parties unrelated to us.

Indemnification Under Certificate of Incorporation and Bylaws; Indemnification Agreements

Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the DGCL, subject to certain exceptions contained in our bylaws. In addition, our certificate of incorporation provides that our directors will not be liable for monetary damages for breach of fiduciary duty.

We have also entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the indemnitees with contractual rights to indemnification, and expense advancement and reimbursement, to the fullest extent permitted under the DGCL, subject to certain exceptions contained in those agreements.

Policy Regarding Related Party Transactions

Our board of directors has adopted a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on NASDAQ. The purpose of the policy is to describe the procedures used to identify, review, approve and disclose, if necessary, any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which (i) we were, are or will be a participant, (ii) the aggregate amount involved exceeds $120,000, and (iii) a related person has or will have a direct or indirect material interest, in each case, other than compensation arrangements approved by the Audit Committee. For purposes of the policy, a related person is (a) any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer of us or a nominee to become a director of us, (b) any person who is known to be the beneficial owner of more than 5% of our voting securities, (c) any immediate family member of any of the foregoing persons sharing the same household as such person, or (d) any firm, corporation or other entity in which any of the foregoing persons is employed or is a general partner or principal or in a similar position, or in which such person has a 5% or greater beneficial ownership interest. The Audit Committee reviews and approves, or ratifies, each related party transaction, taking into account whether the terms are comparable to those obtained in an arm’s length transaction, the extent of the related person’s interest and other factors. If advance approval of a related party transaction is not feasible, then the transaction may be preliminarily entered into by management upon prior approval by the Chair of the Audit Committee, subject to ratification by the Audit Committee at its next regularly scheduled meeting. No director may participate in approval of a related party transaction for which he or she is a related person.

Item 14. Principal Accountant Fees and Services

We have appointed PricewaterhouseCoopers LLP (“PwC”) as our independent auditors for the fiscal year ending December 31, 2020. During the fiscal years ended December 31, 2020 and December 31, 2019, fees for services provided by PwC were as follows (in thousands):

For the Year Ended December 31,	2020	2019
Audit fees	$4,457.7	$4,386.5
Audit-related fees	2,358.0	1,173.8
Tax fees	1,222.4	1,304.0
All Other Fees	4.2	4.2

Total	$8,042.2	$6,868.4

Audit fees

These amounts represent fees of PwC for the audit of our annual consolidated financial statements, the review of condensed consolidated financial statements, and the services that an independent auditor would customarily provide in connection with subsidiary audits, statutory requirements, regulatory filings, and similar engagements for the fiscal year. Audit fees also include advice about accounting matters that arose in connection with or as a result of the audit or the review of periodic financial statements and statutory audits that non-U.S. jurisdictions require.

Audit-related fees

Audit-related fees consist of assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements or internal control over financial reporting, such as comfort letters, attest services, consents, and assistance with review of documents filed with the SEC. This category may include fees related to the performance of audits and attest services not required by statute or regulations; due diligence related to mergers and acquisitions; and accounting consultations about the application of GAAP to proposed transactions.

Tax fees

Tax fees generally consist of tax compliance and return preparation, and tax planning and advice. Tax compliance and return preparation services consist of preparing original and amended tax returns and claims for refunds. Tax planning and advice services consist of support during income tax audits or inquiries.

All other fees

This category consists of fees for products and services other than the services reported above, including fees for subscription to PricewaterhouseCoopers’ online research tool.

The Audit Committee has determined that the non-audit services rendered by PwC were compatible with maintaining its independence. All such non-audit services were pre-approved by the Audit Committee pursuant to the pre-approval policy set forth below.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee reviews the independence of our independent registered public accounting firm on an annual basis and has determined that PwC is independent. In addition, the Audit Committee pre-approves all work and fees that are performed by our independent registered public accounting firm.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

See Index to Financial Statements in Item 8. Financial Statements and Supplementary Data.

(a)(2) Financial Statement Schedule.

Schedule I— Condensed Parent Only Financial Information. See Index to Financial Statements in Item 8. Financial Statements and Supplementary Data.

All other financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.

(a)(3) Exhibits.

Exhibit			Incorporated by Reference
No.	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of September 7, 2020, by and among Conyers Park II Acquisition Corp., CP II Merger Sub, Inc., Advantage Solutions Inc., and Karman Topco L.P.	8-K	001-38990	2.1	September 8, 2020

3.1	Second Amended and Restated Certificate of Incorporation of Advantage Solutions Inc.	8-K	001-38990	3.1	November 3, 2020

3.2	Second Amended and Restated Bylaws of Advantage Solutions Inc.	8-K	001-38990	3.2	November 3, 2020

4.1	Specimen Common Stock Certificate	8-K	001-38990	4.1	November 3, 2020

4.2	Warrant Agreement, dated July 22, 2019, between Conyers Park II Acquisition Corp. and Continental Stock Transfer & Trust Company	8-K	001-38990	4.1	July 22, 2019

4.3	Specimen Warrant Certificate (included in Exhibit 4.2)	8-K	001-38990	4.3	July 22, 2019

4.4	Indenture, dated as of October 28, 2020, among Advantage Solutions FinCo LLC, Advantage Sales & Marketing Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent	8-K	001-38990	4.4	November 3, 2020

4.5	Form of 6.50% Senior Secured Notes due 2028 (included in Exhibit 4.4)	8-K	001-38990	4.5	November 3, 2020

Exhibit			Incorporated by Reference
No.	Description	Form	File No.	Exhibit		Filing Date

10.1	Sponsor Agreement, dated as of September 7, 2020, by and among Conyers Park II Sponsor LLC, the other holders of Acquiror Class B Common Stock set forth therein, Conyers Park II Acquisition Corp., and Advantage Solutions Inc.	8-K	001-38990	10.1		September 8, 2020

10.2	Amended and Restated Stockholders Agreement, dated as of October 27, 2020, by and among Conyers Park II Acquisition Corp., Karman Topco L.P., CVC ASM Holdco, L.P., the entities identified on the signature pages thereto under the heading “LGP Stockholders”, BC Eagle Holdings, L.P., and Conyers Park II Sponsor LLC	8-K	001-38990	10.2		November 3, 2020

10.3	Registration Rights Agreement, dated as of September 7, 2020 by and between Karman Topco L.P., Karman II Coinvest LP, Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC, LGP Associates VI-B LLC, CVC ASM Holdco, LP, JCP ASM Holdco, L.P., Karman Coinvest L.P., Centerview Capital, L.P., Centerview Employees, L.P., BC Eagle Holdings, L.P. and Yonghui Investment Limited, Conyers Park II Sponsor LLC and the other holders of Common Series B Units, Vested Common Series C Units and Vested Common Series C-2 Units of Holdings listed on the schedule thereto as Contributing Investors.	8-K	001-38990	10.3		November 3, 2020

10.4	Form of Investor Subscription Agreement	8-K	001-38990	10.4		September 8, 2020

10.5	Form of Sponsor Subscription Agreement	8-K	001-38990	10.5		September 8, 2020

10.6#	Advantage Solutions Inc. 2020 Incentive Plan	8-K	001-38990	10.6	#	November 3, 2020

10.6(a)*#	Form of Stock Option Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan

Exhibit			Incorporated by Reference
No.	Description	Form	File No.	Exhibit		Filing Date

10.6(b)*#	Form of Restricted Stock Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan

10.6(c)*#	Form of Performance Restricted Stock Unit Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Award Plan

10.6(d)#	Advantage Solutions Inc. Non-Employee Director Compensation Policy	8-K	001-38990	99.3		January 6, 2021

10.6(e)#	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Advantage Solutions Inc. 2020 Incentive Award Plan	8-K	001-38990	99.4		January 6, 2021

10.7#	Advantage Solutions Inc. 2020 Employee Stock Purchase Plan	8-K	001-38990	10.7	#	November 3, 2020

10.8#	Amended and Restated Employment Agreement, dated December 17, 2010, by and between Tanya Domier and Advantage Sales & Marketing LLC	8-K	001-38990	10.8	#	November 3, 2020

10.8(a)#	Amendment No. 1 to Amended and Restated Employment Agreement, dated October 1, 2013, by and between Tanya Domier and Advantage Sales & Marketing LLC	8-K	001-38990	10.8	(a)#	November 3, 2020

10.8(b)#	Amendment No. 2 to Amended and Restated Employment Agreement, dated October 1, 2014, by and between Tanya Domier and Advantage Sales & Marketing LLC	8-K	001-38990	10.8	(b)#	November 3, 2020

10.8(c)#	Amendment No. 3 to Amended and Restated Employment Agreement, dated June 11, 2020, by and between Tanya Domier and Advantage Sales & Marketing LLC	8-K	001-38990	10.8	(c)#	November 3, 2020

10.9#	Second Amended and Restated Employment Agreement, dated September 3, 2019, by and between Brian Stevens and Advantage Sales & Marketing LLC	8-K	001-38990	10.9	#	November 3, 2020

10.10#	Amended and Restated Employment Agreement, dated September 3, 2019, by and between Jill Griffin and Advantage Sales & Marketing LLC	8-K	001-38990	10.10	#	November 3, 2020

Exhibit			Incorporated by Reference
No.	Description	Form	File No.	Exhibit		Filing Date

10.11#	Form of Indemnification Agreement	8-K	001-38990	10.11	#	November 3, 2020

10.12#	Form of Letter Agreement Regarding Management Incentive Plan Payments Acceleration.	8-K	001-38990	10.12	#	November 3, 2020

10.13#	Letter Agreement, dated November 1, 2020, by and between Tanya Domier and ASI Intermediate Corp.	8-K	001-38990	10.13	#	November 3, 2020

10.14	Eighth Amended and Restated Agreement of Limited Partnership for Karman Topco L.P., dated as of September 7, 2020	8-K	001-38990	10.14		November 3, 2020

10.15	ABL Revolving Credit Agreement, dated October 28, 2020, by and among Advantage Sales & Marketing Inc., as Borrower, Karman Intermediate Corp., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lender parties thereto.	8-K	001-38990	10.15		November 3, 2020

10.16	First Lien Credit Agreement, dated October 28, 2020, by and among Advantage Sales & Marketing Inc., as Borrower, Karman Intermediate Corp., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lender parties thereto.	8-K	001-38990	10.16		November 3, 2020

14.1	Code of Ethics	8-K	001-38990	14.1

21.1*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit			Incorporated by Reference
No.	Description	Form	File No.	Exhibit	Filing Date

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101

*	Filed herewith.
**

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

#	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE SOLUTIONS INC.

By:	/s/ Tanya Domier
Tanya Domier
Chief Executive Officer and Director
Date:	March 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tanya Domier	Chief Executive Officer (Principal Executive Officer) and Director	March 16, 2021
Tanya Domier

/s/ Brian Stevens	Chief Financial Officer (Principal Financial Officer) and Chief Operating Officer	March 16, 2021
Brian Stevens

/s/ Dean Kaye	Chief Financial Officer – North America (Principal Accounting Officer)	March 16, 2021
Dean Kaye

/s/ Ronald E. Blaylock	Director	March 16, 2021
Ronald E. Blaylock

/s/ Cameron Breitner	Director	March 16, 2021
Cameron Breitner

/s/ Beverly F. Chase	Director	March 16, 2021
Beverly F. Chase

/s/ Virginie Costa	Director	March 16, 2021
Virginie Costa

/s/ Ryan Cotton	Director	March 16, 2021
Ryan Cotton

/s/ Timothy J. Flynn	Director	March 16, 2021
Timothy J. Flynn

/s/ Tiffany Han	Director	March 16, 2021
Tiffany Han

/s/ James M. Kilts	Chairman of the Board and Director	March 16, 2021
James M. Kilts

/s/ Elizabeth Muñoz-Guzman	Director	March 16, 2021
Elizabeth Muñoz-Guzman

/s/ Brian K. Ratzan	Director	March 16, 2021
Brian K. Ratzan

SIGNATURE	TITLE	DATE

/s/ Jonathan D. Sokoloff	Director	March 16, 2021
Jonathan D. Sokoloff

/s/ David J. West	Director	March 16, 2021
David J. West