Form 10-K/A
period 2020-12-31
Advantage Solutions Inc.
filed 2021-05-17
CIK 1776661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Advantage Solutions Inc. (the “Company”) is filing this amended Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021 (“Original Report”), to revise our consolidated financial statements and related footnote disclosures and financial statement schedule as of December 31, 2020 and for the year ended December 31, 2020. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Revision Background

On April 12, 2021, the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by Conyers Park II Acquisition Corp. (“Conyers Park”) at the time of its initial public offering in July 2019. The SEC Staff Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities” and indicated that when one or more such features is included in a warrant, the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

Prior to the issuance of the SEC Statement, the Company classified the 7,333,333 private placement warrants originally issued by Conyers Park to Conyers Park II Sponsor LLC in a private placement in connection with its initial public offering and assumed by the Company in connection with the consummation of the Transactions (as defined at Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments) as equity.

In light of the SEC Staff Statement, on May 6, 2021, the Audit Committee of our Board of Directors (the “Audit Committee”), after discussion with management determined that the private placement warrants should be classified as liabilities and subsequently measured at fair value through earnings pursuant to Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity.

As discussed in further detail below and in Part II, Item 8 Financial Statements and Supplementary Data—Note 1, Organization and Significant Accounting Policies – Revision of Prior Period Financial Statements to the accompanying consolidated financial statements, the revision is the result of the incorrect accounting for certain of our issued warrants. We evaluated the impact of this error on the previously issued financial statements included in the Original Report and concluded that the impact of this error was not material to those financial statements after considering both quantitative and qualitative factors, however, we have revised the consolidated financial statements as of December 31, 2020 and for the year ended December 31, 2020 in this Form 10-K/A. All amounts in this Form 10-K/A affected by the error have been revised.

As a result of the revision, the Company recorded $7.9 million as a warrant liability with a reduction to additional paid-in-capital on October 28, 2020 and a subsequent $13.4 million change in the estimated fair value recorded for the year ended December 31, 2020 recognized as a Change in fair value of the warrant liability on the Consolidated Statements of Operations and Comprehensive Loss. This revision did not have an impact on the Company’s revenues, cash position, operating expenses or total operating, investing or financing cash flows as previously presented. Additionally, the revision had no impact on our non-GAAP operating metrics, including Adjusted EBITDA, Adjusted Net Income and Net Debt.

Internal Control Considerations

In connection with the revision management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. Management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020, due to existing material weaknesses in our internal control over financial reporting previously disclosed by the Company, and a material weakness in our internal control over financial reporting related to the evaluation of settlement features used to determine the classification of certain warrant instruments. For a discussion of management’s consideration of our disclosure controls and procedures, our internal control over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and revised with modifications as necessary to reflect the revision and certain related changes. Where appropriate we have changed references from “this Annual Report on Form 10-K” to “this Annual Report on Form 10-K/A.” The following items have been amended:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

Part III, Item 10. Directors, Executive Officers and Corporate Governance

Part III, Item 11. Executive Compensation

Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence

Part IV, Item 15. Exhibits, Financial Statement Schedules

This Form 10-K/A has been executed by the officers and directors on the signature page effective as of the date set forth thereon. In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

This Form 10-K/A does not purport to reflect any information or events subsequent to the filing of the Original Report. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

Advantage Solutions Inc.

Part I

Forward-Looking Statements

This Annual Report on Form 10-K/A (“Annual Report”) and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases, written statements or our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Part I, Item 1A. Risk Factors. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

In-Store Media

We manage a wide variety of media, merchandising and display platforms for retailers, including: multi- manufacturer circular programs; an in-store display platform for perishable brands with cooler units in high- traffic locations; and a network of advertisements on pedestals at the entrances and exits of major retailers.

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

Since founding our marketing business, we have grown to become a national agency collective and are the agency of record for many of the most recognized brands across the retail, packaged goods, technology, apparel, automotive, travel, entertainment, education and healthcare industries. We were ranked by Ad Age as the largest U.S. promotions agency and the largest U.S. experiential and event marketing agency in 2014, 2015, 2016, 2017, 2018, 2019, 2020 and 2021 based on prior year revenues. Furthermore, in 2021 we ranked 11th on Ad Age’s list of the largest U.S. marketing agencies from all disciplines and 18th on its list of the world’s largest agency companies based on prior year revenues.

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

We experience less turnover among our mid-level and senior associates, and we believe our performance- based culture differentiates us from our competitors and other similar employers. Our culture is built on accountability for results. We set clear objectives with our associates, analyze performance and reward and recognize associates who outperform. We strive to encourage our associates to be proactive, creative and entrepreneurial in providing solutions for our clients and customers. We believe our encouragement has contributed to the service innovation that has fueled our growth, and that our commitment to results and continuous improvement has produced long-term relationships with our clients and customers.

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

In connection with our investigation into the Take 5 Matter, the reclassification of the private placement warrants as liabilities and the other error corrections, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we identified material weaknesses in the design and operating effectiveness of our risk assessment and information and communication processes which contributed to the following material weaknesses:

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

The Company re-evaluated its historical accounting for its warrants and concluded it must amend the accounting treatment of the private placement warrants (collectively, the “Warrants”) issued in connection with the initial public offering of Conyers Park II Acquisition Corp., (“Conyers Park”) and recorded to the Company’s consolidated financial statements as a result of the Company’s merger with Conyers Park (the “Merger”) and the reverse recapitalization that occurred on October 28, 2020. At that time, the Warrants were presented within equity and did not impact any reporting periods prior to the Merger. As such, we concluded that the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K originally filed on March 16, 2021 should be revised. In connection with our re-evaluation of this matter, we identified an additional material weakness in our internal control over financial reporting as of December 31, 2020, as we did not design and maintain effective controls related to the evaluation of settlement features used to determine the classification of certain warrant instruments.

All of the material weaknesses described above could result in a misstatement of our annual or interim consolidated financial statements or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

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

•

In addition, we are designing and implementing various controls, including additional policies, procedures and training, to enhance our disclosure committee process and communication of pertinent information to the appropriate parties in connection with the issuance or reissuance of our consolidated financial statements.

•

We plan to design and implement a control activity to evaluate the settlement features used to determine the classification of certain warrant instruments. Specifically, this will include the evaluation and research of the complex accounting standards that apply to these instruments.

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

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each Annual Report on Form 10-K to be filed with the SEC. As further detailed in Item 9A. Controls and Procedures, this Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting (“ICFR”), or an attestation report of our independent registered public accounting firm, as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s ICFR in the period between the consummation date of the reverse acquisition and the date of management’s assessment of ICFR (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). Starting with our Annual Report on Form 10-K for the year ending December 31, 2021, this assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting and our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the NASDAQ or other regulatory authorities, which would require additional financial and management resources.

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

Our business is highly dependent on our ability to manage operations and process a large number of transactions on a daily basis. We rely heavily on our operating, payroll, financial, accounting and other data processing systems which require substantial support, maintenance and cost to maintain, and may be subject to disabilities, errors, or other harms. If our data and network infrastructure were to fail, or if we were to suffer a data security breach, or an interruption or degradation of services in our data center, third-party cloud, and other infrastructure environments, we could lose important data, which could harm our business and reputation, and cause us to incur significant liabilities. Our facilities, as well as the facilities of third-parties that provide or maintain, or have access to our data or network infrastructure, are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that our or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired. A third party’s decision to close facilities or terminate services without adequate notice, or other unanticipated problems, could adversely impact our operations. Any of the aforementioned risks may be augmented if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate in preventing the loss of data, service interruptions, disruptions to our operations or damages to important systems or facilities. Our data center, third- party cloud, and managed service provider infrastructure also could be subject to break-ins, cyber-attacks, sabotage, intentional acts of vandalism and other misconduct, from a spectrum of actors ranging in sophistication from threats common to most industries to more advanced and persistent, highly organized adversaries. Any security breach, including personal data breaches, or incident, including cybersecurity incidents, that we experience could result in unauthorized access to, or misuse, modification, destruction or unauthorized acquisition of, our internal sensitive corporate data, such as personal data, financial data, trade secrets, intellectual property, or other competitively sensitive or confidential data. Such unauthorized access, misuse, acquisition, or modification of sensitive data may result in data loss, corruption or alteration, interruptions in our operations or damage to our computer hardware or systems or those of our employees, or customers. Our systems have been the target of cyber-attacks. Although we have taken and continue to take steps to enhance our cybersecurity posture, we cannot assure that future cyber incidents will not occur or that our systems will not be targeted or breached in the future. If any such incident results in litigation, we may be required to make significant expenditures in the course of such litigation and may be required to pay significant amounts in damages. Moreover, negative publicity arising from these types of disruptions could damage our reputation. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. Significant unavailability of our services due to attacks could cause us to incur significant liability, could cause users to cease using our services and materially and adversely affect our business, prospects, financial condition and results of operations.

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

In addition, under GDPR, transfers of personal data are prohibited to countries outside of the EEA that have not been determined by the European Commission to provide adequate protections for personal data, including the United States. Switzerland has similar restrictions. There are mechanisms to permit the transfer of personal data from the EEA and Switzerland to the United States, but there is also uncertainty as to the future of such mechanisms, which have been under consistent scrutiny and challenge. In July 2020, decision of the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield Framework, a means that previously permitted transfers of personal data from the EEA to companies in the United States that certified adherence to the Privacy Shield Framework. It is currently unclear what, if any, arrangement may replace the Privacy Shield Framework. Standard contractual clauses approved by the European Commission to permit transfers from the EU to third countries currently remain as a basis on which to transfer personal data from the EEA to other countries. However, the standard contractual clauses are also subject to legal challenge, and in November 2020, the European Commission published a draft of updated standard contractual clauses. We presently rely on standard contractual clauses to transfer personal data from EEA member countries, and we may be impacted by changes in law as a result of future review or invalidation of, or changes to, this mechanism by European courts or regulators. While we will continue to undertake efforts to conform to current regulatory obligations and evolving best practices, we may be unsuccessful in conforming to permitted means of transferring personal data from the European Economic Area. We may also experience hesitancy, reluctance, or refusal by European or multi- national customers to continue to use some of our services due to the potential risk exposure of personal data transfers and the current data protection obligations imposed on them by certain data protection authorities. Such customers may also view any alternative approaches to the transfer of any personal data as being too costly, too burdensome, or otherwise objectionable, and therefore may decide not to do business with us if the transfer of personal data is a necessary requirement.

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

The valuation of our private placement warrants could increase the volatility in our net income (loss) in our consolidated statements of earnings (loss).

The change in fair value of our private placement warrants is determined using a Black-Scholes option pricing model. The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding private placement warrants issued in connection with the initial public offering of Conyers Park. Significant changes in the input assumptions used in the Black-Scholes option pricing model including our stock price at the end of the reporting period, the implied volatility or other inputs to the model and the number of private placement warrants outstanding may adversely affect the volatility in our net income (loss) in our Consolidated Statements of Operations and Comprehensive Loss.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Certain shares of our common stock are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers, and other affiliates, as that term is defined in the Securities Act, which are to be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. Topco, the Advantage Sponsors, the CP Sponsor and members of our management have rights, subject to certain conditions, to require us to file registration statements covering Topco’s shares of our common stock or to include shares in registration statements that we may file for ourselves or other stockholders.

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

Through our marketing segment, which generated approximately 34.7% of our total revenues in the year ended December 31, 2020, we help brands and retailers reach consumers through two main categories within the marketing segment. The first and largest is our retail experiential business, also known as in-store sampling or demonstrations, where we create and manage highly customized large scale sampling programs (both in-store and online) for leading retailers. The second business is our collection of specialized agency businesses, in which we provide private label services to retailers and develop granular marketing programs for brands and retailers through our shopper, consumer and digital marketing agencies.

Revision of Previously Issued Consolidated Financial Statements

As discussed in the Explanatory Note and in Part II, Item 8 Financial Statements and Supplementary Data—Note 1, Organization and Significant Accounting Policies — Revision of Prior Period Financial Statements, this Form 10-K/A revises our consolidated financial statements as of December 31, 2020, and for the year then ended, to reflect the correction of certain errors. Accordingly, this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the revision.

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

Summary

Our financial performance for the year ended December 31, 2020 as compared to the year ended December 31, 2019 includes:

•	Revenues decreased by $629.4 million, or 16.6%, to $3,155.7 million;

•	Operating income decreased by $146.7 million, or 68.6%, to $67.0 million;

•	Net loss increased by $155.3 million, or 786.2%, to $175.1 million;

•	Adjusted Net Income increased by $13.9 million, or 8.2%, to $182.9 million; and

•	Adjusted EBITDA decreased by $16.9 million, or 3.3%, to $487.2 million.

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

How We Assess the Performance of Our Business

Revenues

Revenues related to our sales segment are primarily comprised of commissions, fee-for-service and cost- plus fees for providing retail services, category and space management, headquarter relationship management, technology solutions and administrative services. A small portion of our arrangements include performance incentive provisions, which allow us to earn additional revenues on our performance relative to specified quantitative or qualitative goals. We recognize the incentive portion of revenues under these arrangements when the related services are transferred to the customer.

Marketing segment revenues are primarily recognized in the form of a fee-for-service (including retainer fees, fees charged to clients based on hours incurred, project-based fees or fees for executing in-person consumer engagements or experiences, which engagements or experiences we refer to as events), commissions or on a cost- plus basis, in each case, related to services including experiential marketing, shopper and consumer marketing services, private label development or our digital, social and media services.

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

Cost of Revenues

Our cost of revenues consists of both fixed and variable expenses primarily attributable to the hiring, training, compensation and benefits provided to both full-time and part-time associates, as well as other project- related expenses. A number of costs associated with our associates are subject to external factors, including inflation, increases in market specific wages and minimum wage rates at federal, state and municipal levels and minimum pay levels for exempt roles. Additionally, when we enter into certain new client relationships, we may experience an initial increase in expenses associated with hiring, training and other items needed to launch the new relationship.

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

Other Expenses

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents a non-cash (income) expense resulting from a fair value adjustment to warrant liability from the private placement warrants that is based on the input assumptions used in the Black-Scholes option pricing model including our Class A common stock price at the end of the reporting period, the implied volatility or other inputs to the model and the number of private placement warrants outstanding which may vary from period to period. We believe these amounts are not correlated to future business operations.

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

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net loss before (i) impairment of goodwill and indefinite-lived assets, (ii) amortization of intangible assets, (iii) equity based compensation of Topco and Advantage Sponsors’ management fee, (iv) changes in fair value of warrant liability, (v) fair value adjustments of contingent consideration related to acquisitions, (vi) acquisition-related expenses, (vii) costs associated with COVID-19, net of benefits received, (viii) EBITDA for economic interests in investments, (ix) restructuring expenses, (x) litigation expenses, (xi) (Recovery from) loss on Take 5, (xii) deferred financing fees, (xiii) costs associated with the Take 5 Matter, (xiv) other adjustments that management believes are helpful in evaluating our operating performance, and (xv) related tax adjustments.

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

Adjusted EBITDA and Adjusted EBITDA by Segment

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means net loss before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) equity based compensation of Topco and Advantage

Sponsors’ management fee, (vii) changes in fair value of warrant liability, (viii) fair value adjustments of contingent consideration related to acquisitions, (ix) acquisition-related expenses, (x) costs associated with COVID-19, net of benefits received, (xi) EBITDA for economic interests in investments, (xii) restructuring expenses, (xiii) litigation expenses, (xiv) (Recovery from) loss on Take 5, (xv) costs associated with the Take 5 Matter and (xvi) other adjustments that management believes are helpful in evaluating our operating performance.

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

Results of Operations for the Years Ended December 31, 2020 and 2019

	Year Ended December 31,
(amounts in thousands)	2020		2019
Revenues	$3,155,671	100.0%	$3,785,063	100.0%
Cost of revenues	2,551,485	80.9%	3,163,443	83.6%
Selling, general, and administrative expenses	306,282	9.7%	175,373	4.6%
Recovery from Take 5	(7,700)	(0.2)%	—	0.0%
Depreciation and amortization	238,598	7.6%	232,573	6.1%

Total expenses	3,088,665	97.9%	3,571,389	94.4%

Operating income	67,006	2.1%	213,674	5.6%
Other expenses:
Change in fair value of warrant liability	13,363	0.4%	—	0.0%
Interest expense, net	234,044	7.4%	232,077	6.1%

Total other expenses	247,407	7.8%	232,077	6.1%
Loss before income taxes	(180,401)	(5.7)%	(18,403)	(0.5)%
(Benefit from) provision for income taxes	(5,331)	(0.2)%	1,353	0.0%

Net loss	$(175,070)	(5.5)%	$(19,756)	(0.5)%

Other Financial Data
Adjusted Net Income(1)	$182,969	5.8%	$169,109	4.5%
Adjusted EBITDA(1)	$487,175	15.4%	$504,031	13.3%

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

The sales segment revenues increased $105.9 million, of which $61.3 million were revenues from acquired businesses during the year ended December 31, 2020 as compared to the year ended December 31, 2019. Excluding revenues from acquired businesses, the segment experienced an increase of $44.6 million in organic revenues primarily due to growth in our headquarter sales and retail services where we benefited from several new clients and an increase in commission revenues as a result of significant increases in purchases of consumer goods in the retail channel with an increase in eat-at-home consumption due to the COVID-19 pandemic, as well as expansion in our e-commerce services. These were partially offset by weakness in both our foodservice and our European businesses due to the temporary closures affecting those industries and locations and other adverse impacts of the COVID-19 pandemic has had on these services.

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

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents $13.4 million of non-cash expense resulting from a fair value adjustment to warrant liability from the private placement warrants for the year ended December 31, 2020. Fair value adjustments are based on the input assumptions used in the Black-Scholes option pricing model including our Class A common stock price at the end of the reporting period, the implied volatility or other inputs to the model and the number of private placement warrants outstanding which may vary from period to period.

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

Net Loss

Net loss was $175.1 million for the year ended December 31, 2020, compared to net loss of $19.8 million for the year ended December 31, 2019. The increase in net loss was primarily driven by the decrease in operating income, and the increase in interest expense which were impacted by non-recurring expenses primarily as a result of the consummation of the Transactions, as well as the increase in the fair value adjustment to warrant liability, partially offset by favorability associated with the benefit from income taxes as described above.

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

Non-GAAP Financial Measures

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net loss before (i) impairment of goodwill and indefinite-lived assets, (ii) amortization of intangible assets, (iii) equity based compensation of Topco and Advantage Sponsors’ management fee, (iv) changes in fair value of warrant liability, (v) fair value adjustments of contingent consideration related to acquisitions, (vi) acquisition-related expenses, (vii) costs associated with COVID-19, net of benefits received, (viii) EBITDA for economic interests in investments, (ix) restructuring expenses, (x) litigation expenses, (xi) (Recovery from) loss on Take 5, (xii) deferred financing fees, (xiii) costs associated with the Take 5 Matter, (xiv) other adjustments that management believes are helpful in evaluating our operating performance, and (xv) related tax adjustments.

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

A reconciliation of Adjusted Net Income to Net loss is provided in the following table:

	Year Ended December 31,
	2020	2019	2018
(in thousands)
Net loss	$(175,070)	$(19,756)	$(1,151,223)
Less: Net income attributable to noncontrolling interest	736	1,416	6,109
Add:
Impairment of goodwill and indefinite-lived assets	—	—	1,232,000
Equity based compensation of Topco and Advantage Sponsors’ management fee(a)	98,119	7,960	(2,432)
Changes in fair value of warrant liability	13,363	—	—
Fair value adjustments related to contingent consideration related to acquisitions(b)	13,367	1,516	(54,464)
Acquisition-related expenses(c)	50,823	31,476	61,155
Restructuring expenses(d)	39,770	5,385	12,465
Litigation expenses(e)	1,980	3,500	1,200
Amortization of intangible assets(f)	193,543	189,881	188,831
Costs associated with COVID-19, net of benefits received(g)	(11,954)	—	—
Deferred financing fees(h)	41,428	—	—
(Recovery from) loss on Take 5	(7,700)	—	79,165
Costs associated with the Take 5 Matter(i)	3,628	16,368	14,178
Tax adjustments related to non-GAAP adjustments(j)	(77,592)	(65,805)	(238,615)

Adjusted Net Income	$182,969	$169,109	$136,151

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means net loss before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) equity based compensation of Topco and Advantage Sponsors’ management fee, (vii) changes in fair value of warrant liability, (viii) fair value adjustments of contingent consideration related to acquisitions, (ix) acquisition-related expenses, (x) costs associated with COVID-19, net of benefits received, (xi) EBITDA for economic interests in investments, (xii) restructuring expenses, (xiii) litigation expenses, (xiv) (Recovery from) loss on Take 5, (xv) costs associated with the Take 5 Matter and (xvi) other adjustments that management believes are helpful in evaluating our operating performance.

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

A reconciliation of Adjusted EBITDA to Net loss is provided in the following table:

Consolidated	Year Ended December 31,
	2020	2019	2018
(in thousands)
Net loss	$(175,070)	$(19,756)	$(1,151,223)
Add:
Interest expense, net	234,044	232,077	229,643
(Benefit from) provision for income taxes	(5,331)	1,353	(168,334)
Depreciation and amortization	238,598	232,573	225,233
Impairment of goodwill and indefinite-lived assets	—	—	1,232,000
Equity based compensation of Topco and Advantage Sponsors’ management fee(a)	98,119	7,960	(2,432)
Changes in fair value of warrant liability	13,363	—	—
Fair value adjustments related to contingent consideration related to acquisitions(b)	13,367	1,516	(54,464)
Acquisition-related expenses(c)	50,823	31,476	61,155
EBITDA for economic interests in investments(k)	(6,462)	(8,421)	(7,212)
Restructuring expenses(d)	39,770	5,385	12,465
Litigation expenses(e)	1,980	3,500	1,200
Costs associated with COVID-19, net of benefits received(g)	(11,954)	—	—
(Recovery from) loss on Take 5	(7,700)	—	79,165
Costs associated with the Take 5 Matter(i)	3,628	16,368	14,178

Adjusted EBITDA	$487,175	$504,031	$471,374

Financial information by segment, including a reconciliation of Adjusted EBITDA by segment to operating income (loss), the closest GAAP financial measure, is provided in the following table:

Sales Segment	Year Ended December 31,
	2020	2019	2018
(in thousands)
Operating income (loss)	$63,305	$127,961	$(1,072,702)
Add:
Depreciation and amortization	171,569	161,563	157,098
Impairment of goodwill and indefinite-lived assets	—	—	1,232,000
Equity based compensation of Topco and Advantage Sponsors’ management fee(a)	71,124	6,418	1,020
Fair value adjustments related to contingent consideration related to acquisitions(b)	8,371	(2,720)	(54,628)
Acquisition-related expenses(c)	36,722	18,276	31,699
EBITDA for economic interests in investments(k)	(7,565)	(8,395)	(7,155)
Restructuring expenses(d)	20,295	2,928	6,663
Litigation expenses(e)	1,658	3,500	1,200
Costs associated with COVID-19, net of benefits received(g)	(5,462)	—	—

Sales Segment Adjusted EBITDA	$360,017	$309,531	$295,195

Marketing Segment	Year Ended December 31,
	2020	2019	2018
(in thousands)
Operating income (loss)	$3,701	$85,713	$(17,212)
Add:
Depreciation and amortization	67,029	71,010	68,135
Equity based compensation of Topco and Advantage Sponsors’ management fee (a)	26,995	1,542	(3,452)
Fair value adjustments related to contingent consideration related to acquisitions(b)	4,996	4,236	164
Acquisition-related expenses(c)	14,101	13,200	29,456
EBITDA for economic interests in investments(k)	1,103	(26)	(57)
Restructuring expenses(d)	19,475	2,457	5,802
Litigation expenses(e)	322	—	—
Costs associated with COVID-19, net of benefits received(g)	(6,492)	—	—
(Recovery from) loss on Take 5	(7,700)	—	79,165
Costs associated with the Take 5 Matter(i)	3,628	16,368	14,178

Marketing Segment Adjusted EBITDA	$127,158	$194,500	$176,179

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

Cash Flows

A summary of our cash provided by or used in our operating, investing and financing activities are shown in the following table:

	Year Ended December 31,
(in thousands)	2020	2019

Net cash provided by operating activities	$345,730	$151,343
Net cash used in investing activities	(99,003)	(61,808)
Net cash (used in) provided by financing activities	(230,152)	(38,208)
Net effect of foreign currency fluctuations on cash	4,366	3,179

Net change in cash, cash equivalents and restricted cash	$20,941	$54,506

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2020, consisted of net loss of $175.1 million adjusted for certain non-cash items, including depreciation and amortization of $238.6 million and effects of changes in working capital. Net cash provided by operating activities for the year ended December 31, 2019 consisted of net loss of $19.8 million adjusted for certain non-cash items, including depreciation and amortization of $232.6 million and effects of changes in working capital. The increase in cash provided by operating activities during the year ended December 31, 2020 relative to the same period in 2019 was primarily due to the reduced working capital need as a result of the temporary suspension and reduction of certain in-store sampling services during the year ended December 31, 2020. To a lesser extent, the reduction of income taxes and the deferral of payment of our portion of Social Security taxes of $48.0 million have also contributed to the increase in cash provided by operating activities.

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

Cash flows related to financing activities during the year ended December 31, 2020, were primarily related to the proceeds from new borrowings under the New Term Loan Facility and issuance of the Notes of $2.1 billion, the repayment of our First and Second Lien Credit Agreements and principal payments on our long- term debt of $3.2 billion, and the proceeds from issuance of our common stock of $929.2 million, net of fees, as a result of the consummation of the Transactions.

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

The Borrower’s obligations under the New Term Loan Facility are guaranteed by Holdings and the Guarantors. Our New Term Loan Facility is secured by a lien on substantially all of Holdings’, the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The New Term Loan Facility has a first- priority lien on the fixed asset collateral (equal in priority with the liens securing the Notes) and a second-priority lien on security interests in the current asset collateral (second in priority to the liens securing the New Revolving Credit Facility), in each case, subject to other permitted liens.

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

Future Cash Requirements

The following table summarizes certain estimated future cash requirements under the Company’s various contractual obligations at December 31, 2020, in total and disaggregated into current and long-term obligations:

	Total	Current	Long-Term
(in thousands)
Operating lease liabilities(1)	$65,631	$20,894	$44,737
Client deposits(2)	10,706	10,706	—
Total debt excluding deferred issuance costs(3)	2,153,618	63,745	2,089,873
Other long-term liabilities on the consolidated balance sheet
Contingent consideration(4)	45,901	10,733	35,168
Unpaid claims(5)	64,953	34,401	30,552
Holdbacks(6)	6,268	5,764	504

Total contractual obligations	$2,347,077	$146,243	$2,200,834

(1)	Refer to Note 8 — Leases of our audited consolidated financial statements for the year ended December 31, 2020 for additional information regarding the maturity of operating lease liabilities.
(2)	Represents payments collected from our clients, primarily, associated with market development funds that arise out of our business.
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

Marketing segment revenues are primarily recognized in the form of a fee-for-service (including retainer fees, fees charged to clients based on hours incurred, project-based fees or fees for executing in-person consumer engagements or experiences, which engagements or experiences we refer to as events), commissions or on a cost- plus basis for providing experiential marketing, shopper and consumer marketing services, private label development and our digital, social and media services.

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

In connection with our annual quantitative impairment test as of October 1, 2020 and 2019, we concluded that our indefinite-lived intangible assets were not impaired for the years ended December 31, 2020 and 2019. The fair value of the indefinite-lived intangible assets related to sales trade names exceeded its carrying value by 13.3% and 8.3% for the years ended December 31, 2020 and 2019, respectively. The fair value of the indefinite- lived intangible assets related to marketing trade names exceeded its carrying value by 8.4% and 10.0% for the years ended December 31, 2020 and 2019, respectively. Management determined that no additional triggering events occurred that required us to perform an interim impairment test of indefinite-lived intangible assets as of December 31, 2020 and 2019.

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

Refer to Note 11—Equity-Based Compensation and 18—Subsequent Events, to our audited consolidated financial statements included elsewhere in this Annual Report for details regarding Topco’s and our equity-based compensation plans.

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized in “Changes in fair value of warrant liability” in the Consolidated Statements of Operations and Comprehensive Loss. The fair value of the private placement warrants on the date of issuance and on each measurement date is estimated using a Black-Scholes option pricing model which includes inputs such as our stock price, exercise price per share, and the number of private placement warrants outstanding. Assumptions used in the model are subjective and require significant judgment, and include implied volatility and the risk-free interest rate.

As of December 31, 2020, 7,333,333 private placement warrants remained outstanding at a fair value of $21.2 million. The initial fair value of the private placement warrants on the Closing date was $7.9 million with $13.4 million of changes in the estimated fair value recorded for the year ended December 31, 2020.

Recently Issued Accounting Pronouncements

Refer to Note 1, Organization and Significant Accounting Policies – Recent Accounting Pronouncements, to our audited consolidated financial statements included elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

Our exposure to foreign currency exchange rate fluctuations is primarily the result of foreign subsidiaries and foreign branches primarily domiciled in Europe and Canada. We use financial derivative instruments to hedge foreign currency exchange rate risks associated with our Canadian subsidiary.

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily the Canadian dollars, British pounds and euros, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated income before taxes would have decreased by approximately $2.6 million for the year ended December 31, 2020.

Equity Price Risk

As of December 31, 2020, 7,333,333 private placement warrants remained outstanding at a fair value of $21.2 million. The warrant liability is stated at fair value at each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. Based on the fair value of the private placement warrants oustanding as of December 31, 2020, a hypothetical decrease of 10% in the share price of the Company’s common stock would reduce the fair value of the warrant liability and result in an unrealized gain recognized in Change in fair value of warrant liability on the Consolidated Statement of Operations and Comprehensive Loss of $6.5 million. Similarly, based on the fair value of the private placement warrants outstanding as of December 31, 2020, a hypothetical increase of 10% in the share price of the Company’s common stock would increase the fair value of the warrant liability and result in an unrealized loss recognized in Change in fair value of warrant liability on the Consolidated Statement of Operations and Comprehensive Loss of $7.4 million.

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

Item 8.	Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	76
Consolidated Balance Sheets	79
Consolidated Statements of Operations and Comprehensive Loss	80
Consolidated Statements of Stockholders’ Equity	81
Consolidated Statements of Cash Flows	82
Notes to Consolidated Financial Statements	83
Schedule I—Condensed Parent Only Financial Information of Advantage Solutions Inc. as of December 31, 2020 and 2019, and for the years ended December 31, 2020, 2019 and 2018	131

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

Indefinite-Lived Intangible Assets Impairment Assessment

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated indefinite- lived intangible assets net carrying value was $900 million as of December 31, 2020. Intangible assets with indefinite useful lives are not amortized but tested annually, at the beginning of the fourth quarter, for impairment or more often if events occur or circumstances change that would create a triggering event. Management performed a quantitative impairment test as of October 1, 2020, and determined that its indefinite- lived intangible assets are not impaired. Management tests its indefinite-lived intangible assets for impairment using a relief from royalty method by comparing the estimated fair values of the indefinite-lived intangible assets with the carrying values. The estimates used in the determination of fair value are subjective in nature and involve the use of significant assumptions. These estimates and assumptions include revenue growth rates, terminal growth rates, discount rates, and royalty rates, all of which require significant management judgment.

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

Accounting for and Valuation of Private Placement Warrants

As described in Notes 1 and 9 to the consolidated financial statements, the Company accounts for its private placement warrants based on an assessment of the warrant’s specific terms and the applicable accounting standards. The warrant liability is stated at fair value at each reporting period with the change in fair value recorded on the consolidated statement of operations and comprehensive loss. The fair value of the warrants on the date of issuance and on each remeasurement date is estimated using a Black-Scholes option pricing model which includes inputs such as the Company’s stock price, exercise price per share, and the number of private placement warrants outstanding. Assumptions used in the model are subjective and require significant judgment, and include implied volatility and the risk-free interest rate. As of December 31, 2020, 7,333,333 private placement warrants remained outstanding at a fair value of $21.2 million resulting in $13.4 million of expense related to the change in fair value of the warrant liability for the year ended December 31, 2020. As disclosed by management, the Company has revised the consolidated financial statements as of and for the year ended December 31, 2020 to account for the private placement warrants as liabilities on its consolidated balance sheets.

The principal considerations for our determination that performing procedures relating to the accounting for and valuation of the private placement warrants is a critical audit matter are (i) the significant judgment by management when determining the accounting for and valuation of the private placement warrants; (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the accounting for the private placement warrants and management’s significant assumption related to implied volatility; (iii) the audit effort involved the use of professionals with specialized skill and knowledge; and (iv) as disclosed by management, a material weakness related to the evaluation of settlement features used to determine the classification of certain warrant instruments existed as of December 31, 2020.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, reading the agreements, evaluating the accounting for the private placement warrants, and testing management’s process for determining the fair value estimates. Testing management’s process included (i) evaluating the methodology used by management to determine the fair value of the private placement warrants; (ii) testing the mathematical accuracy of management’s model; (iii) evaluating the reasonableness of management’s significant assumption related to implied volatility; and (iv) testing the completeness and accuracy of the underlying data used. Professionals with specialized skill and knowledge were used to assist in (i) evaluating management’s accounting for the private placement warrants; (ii) evaluating the methodology to determine the fair value of the private placement warrants; (iii) testing the mathematical accuracy of the model; and (iv) evaluating the reasonableness of the significant assumption related to implied volatility by considering consistency with external market data.

/s/ PricewaterhouseCoopers LLP

Irvine, California

March 16, 2021, except for the effects of the revision discussed in Note 1 to the consolidated financial statements and Note 1 to the financial statement schedule, the disclosures related to warrant liabilities as discussed in Note 1 to the consolidated financial statements, and the critical audit matter related to the accounting for and valuation of private placement warrants, as to which the date is May 17, 2021

We have served as the Company’s auditor since 2003.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except per share data)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$204,301	$184,224
Restricted cash	15,665	14,801
Accounts receivable, net of allowance for expected credit losses of $16,377 and $15,107, respectively	574,142	684,046
Prepaid expenses and other current assets	105,643	69,420

Total current assets	899,751	952,491
Property and equipment, net	80,016	114,690
Goodwill	2,163,339	2,116,696
Other intangible assets, net	2,452,796	2,600,596
Investments in unconsolidated affiliates	115,624	111,663
Other assets	65,966	116,547

Total assets	$5,777,492	$6,012,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$63,745	$27,655
Accounts payable	195,452	179,415
Accrued compensation and benefits	142,136	136,645
Other accrued expenses	121,758	128,835
Deferred revenues	51,898	45,581

Total current liabilities	574,989	518,131
Long-term debt, net of current portion	2,029,328	3,172,087
Deferred income tax liabilities, net	491,242	506,362
Warrant liability	21,234	—
Other long-term liabilities	141,910	146,297

Total liabilities	3,258,703	4,342,877

Commitments and contingencies (Note 17)

Equity attributable to stockholders of Advantage Solutions Inc.
Preferred stock, no par value, 10,000,000 shares authorized; none issued and outstanding as of December 31, 2020 and 2019, respectively	—	—
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 318,425,182 and 203,750,000 shares issued; 313,425,182 shares and 203,750,000 shares outstanding as of December 31, 2020 and December 31, 2019, respectively	32	20
Additional paid in capital	3,348,546	2,337,471
Accumulated deficit	(921,101)	(745,295)
Loans to Karman Topco L.P.	(6,316)	(6,244)
Accumulated other comprehensive income (loss)	674	(8,153)

Total equity attributable to stockholders of Advantage Solutions Inc.	2,421,835	1,577,799
Nonredeemable noncontrolling interest	96,954	92,007

Total stockholders’ equity	2,518,789	1,669,806

Total liabilities and stockholders’ equity	$5,777,492	$6,012,683

See Notes to the Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years Ended December 31,
(in thousands, except share and per share data)	2020	2019	2018

Revenues	$3,155,671	$3,785,063	$3,707,628
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,551,485	3,163,443	3,108,651
Selling, general, and administrative expenses	306,282	175,373	152,493
Impairment of goodwill and indefinite-lived assets	—	—	1,232,000
(Recovery from) loss on Take 5	(7,700)	—	79,165
Depreciation and amortization	238,598	232,573	225,233

Total expenses	3,088,665	3,571,389	4,797,542

Operating income (loss)	67,006	213,674	(1,089,914)
Other expenses:
Change in fair value of warrant liability	13,363	—	—
Interest expense, net	234,044	232,077	229,643

Total other expenses	247,407	232,077	229,643

Loss before income taxes	(180,401)	(18,403)	(1,319,557)
(Benefit from) provision for income taxes	(5,331)	1,353	(168,334)

Net loss	(175,070)	(19,756)	(1,151,223)
Less: net income attributable to noncontrolling interest	736	1,416	6,109

Net loss attributable to stockholders of Advantage Solutions Inc.	(175,806)	(21,172)	(1,157,332)
Other comprehensive income (loss), net tax:
Foreign currency translation adjustments	8,827	5,497	(8,961)

Total comprehensive loss attributable to stockholders of Advantage Solutions Inc.	$(166,979)	$(15,675)	$(1,166,293)

Net loss per common share:
Basic and diluted	$(0.79)	$(0.10)	$(5.68)

Weighted-average number of common shares:
Basic and diluted	223,227,833	203,750,000	203,750,000

See Notes to the Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated Other Comprehensive Income (Loss)	Advantage Solutions Inc. Stockholders’ Equity	Nonredeemable noncontrolling Interests	Total Stockholders’ Equity
			Additional Paid-in Capital	Retained Earnings (Deficit)	Loans to Topco
	Common Stock
	Shares	Amount
(in thousands, except share data)
Balance at January 1, 2018, as originally reported	125	$—	$2,345,360	$433,209	$(248)	$(4,689)	$2,773,632	$73,734	$2,847,366
Retroactive application of recapitalization	203,749,875	20	(20)	—	—	—	—	—	—

Balance at January 1, 2018, as adjusted	203,750,000	20	2,345,340	433,209	(248)	(4,689)	2,773,632	73,734	2,847,366
Comprehensive loss
Net (loss) income	—	—	—	(1,157,332)	—	—	(1,157,332)	6,109	(1,151,223)
Foreign currency translation adjustments	—	—	—	—	—	(8,961)	(8,961)	(3,384)	(12,345)

Total comprehensive (loss) income							(1,166,293)	2,725	(1,163,568)

Increase in noncontrolling interest	—	—	—	—	—	—	—	588	588
Redemption of noncontrolling interest	—	—	(1,196)	—	—	—	(1,196)	(197)	(1,393)
Loans to Karman Topco L.P.	—	—	—	—	(5,802)	—	(5,802)	—	(5,802)
Equity-based compensation	—	—	(7,877)	—	—	—	(7,877)	—	(7,877)

Balance at December 31, 2018	203,750,000	20	2,336,267	(724,123)	(6,050)	(13,650)	1,592,464	76,850	1,669,314

Comprehensive loss
Net (loss) income	—	—	—	(21,172)	—	—	(21,172)	1,416	(19,756)
Foreign currency translation adjustments	—	—	—	—	—	5,497	5,497	1,515	7,012

Total comprehensive (loss) income							(15,675)	2,931	(12,744)

Increase in noncontrolling interest	—	—	—	—	—	—	—	12,749	12,749
Redemption of noncontrolling interest	—	—	(109)	—	—	—	(109)	(523)	(632)
Loans to Karman Topco L.P.	—	—	—	—	(194)	—	(194)	—	(194)
Equity-based compensation	—	—	1,313	—	—	—	1,313	—	1,313

Balance at December 31, 2019	203,750,000	20	2,337,471	(745,295)	(6,244)	(8,153)	1,577,799	92,007	1,669,806

Comprehensive loss
Net (loss) income	—	—	—	(175,806)	—	—	(175,806)	736	(175,070)
Foreign currency translation adjustments	—	—	—	—	—	8,827	8,827	4,211	13,038

Total comprehensive (loss) income							(166,979)	4,947	(162,032)

Recapitalization transaction, net of fees and deferred taxes	109,675,182	11	921,302	—	—	—	921,302	—	921,302
Issuance of performance shares	5,000,000	1	(1)	—	—	—	—	—	—
Loans to Karman Topco L.P.	—	—	—	—	(72)	—	(72)	—	(72)
Equity-based compensation	—	—	89,774	—	—	—	89,774	—	89,774

Balance at December 31, 2020	318,425,182	$32	$3,348,546	$(921,101)	$(6,316)	$674	$2,421,835	$96,954	$2,518,789

See Notes to Consolidated Financial Statements

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(175,070)	$(19,756)	$(1,151,223)
Adjustments to reconcile net loss to net cash provided by operating activities
Noncash interest expense	15,550	18,980	19,120
Extinguishment costs related to repayment of First and Second Lien Credit Agreements	11,275	—	—
Impairment of goodwill and long-lived assets	—	—	1,232,000
Loss on Take 5	—	—	79,165
Depreciation and amortization	238,598	232,573	225,233
Changes in fair value of warrant liability	13,363	—	—
Fair value adjustments related to contingent consideration	16,091	6,064	(45,662)
Deferred income taxes	(14,357)	(68,063)	(213,615)
Equity-based compensation	89,774	1,313	(7,877)
Equity in earnings of unconsolidated affiliates	(5,138)	(4,850)	(4,784)
Distribution received from unconsolidated affiliates	968	707	2,058
Loss on disposal of property and equipment	21,091	—	—
Loss on divestiture	—	1,033	—
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	116,105	(33,290)	73,693
Prepaid expense and other assets	24,687	19,114	(2,101)
Accounts payable	10,880	21,635	(14,364)
Accrued compensation and benefits	4,514	19,417	(2,930)
Deferred revenues	4,535	2,207	12,688
Other accrued expenses and other liabilities	(27,136)	(45,741)	(75,053)

Net cash provided by operating activities	345,730	151,343	126,348

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired	(68,057)	(10,582)	(186,014)
Purchase of investment in unconsolidated affiliates	—	(1,881)	(269)
Purchase of property and equipment	(30,946)	(52,419)	(47,162)
Proceeds from divestiture	—	1,750	2,000
Return on investments from unconsolidated affiliates	—	1,324	—

Net cash used in investing activities	(99,003)	(61,808)	(231,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	213,927	20,070	30,000
Payments on lines of credit	(164,828)	(19,697)	(30,000)
Proceeds from accounts receivable securitization facility	120,000	—	—
Payment under accounts receivable securitization facility	(120,000)	—	—
Proceeds from issuance of long-term debt	—	—	350,368
Proceeds from government loans for COVID-19 relief	4,822	—	—
Proceeds from new borrowings under the New Senior Secured Credit Facilities	2,100,000	—	—
Principal payments on long-term debt	(3,229,848)	(25,810)	(27,070)
Proceeds from recapitalization, net of fees	925,216	—	—
Settlement of Daymon credit agreement	—	—	(205,128)
Contingent consideration payments	(18,314)	(21,172)	(26,811)
Financing fees paid	(58,391)	—	(17,071)
Holdback payments	(2,736)	(1,224)	(845)
Contribution from noncontrolling interest	—	10,257	—
Redemption of noncontrolling interest	—	(632)	(3,303)

Net cash (used in) provided by financing activities	(230,152)	(38,208)	70,140

Net effect of foreign currency fluctuations on cash	4,366	3,179	(9,146)
Net change in cash, cash equivalents and restricted cash	20,941	54,506	(44,103)

Cash, cash equivalents and restricted cash, beginning of period	199,025	144,519	188,622

Cash, cash equivalents and restricted cash, end of period	$219,966	$199,025	$144,519

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest	$151,030	$210,209	$228,230
Cash payments for income taxes	$18,263	$59,465	$70,248
Non-cash proceeds from divestitures	$—	$—	$6,750
Purchase of property and equipment recorded in accounts payable and accrued expenses	$508	$250	$2,690
Deferred taxes related to transaction costs in connection with recapitalization	$3,968	$—	$—
Fair value of liability for private placement warrants acquired at Closing	$7,871	$—	$—
Note payable related to settlement of contingent consideration	$4,048	$—	$—

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

On September 7, 2020, ASI Intermediate entered into an agreement and plan of merger (as amended, modified, supplemented or waived, the “Merger Agreement”), with Conyers Park II Acquisition Corp., a Delaware corporation, now known as Advantage Solutions Inc. (“Conyers Park”), CP II Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Conyers Park (“Merger Sub”), and Topco. Conyers Park neither engaged in any operations nor generated any revenue. Based on Conyers Park’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

On October 28, 2020 (the “Closing Date”), Conyers Park consummated the merger pursuant to the Merger Agreement, by and among Merger Sub, ASI Intermediate (“Legacy Advantage”), and Topco. Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Advantage with Legacy Advantage being the surviving company in the merger as a wholly owned subsidiary of Conyers Park (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). On the Closing Date, and in connection with the closing of the Transactions (the “Closing”), Conyers Park changed its name to Advantage Solutions Inc. (the “Company” or “Advantage”) and ASI Intermediate changed its name to ASI Intermediate, Corp.

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

Further, as part of the Closing, Conyers Park’s public shareholders redeemed 32,114,818 shares of Class A common stock at a redemption price of $10.06 per share, resulting in a $323.1 million payment from Conyers Park’s trust account proceeds and 12,885,182 shares of Class A common stock of Conyers Park existing public stockholders remain outstanding. Additionally, 11,250,000 shares of Conyers Park Class B common stock, par value $0.0001 per share, held by CP Sponsor and its directors, automatically converted into shares of the Company’s Park Class A common stock. As of the Closing, the PIPE Investors, Conyers Park existing public stockholders, and CP Sponsor collectively held 109,675,182 shares of Class A common stock.

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

In connection with the Merger, ASI Intermediate received $93.9 million from Conyers Park’s trust account balance after the payments of $323.1 million redemptions by Conyers Park public stockholders and of $37.3 million transaction expenses incurred by Conyers Park, net of deferred taxes of $3.9 million. ASI Intermediate incurred direct and incremental costs of approximately $24.0 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. In addition, the Company incurred $39.8 million in transaction bonuses and $76.0 million in non-cash share-based compensation expense due to the accelerated vesting of Topco’s legacy share-based compensation plan. The transaction bonuses and share-based compensation are included in “Selling, general and administrative expenses” on our Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2020. As further described below (—“Revision of Prior Period Financial Statements”), the Company also classified the 7,333,333 private placement warrants originally issued by Conyers Park to Conyers Park II Sponsor LLC in a private placement in connection with its initial public offering and assumed by the Company as a warrant liability with an initial fair value of the private placement warrants of $7.9 million with a decrease to additional paid-in capital in connection with the consummation of the Transactions on the Closing Date.

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

Revision of Prior Period Financial Statements

Based on the review of our historical accounting pursuant to Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (Topic 815), the Company determined that its historical accounting for the private placement warrants that were previously issued by Conyers Park and recorded as equity in connection with the consummation of the Transactions on October 28, 2020 (the “Closing Date”) was incorrect and the private placement warrants should be classified as liabilities and marked to fair value through earnings each reporting period. We evaluated the impact of this error on the previously issued financial statements and concluded that the impact of this error was not material to the previously issued financial statements after considering both quantitative and qualitative factors; the Company has revised its consolidated annual financial statements as of and for the year ended December 31, 2020 to correct for this error. The Company recorded $7.9 million in warrant liability as a reduction to additional paid-in-capital on the Closing Date. Subsequent changes in fair value of the warrant liability were recorded as a change in fair value of warrant liability of $13.4 million for the year ended December 31, 2020 within the Consolidated Statements of Operations and Comprehensive Loss. This revision did not have an impact on the Company’s revenues, cash position, operating expenses or total operating, investing or financing cash flows as previously presented.

The following presents a reconciliation of the Consolidated Balance Sheet, Consolidated Statement of Operations and Comprehensive Loss and Consolidated Statement of Cash Flows from the previous amounts reported to the revised amounts as of December 31, 2020 and for the year ended December 31, 2020. The Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2020 has been revised for the revision impact to net loss. See the Consolidated Statement of Operations and Comprehensive Loss reconciliation tables below for additional information on the revision and impact to net loss.

Consolidated Balance Sheet

(in thousands)	December 31, 2020	Adjustments			December 31, 2020
	(As Previously Reported)				(As Revised)
Warrant liability	$—	$21,234	(a	)	$21,234
Total liabilities	$3,237,469	$21,234			$3,258,703
Additional paid in capital	$3,356,417	$(7,871)	(a	)	$3,348,546
Accumulated deficit	$(907,738)	$(13,363)	(a	)	$(921,101)
Total equity attributable to stockholders of Advantage Solutions Inc.	$2,443,069	$(21,234)			$2,421,835
Total stockholders’ equity	$2,540,023	$(21,234)			$2,518,789

Consolidated Statement of Operations

(in thousands, except per share data)	For the Year Ended December 31, 2020	Adjustments			For the Year Ended December 31, 2020
	(As Previously Reported)				(As Revised)
Change in fair value of warrant liability	$—	$13,363	(a	)	$13,363
Total other expenses	$234,044	$13,363			$247,407
Loss before income taxes	$(167,038)	$(13,363)			$(180,401)
Net loss	$(161,707)	$(13,363)			$(175,070)
Net loss attributable to stockholders of Advantage Solutions Inc.	$(162,443)	$(13,363)			$(175,806)
Total comprehensive loss attributable to stockholders of Advantage Solutions Inc.	$(153,616)	$(13,363)			$(166,979)
Net loss per common share:
Basic and diluted	$(0.73)	$(0.06)			$(0.79)

Consolidated Statement of Cash Flows

(in thousands)	For the Year Ended December 31, 2020	Adjustments			For the Year Ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES	(As Previously Reported)				(As Revised)
Net loss	$(161,707)	$(13,363)			$(175,070)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in fair value of warrant liability	—	13,363	(a	)	13,363

Net cash provided by operating activities	$345,730	—			$345,730

SUPPLEMENTAL CASH FLOW INFORMATION
Fair value of liability for private placement warrants acquired at Closing	$—	$7,871	(a	)	$7,871

Description of revision adjustment

(a)

The adjustments reflect the revision to record the initial warrant liability of the private placement warrants and to remeasure the warrant liability to the fair value as of December 31, 2020. The initial fair value of the private placement warrants of $7.9 million was recorded on the Closing date as a warrant liability with a decrease to additional paid-in capital. Subsequently, the warrant liability was adjusted to fair value of $21.2 million and the difference of $13.4 million was reflected in “Change in fair value of warrant liability” in the Consolidated Statements of Operations and Comprehensive Loss and Consolidated Statement of Cash Flows.

The applicable notes to the accompanying consolidated financial statements have also been revised to correct for the revision.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s Consolidated Statements of Cash Flows:

	December 31,
	2020	2019	2018
(in thousands)
Cash and cash equivalents	$204,301	$184,224	$141,590
Restricted cash	15,665	14,801	2,929

Total cash, cash equivalents and restricted cash	$219,966	$199,025	$144,519

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

During the year ended December 31, 2018, the Company concluded the carrying value of the indefinite- lived trade name in the sales reporting unit exceeded its estimated fair value. While there was no single determinative event or factor, the factors that led to the impairment were the same circumstances outlined in the goodwill impairment discussion above. As a result, the Company recognized a non-cash intangible asset impairment charge of $580.0 million during the year ended December 31, 2018, which was reflected in its Consolidated Statements of Operations and Comprehensive Loss. Based on the quantitative test performed for the indefinite-lived marketing trade name, the Company determined that the indefinite-lived trade name in the marketing reporting unit was not impaired for the year ended December 31, 2018.

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

The Company disaggregates revenues from contracts with clients by reportable segment. Revenues within each segment are further disaggregated between brand-centric services and retail-centric services. Brand-centric services are centered on providing solutions to support manufacturers’ sales and marketing strategies. Retail- centric services are centered on providing solutions to retailers. Disaggregated revenues were as follows:

	Year Ended December 31,
	2020	2019	2018
(in thousands)
Sales brand-centric services	$1,204,240	$1,209,480	$1,177,989
Sales retail-centric services	856,353	745,225	679,015

Total sales revenues	2,060,593	1,954,705	1,857,004
Marketing brand-centric services	429,200	474,928	424,373
Marketing retail-centric services	665,878	1,355,430	1,426,251

Total marketing revenues	1,095,078	1,830,358	1,850,624

Total revenues	$3,155,671	$3,785,063	$3,707,628

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

Income Taxes

The Company accounts for income taxes using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry- forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. The income tax provision (benefit) is computed on the pre-tax income (loss) of the entities located within each taxing jurisdiction based on current tax law. A valuation allowance for deferred tax assets is recorded to the extent that the ultimate realization of the deferred tax assets is not considered more likely than not. The Company believes its deferred tax assets are more likely than not to be realized based on historical and projected future results, or a valuation allowance is established.

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized in “Changes in fair value of warrant liability” in the Consolidated Statements of Operations and Comprehensive Loss. The fair value of the private placement warrants on the date of issuance and on each measurement date is estimated using a Black-Scholes option pricing model which includes inputs such as the Company’s stock price, exercise price per share, and the number of private placement warrants outstanding. Assumptions used in the model are subjective and require significant judgment, and include implied volatility and the risk-free interest rate.

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

The following is a reconciliation of basic and diluted net loss per common share:

	Year Ended December 31,
(in thousands, except share and earnings per share data)	2020	2019	2018
Basic and diluted:
Net loss attributable to stockholders	$(175,806)	$(21,172)	$(1,157,332)
Weighted average common shares outstanding	223,227,833	203,750,000	203,750,000

Basic and diluted loss per common share	$(0.79)	$(0.10)	$(5.68)

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

See Note 9 — Fair Value of Financial Instruments and Note 11 — Equity Based Compensation and Equity for additional information regarding the terms of public and private placement warrants.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

Supplemental Pro Forma Information

Supplemental information on a pro forma basis, presented as if the acquisitions executed during the period from January 1, 2018 to March 16, 2021 had been consummated as of the beginning of the comparative prior period, is as follows:

	Twelve Months Ended December 31,
	2020	2019	2018
(in thousands, except per share data)
Total revenues	$3,181,224	$3,869,643	$3,772,569
Net loss attributable to stockholders of Advantage Solutions Inc.	$(169,507)	$(12,696)	$(1,152,738)
Basic and diluted earnings per share	$(0.76)	$(0.06)	$(5.66)

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

3. Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2020 and 2019, are as follows:

	Sales	Marketing	Total
(in thousands)
Gross carrying amount as of December 31, 2019	$2,090,340	$678,356	$2,768,696
Accumulated impairment charge(1)	(652,000)	—	(652,000)

Balance at December 31, 2019	$1,438,340	$678,356	$2,116,696

Acquisitions	20,788	22,605	43,393
Foreign exchange translation effects	3,250	—	3,250

Balance at December 31, 2020	$1,462,378	$700,961	$2,163,339

	Sales	Marketing	Total
(in thousands)
Gross carrying amount as of December 31, 2018	$2,085,684	$672,683	$2,758,367
Accumulated impairment charge(1)	(652,000)	—	(652,000)

Balance at December 31, 2018	$1,433,684	$672,683	$2,106,367

Acquisitions	2,948	4,403	7,351
Foreign exchange translation effects	(418)	1,270	852
Foreign exchange translation effects	2,126	—	2,126

Balance at December 31, 2019	$1,438,340	$678,356	$2,116,696

(1)

During the fiscal year ended December 31, 2018, the Company recognized a non-cash goodwill impairment charge of $652.0 million related to the Company’s sales reporting unit as a result of the Company’s annual evaluation of goodwill impairment test.

The following tables set forth information for intangible assets:

		December 31, 2020
(in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,455,360	$977,140	$—	$1,478,220
Trade names	8 years	134,220	66,209	—	68,011
Developed technology	5 years	10,160	5,989	—	4,171
Covenant not to compete	5 years	6,100	3,706	—	2,394

Total finite-lived intangible assets		2,605,840	1,053,044	—	1,552,796

Indefinite-lived intangible assets:
Trade names		1,480,000	—	580,000	900,000

Total other intangible assets		$4,085,840	$1,053,044	$580,000	$2,452,796

		December 31, 2019
(in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,408,573	$798,153	$—	$1,610,420
Trade names	8 years	132,844	52,485	—	80,359
Developed technology	5 years	10,160	3,957	—	6,203
Covenant not to compete	5 years	6,100	2,486	—	3,614

Total finite-lived intangible assets		2,557,677	857,081	—	1,700,596

Indefinite-lived intangible assets:
Trade names		1,480,000	—	580,000	900,000

Total other intangible assets		$4,037,677	$857,081	$580,000	$2,600,596

As of December 31, 2020, estimated future amortization expenses of the Company’s existing intangible assets are as follows:

(in thousands)

2021	195,704
2022	193,094
2023	189,512
2024	188,549
2025	183,401
Thereafter	602,536

Total amortization expense	$1,552,796

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

6. Other Liabilities

Other accrued expenses consist of the following:

	December 31,
	2020	2019
(in thousands)
Interest rate cap and accrued interest payable	$25,266	$1,520
Operating lease liability	20,894	34,072
Rebates due to retailers	11,246	6,979
Contingent consideration	10,733	24,502
Client deposits	10,706	8,674
Client refunds related to the Take 5 Matter	9,417	14,946
Employee insurance reserves	8,759	9,418
Taxes	6,602	6,342
Holdbacks	5,764	2,630
Note payable related to contingent consideration	4,048	9,385
Restructuring charges	1,344	2,615
Other accrued expenses	6,979	7,752

Total other accrued expenses	$121,758	$128,835

Other long-term liabilities consist of the following:

	December 31,
	2020	2019
(in thousands)
Operating lease liability	$44,737	$84,902
Contingent consideration	35,168	23,147
Workers’ compensation and other insurance reserves	30,552	29,718
Deferred employer social security taxes	24,034	—
Interest rate cap	900	2,294
Holdbacks	504	926
Taxes	525	525
Other long-term liabilities	5,490	4,785

Total other long-term liabilities	$141,910	$146,297

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

The following table summarizes the changes in the carrying value of estimated contingent consideration liabilities:

	Year Ended December 31,
(in thousands)	2020	2019

Beginning of the period	$47,649	$85,977
Fair value of acquisitions	14,766	2,519
Payments	(21,875)	(37,100)
Note issuance for settlements	(4,048)	(9,385)
Changes in fair value	9,971	6,064
Foreign exchange translation effects	(562)	(426)

End of the period	$45,901	$47,649

7. Debt

	December 31, 2020	December 31, 2019
(in thousands)
New Term Loan Facility	$1,325,000	$—
Notes	775,000	—
First Lien Term Loan	—	2,467,529
Second Lien Term Loan	—	760,000
New Revolving Credit Facility	50,000	—
Notes payable and deferred obligations	3,618	2,053

	2,153,618	3,229,582
Less: current portion	63,745	27,655
Less: debt issuance costs	60,545	29,840

Long-term debt, net of current portion	$2,029,328	$3,172,087

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

The Company incurred $1.8 billion of Initial First Lien Term Loans and $760.0 million of Second LienTerm Loans in July 2014, and used the proceeds to finance the 2014 Topco Acquisition and to pay related fees and expenses. The Company incurred an aggregate of $60.0 million of additional first lien term loans under the Delayed Draw Commitments in September and November 2014, and used the proceeds to finance certain acquisitions and to pay related fees and expenses. The Company incurred $150.0 million of additional first lien term loans under the incremental facilities in April 2015 and used the proceeds to finance additional acquisitions, pay related fees and expenses, repay loans under the Revolving Credit Facility and for general corporate purposes. The Company also uses the Revolving Credit Facility to maintain various letters of credit. In May 2017, the Company incurred $225.0 million of additional First Lien Term Loans and extended the termination with respect to a $150.0 million portion of the Company’s Revolving Credit Facility (the “Series A Revolving Loan Facility”) from July 25, 2019 to April 23, 2021. The proceeds were used to finance additional acquisitions, to repay existing loans under the Revolving Credit Facility and for general corporate purposes. From time to time the Borrower has incurred and repaid loans under the Revolving Credit Facility, and those borrowings generally are used for working capital purposes and to fund acquisitions. The Borrower also uses the Revolving Credit Facility (including the Series A Revolving Loan Facility) to issue letters of credit on the Borrower and its subsidiaries’ behalf. In February 2018, the Borrower executed the Third Amendment to First Lien Credit Agreement, which amended the First Lien Credit Agreement to enable the Borrower to incur the Incremental First Lien Term Loans in an aggregate principal amount of $350.0 million. The Borrower used the proceeds of the Incremental Term Loans to pay for the refinancing of all existing indebtedness of Daymon, finance additional acquisitions, and for general corporate purposes.

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

The Borrower’s obligations under the New Term Loan Facility are guaranteed by Holdings and the Guarantors. The New Term Loan Facility is secured by a lien on substantially all of Holdings’, the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The New Term Loan Facility has a first- priority lien on the fixed asset collateral (equal in priority with the liens securing the Notes) and a second-priority lien on the current asset collateral (second in priority to the liens securing the New Revolving Credit Facility), in each case, subject to other permitted liens.

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

Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company’s right-of-use assets and lease liabilities for operating leases as of December 31, 2020 and 2019 were as follows:

(in thousands)	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease right-of-use assets	Other assets	$49,772	93,924
Liabilities
Current operating lease liabilities	Other accrued expenses	20,894	34,072
Noncurrent operating lease liabilities	Other long-term liabilities	44,737	84,902

Total leased liabilities		$65,631	118,974

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. In determining its incremental borrowing rate, the Company reviewed the terms of its leases, its credit facilities, and other factors.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Cash paid for operating lease liabilities	$42,670	32,229
Right-of-use assets obtained in exchange for new operating lease obligations	7,496	40,536
Weighted-average remaining lease term	4.7 years	4.4 years
Weighted-average discount rate	9.8%	10.0%

Maturities of lease liabilities as of December 31, 2020 were as follows:

(in thousands)
2021	$27,323
2022	17,691
2023	11,748
2024	8,962
2025	5,266
Thereafter	7,004

Total lease payments	$77,994
Less imputed interest	(12,363)

Present value of lease liabilities	$65,631

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

	December 31, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Cash and cash equivalents	$204,301	$204,301	$—	$—
Derivative financial instruments	1,824	—	1,824	—

Total assets measured at fair value	$206,125	$204,301	$1,824	$—

Liabilities measured at fair value
Derivative financial instruments	$1,882	$—	$1,882	$—
Warrant liability	21,234	—	—	21,234
Contingent consideration liabilities	45,901	—	—	45,901

Total liabilities measured at fair value	$69,017	$—	$1,882	$67,135

	December 31, 2019
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Cash and cash equivalents	$184,224	$184,224	$—	$—
Contingent consideration receivable	6,120	—	—	6,120

Total assets measured at fair value	$190,344	$184,224	$—	$6,120

Liabilities measured at fair value
Derivative financial instruments	$3,277	$—	$3,277	$—
Contingent consideration liabilities	47,649	—	—	47,649

Total liabilities measured at fair value	$50,926	$—	$3,277	$47,649

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

Warrant Liability

The estimated fair value of the liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The fair value of the warrants on the date of issuance and on each remeasurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following inputs and assumptions:

	Year Ended December 31, 2020	Date of Transaction October 28, 2020
Fair value warrants per share	$2.90	$1.07
Share price	$13.17	$8.86
Exercise price per share	$11.50	$11.50
Term (years)	4.8 years	5.0 years
Implied volatility	17.0%	23.4%
Risk-free interest rate	0.4%	0.3%
Dividend yield	0.0%	0.0%

As of December 31, 2020, 7,333,333 private placement warrants remained outstanding at a fair value of $21.2 million resulting in $13.4 million of expense related to the change in fair value of the warrant liability for the year ended December 31, 2020. The warrant liability is stated at fair value at each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

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

13. Related Party Transactions

Conyers Park and the Transactions

In May 2019, Conyers Park II Sponsor LLC, an affiliate of Centerview Capital Management, LLC, which was Conyer Park’s sponsor prior to the Merger (“CP Sponsor”) purchased 11,500,000 of Conyers Park’s Class B ordinary shares for an aggregate purchase price of $25,000 in cash, or approximately $0.002 per share. In June 2019, CP Sponsor transferred 25,000 shares to each of four individuals, including a current member of the board of directors of the Company. At the time of the Closing, the 11,250,000 shares of Conyers Park Class B common stock, par value $0.0001 per share, then held by CP Sponsor and its directors automatically converted into shares of our Class A common stock. CP Sponsor also purchased 7,333,333 private placement warrants for a purchase price of $1.50 per whole warrant, or $11,000,000 in the aggregate, in private placement transactions that occurred simultaneously with the closing of the Conyers Park’s initial public offering and related over-allotment option. As a result of the Closing, each private placement warrant entitles CP Sponsor to purchase one share of our Class A Common Stock at $11.50 per share.

Concurrent with the execution of the Merger Agreement, Conyers Park entered into the subscription agreements with certain investors (collectively, the “Subscription Agreements”), pursuant to which, among other things, Conyers Park agreed to issue and sell in a private placement shares of Conyers Park Class A common stock for a purchase price of $10.00 per share. Certain of the Advantage Sponsors or their affiliates agreed to purchase an aggregate of 34,410,000 shares of Conyers Park Class A common stock. Conyers Park also entered into a stockholders agreement (the “Stockholders Agreement”) with CP Sponsor, Topco, and certain of the Advantage Sponsors and their affiliates (collectively, the “Stockholder Parties”). The Stockholders Agreement provides, among other things, that the Stockholder Parties agree to cast their votes such that the Company’s board of directors is constituted as set forth in the Stockholders Agreement and the Merger Agreement and will have certain rights to designate directors to the Company’s board of directors, in each case, on the terms and subject to the conditions therein. Additionally, Conyers Park entered into a Registration Rights Agreement with CP Sponsor, Topco, the Advantage Sponsors and their affiliates and the other parties thereto, pursuant to which the Company have agreed to register for resale certain shares of Class A common stock and other equity securities that are held by the parties thereto from time to time.

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

Beginning October 28, 2020, three members of the board of directors of Topco served as the members of the board of directors of another client of the Company. During the year ended December 31, 2020, the Company recognized revenues of $0.2 million from this client. Accounts receivable from this client was less than $0.1 million as of December 31, 2020.

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

The following table summarizes the Company’s restructuring activity:

	Severance	Facilities and Other Costs	Total Restructuring Charges
(In thousands)
Balance at December 31, 2017	$13,257	$—	$13,257
Charges	7,901	4,564	12,465
Payments/utilization	(16,841)	(1,862)	(18,703)
Foreign exchange translation effects	(867)	(48)	(915)

Balance at December 31, 2018	3,450	2,654	6,104

Charges	2,271	3,114	5,385
Payments/utilization	(4,398)	(4,476)	(8,874)

Balance at December 31, 2019	$1,323	$1,292	$2,615

Charges	4,601	755	5,356
Payments/utilization	(5,380)	(1,292)	(6,672)

Balance at December 31, 2020	$544	$755	$1,299

The following table summarizes the Company’s restructuring charges by segment:

	Year Ended December 31,
(In thousands)	2020	2019	2018
Sales	$2,451	$2,928	$6,663
Marketing	2,905	2,457	5,802

Total restructuring charges	$5,356	$5,385	$12,465

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

A reconciliation of the provision for taxes based on the federal statutory income tax rate attributable to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory U.S. rate	21.0%	21.0%	21.0%
State tax, net of federal tax benefit	(2.4)%	(1.1)%	2.2%
Foreign tax, net of federal tax benefit	1.1%	(17.4)%	(0.4)%
Goodwill impairment	—	—	(10.4)%
Global Intangible Low Taxed Income	—	(8.3)%	(0.2)%
Transaction expenses	(0.1)%	(5.4)%	(0.1)%
Disallowed Executive Compensation	(3.2)%	—	—
Equity-based compensation	(10.4)%	(1.5)%	0.2%
Meals and entertainment	(0.7)%	(11.1)%	(0.2)%
Contingent consideration fair value adjustment	(1.3)%	7.1%	0.7%
Fair value of warrant liability	(1.6)%	—	—
Non-deductible expenses	(0.3)%	(4.6)%	—
Return to provision on permanent differences	0.1%	8.2%	0.1%
Work opportunity tax credit	0.4%	3.3%	—
Research and development credit	0.3%	4.0%	—
Other	0.1%	(1.6)%	(0.1)%

Effective tax rate	3.0%	(7.4)%	12.8%

The geographic components of (loss) income before income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
(in thousands)
U.S. sources	$(203,526)	$(32,893)	$(1,347,770)
Non-U.S. sources	23,125	14,490	28,213

Loss before income taxes	$(180,401)	$(18,403)	$(1,319,557)

Net deferred tax liabilities consist of the following:

	December 31,
(in thousands)	2020	2019
Deferred tax assets
Accrued liabilities	$77,599	$70,420
Social security tax deferral	12,656	—
Interest expense	20,851	49,586
Transaction expenses	8,643	5,325
Net operating losses	10,557	7,671
ROU liabilities	11,996	26,648
Debt Cost	6,422	973
Acquired intangibles, including goodwill	2,205	2,292
Insurance reserves	2,262	2,403
Other	4,755	6,158

Total deferred tax assets	157,946	171,476

Deferred tax liabilities
Acquired intangibles including goodwill	618,697	636,245
Restructuring expenses	4,977	6,857
Depreciation	2,464	1,617
ROU assets	7,890	20,294
Unrealized transactions	—	990
Other	6,266	6,038

Total deferred tax liabilities	640,294	672,041

Less: deferred income tax asset valuation allowances	(6,706)	(5,570)

Net deferred tax liabilities	$489,054	$506,135

	December 31,
(in thousands)	2020	2019
Reported as:
Noncurrent deferred tax asset	$2,188	$227
Noncurrent deferred tax liability	491,242	506,362

Net deferred tax liabilities	$489,054	$506,135

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

(in thousands)	Sales	Marketing	Total
Year Ended December 31, 2020
Revenues	$2,060,593	$1,095,078	$3,155,671
Depreciation and amortization	$171,569	$67,029	$238,598
Operating income	$63,305	$3,701	$67,006
Year Ended December 31, 2019
Revenues	$1,954,705	$1,830,358	$3,785,063
Depreciation and amortization	$161,563	$71,010	$232,573
Operating income	$127,961	$85,713	$213,674
Year Ended December 31, 2018
Revenues	$1,857,004	$1,850,624	$3,707,628
Depreciation and amortization	$157,098	$68,135	$225,233
Operating loss	$(1,072,702)	$(17,212)	$(1,089,914)

Revenues and long-lived assets by services provided in geographic region are as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenues
North America	$2,792,238	$3,324,019	$3,257,937
International	363,433	461,044	449,691

Total revenues	$3,155,671	$3,785,063	$3,707,628

	December 31,
(in thousands)	2020	2019
Long-Lived Assets
North America	$72,722	$107,940
International	7,294	6,750

Total long-lived assets	$80,016	$114,690

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

SCHEDULE I

ADVANTAGE SOLUTIONS INC.

CONDENSED PARENT ONLY FINANCIAL INFORMATION OF ADVANTAGE SOLUTIONS INC.

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2020	2019
ASSETS
Investment in subsidiaries	$2,443,069	$1,577,799

Total assets	$2,443,069	$1,577,799

LIABILITIES AND STOCKHOLDERS’ EQUITY
Warrant liability	21,234	—

Total liability	21,234	—
Equity attributable to stockholders of Advantage Solutions Inc.
Common stock $0.0001 par value, 3,290,000,000 shares authorized; 318,425,182 and 203,750,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	32	23
Additional paid-in capital	3,348,546	2,337,468
Accumulated deficit	(921,101)	(745,295)
Loans to Karman Topco L.P.	(6,316)	(6,244)
Accumulated other comprehensive loss	674	(8,153)

Total equity attributable to stockholders of Advantage Solutions Inc.	2,421,835	1,577,799
Equity attributable to noncontrolling interest	—	—

Total stockholders’ equity	2,421,835	1,577,799

Total liabilities and stockholders’ equity	2,443,069	1,577,799

See Notes to Condensed Financial Statements

SCHEDULE I

ADVANTAGE SOLUTIONS INC.

CONDENSED PARENT ONLY FINANCIAL INFORMATION OF ADVANTAGE SOLUTIONS INC.

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands)	2020	2019	2018
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Selling, general, and administrative expenses	—	—	—
Depreciation and amortization	—	—	—

Total expenses	—	—	—

Operating income	—	—	—
Other expenses:	—	—	—
Change in fair value of warrant liability	13,363	—	—
Interest expense, net	—	—	—

Total other expenses	13,363	—	—
Loss before income taxes and equity in net income of subsidiaries	(13,363)	—	—
Provision for income taxes	—	—	—

Net loss before equity in net income of subsidiaries	(13,363)	—	—
Equity in net loss of subsidiaries	(162,443)	(21,172)	(1,157,332)

Net loss attributable to subsidiaries	(175,806)	(21,172)	(1,157,332)
Other comprehensive income (loss), net tax Equity in comprehensive income (loss) of subsidiaries	8,827	5,497	(8,961)

Total comprehensive loss	$(166,979)	$(15,675)	$(1,166,293)

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

Revision of Prior Period Financial Statements

The Consolidated Financial Statements of the Parent as of and for the year ended December 31, 2020, have been revised. As of December 31, 2020, 7,333,333 private placement warrants remained outstanding at a fair value of $21.2 million. The initial fair value of the private placement warrants on the Closing date was $7.9 million with $13.4 million of changes in the estimated fair value recorded for the year ended December 31, 2020. Refer to Note 1 “Organization and Significant Accounting Policies,” of accompanying Consolidated Financial Statements for description of the revision.

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

Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company (the “Borrower”) has obligations under the New Term Loan Facility that are guaranteed by Karman Intermediate Corp. (“Holdings”) and all of the Borrower’s direct and indirect wholly owned material U.S. subsidiaries (subject to certain permitted exceptions) and Canadian subsidiaries (subject to certain permitted exceptions, including exceptions based on immateriality thresholders of aggregate assets and revenues of Canadian subsidiaries) (the “Guarantors”). The New Term Loan Facility is secured by a lien on substantially all of Holdings’, the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The New Term Loan Facility has a first- priority lien on the fixed asset collateral (equal in priority with the liens securing the Notes) and a second-priority lien on the current asset collateral (second in priority to the liens securing the New Revolving Credit Facility), in each case, subject to other permitted liens.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting (“ICFR”), or an attestation report of our independent registered public accounting firm, as allowed by the SEC for reverse acquisitions between an issuer and a private operating company when it is not possible to conduct an assessment of the private operating company’s ICFR in the period between the consummation date of the reverse acquisition and the date of management’s assessment of ICFR (pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations). As discussed elsewhere in this Annual Report on Form 10-K/A, we completed the Merger on October 28, 2020, pursuant to which we acquired ASI Intermediate. Prior to the Merger, we were a special purpose acquisition company formed for the purpose of effecting a merger. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as our operations prior to the Merger were insignificant compared to those of the consolidated entity post-Merger. The design of ICFR for the Company post-Merger has required and will continue to require significant time and resources from management and other personnel. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our ICFR as of December 31, 2020.

Material Weaknesses in Internal Control over Financial Reporting

On August 15, 2019, we concluded that our previously-issued audited consolidated financial statements and related notes as of and for the year ended December 31, 2018, should be restated to reflect the corrections of misstatements as a result of the Take 5 Matter. In connection with our investigation into the Take 5 Matter and the other error corrections, we identified material weaknesses in our internal control over financial reporting that continue to exist as of December 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we identified material weaknesses in the design and operating effectiveness of our risk assessment and information and communication processes which contributed to the following material weaknesses:

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

These material weaknesses resulted in restatement of our previously issued annual consolidated financial statements as of and for the year ended December 31, 2018 and interim consolidated financial information for the three months ended September 30, 2018, December 31, 2018, and March 31, 2019.

The Company re-evaluated its historical accounting for its warrants and concluded it must amend the accounting treatment of the private placement warrants (collectively, the “Warrants”) issued in connection with the initial public offering of Conyers Park II Acquisition Corp, (“Conyers Park”) and recorded to the Company’s consolidated financial statements as a result of the Company’s merger with Conyers Park (the “Merger”) and the reverse recapitalization that occurred on October 28, 2020. At that time, the Warrants were presented within equity and did not impact any reporting periods prior to the Merger. As such, we concluded that the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K originally filed on March 16, 2021 should be revised. In connection with our re-evaluation of this matter, we identified an additional material weakness in our internal control over financial reporting as of December 31, 2020, as we did not design and maintain effective controls related to the evaluation of settlement features used to determine the classification of certain warrant instruments.

Additionally, all of the material weaknesses described above could result in a misstatement of our annual or interim consolidated financial statements or disclosures that would result in a material misstatement to our annual or interim consolidated financial statements that would not be prevented or detected.

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

•

In addition, we are designing and implementing various controls, including additional policies, procedures and training, to enhance our disclosure committee process and communication of pertinent information to the appropriate parties in connection with the issuance or reissuance of our consolidated financial statements.

•

We plan to design and implement a control activity to evaluate the settlement features used to determine the classification of certain warrant instruments. Specifically, this will include the evaluation and research of the complex accounting standards that apply to these instruments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K/A. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described above.

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

Brian Stevens has served as Advantage’s Chief Financial Officer since June 2010 and as its Chief Operating Officer since October 2015. Mr. Stevens served on the boards of directors of both Advantage and Topco from July 2014 until the Closing. Mr. Stevens first joined the company in March 2008 as the Vice President of Finance. Previously, from March 2004 to March 2008, Mr. Stevens served as Vice President of Finance at Multi- Fineline Electronix, Inc., a technology company that underwent an initial public offering in 2004. From March 1999 to March 2004, Mr. Stevens worked at PricewaterhouseCoopers LLP, an accounting firm, in a variety of roles. Mr. Stevens has also served on the board of directors of Big Brothers Big Sisters of Orange County, a non-profit organization, since 2012. Mr. Stevens received his B.A. in Business Administration from California State University, Fullerton, is a Certified Public Accountant and received an M.B.A. with a concentration in Finance from the University of Southern California.

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

Anti-Hedging Policy

All of our officers, directors and employees and certain consultants specified by our management are prohibited from engaging in hedging transactions relating to our stock. Additionally, spouses, minor children and any other family member sharing the same household as the foregoing, as well as any other account, trust or entity over which the foregoing may make or influence investment decisions, whether or not the securities are held directly or indirectly, are similarly prohibited from engaging in such hedging transactions.

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

Long-Term Equity Incentive Compensation

Topco Equity Awards

Historically, our Named Executive Officers have been granted equity interests in Topco. These equity interests allowed our Named Executive Officers to share in the future appreciation of Topco’s equity value, subject to certain vesting conditions including continued employment and achievement of specified targets substantially similar to Adjusted EBITDA, as described above. These awards are also designed to foster a long- term commitment to us by our Named Executive Officers, balance to the short-term cash components of our compensation program, align a significant portion of our Named Executive Officers’ compensation to the interests of our principal equity holders, promote retention and reinforce our pay-for-performance philosophy.

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

Compensation-Related Risk

Historically, the Topco Compensation Committee has been responsible for oversight of our compensation- related risk profile. Since completion of the Transactions, the Company Compensation Committee has and will continue to monitor our compensation policies and practices as applied to our employees, including our Named Executive Officers, to ensure that these policies and practices do not encourage excessive and unnecessary risk- taking, and that the level of risk that they do encourage is not reasonably likely to have a material adverse effect on us. Given the nature of our business, and the material risks we face, we believe that our compensation plans, policies and programs are not reasonably likely to give rise to risk that would have a material adverse effect on our business.

Compensation Committee Report

The following Compensation Committee Report does not constitute soliciting material and shall not be deemed filed or incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent the Company specifically incorporates such information by reference.

The Compensation Committee of the Board of Directors of Advantage Solutions Inc. has reviewed and discussed with the Company’s management the Compensation Discussion and Analysis (“CD&A”) included in this Annual Report. Based on this review and these discussions, the Compensation Committee has recommended to the Advantage Solutions Inc. Board of Directors that the CD&A be included in this Annual Report on Form 10-K/A.

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

Director Compensation for 2020

The following table sets forth information concerning the compensation of the Company’s non-employee directors who received compensation for 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total
Ronald E. Blaylock	$17,391	$—	$—	$17,391
Beverly F. Chase	$20,435	$—	$—	$20,435
Virginie Costa	$20,870	$—	$—	$20,870
Elizabeth Muñoz-Guzman	$17,391	$—	$—	$17,391

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

	Beneficial ownership of Common Series A Units of Topco			Beneficial ownership of Common Series B Units of Topco			Beneficial ownership of Common Series C and C- 2 Units of Topco			Beneficial ownership of Common Series D Units of Topco
Name and Principal Position	Number		Percent of Common Series A Units of Topco	Number		Percent of Common Series B Units of Topco	Number		Percent of Common Series C and C-2 Units of Topco	Number		Percent of Common Series D Units of Topco
Named Executive Officers and Directors
Tanya Domier	—		$—	14,199.392	(3)	16.9%	22,990.500	(6)	11.3%	—		—
Brian Stevens	—		—	4,376.209	(4)	5.2%	11,150.000	(7)	5.5%	—		—
Jill Griffin	—		—	3,211.044	(5)	3.8%	9,068.750	(8)	4.4%	—		—
Cameron Breitner	—		—	—		—	—		—	—		—
Ryan Cotton	—		—	—		—	—		—	—		—
Tiffany Han	—		—	—		—	—		—	—		—
Timothy J. Flynn	792,500.000	(1)	39.5%	—		—	—		—	—		—
James M. Kilts	50,000.000	(2)	2.5%	—		—	—		—	30,000.000	(10)	100.0%
Brian K. Ratzan	—		—	—		—	—		—	—		—
Jonathan D. Sokoloff	792,500.000	(1)	39.5%	—		—	—		—	—		—
David J. West	—		—	—		—	—		—	—		—
All directors and executive officers as a group (15 total)	842,500.000	(1)(2)	42.0%	21,786.645		25.9%	43,209.250	(9)	21.1%	30,000.000		100.0%

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

(9)

Includes 33,209.250 Common Series C Units that have been granted to all directors and executive officers as a group and we expect to vest within 60 days of December 31, 2020 and 10,000.000 Common Series C-2 Units that have been granted to all directors and executive officers as a group, and excludes 15,069.750 Common Series C Units that have been granted to all directors and executive officers as a group but we expect to remain subject to certain vesting requirements as described in “Management’s Discussion, and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates— Equity-Based Compensation” and elsewhere in this Annual Report.

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

Conyers Park and the Transactions

In May 2019, CP Sponsor purchased 11,500,000 of Conyers Park’s then outstanding Class B ordinary shares for an aggregate purchase price of $25,000 in cash, or approximately $0.002 per share. In June 2019, our sponsor transferred 25,000 founder shares to certain individuals, including Mr. Blaylock, our director. In connection with the Closing, the 11,250,000 shares of Conyers Park Class B common stock, par value $0.0001 per share, held by the CP Sponsor and its directors automatically converted into shares of Conyers Park Class A common stock. CP Sponsor also purchased 7,333,333 private placement warrants for a purchase price of $1.50 per whole warrant, or $11,000,000 in the aggregate, in private placement transactions that occurred simultaneously with the closing of the initial public offering and related over-allotment option of Conyers Park. Each private placement warrant entitles the holder to purchase one share of our Class A Common Stock at $11.50 per share.

Concurrent with the execution of the Merger Agreement, Conyers Park entered into the Subscription Agreements with certain investors, pursuant to which, among other things, Conyers Park agreed to issue and sell in a private placement shares of Conyers Park Class A common stock for a purchase price of $10.00 per share. Certain of the Advantage Sponsors or their affiliates agreed to purchase an aggregate of 34,410,000 shares of Conyers Park Class A common stock. Conyers Park also entered into a Stockholders Agreement (the “Stockholders Agreement”) with CP Sponsor, Topco, and certain of the Advantage Sponsors and their affiliates (collectively, the “Stockholder Parties”). The Stockholders Agreement provides, among other things, that the Stockholder Parties agree to cast their votes such that the our board of directors is constituted as set forth in the Stockholders Agreement and the Merger Agreement and will have certain rights to designate directors to our board of directors, in each case, on the terms and subject to the conditions therein. Additionally, Conyers Park entered into a Registration Rights Agreement with CP Sponsor, Topco, the Advantage Sponsors and their affiliates and the other parties thereto, pursuant to which we have agreed to register for resale certain shares of our common stock and other equity securities that are held by the parties thereto from time to time.

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

(a)(3) Exhibits.

Exhibit No.			Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of September 7, 2020, by and among Conyers Park II Acquisition Corp., CP II Merger Sub, Inc., Advantage Solutions Inc., and Karman Topco L.P.	8-K	001-38990	2.1	September 8, 2020

3.1	Second Amended and Restated Certificate of Incorporation of Advantage Solutions Inc.	8-K	001-38990	3.1	November 3, 2020

3.2	Third Amended and Restated Bylaws of Advantage Solutions Inc.	8-K	001-38990	3.1	April 13, 2021

4.1	Specimen Common Stock Certificate	8-K	001-38990	4.1	November 3, 2020

4.2	Warrant Agreement, dated July 22, 2019, between Conyers Park II Acquisition Corp. and Continental Stock Transfer & Trust Company	8-K	001-38990	4.1	July 22, 2019

4.3	Specimen Warrant Certificate (included in Exhibit 4.2)	8-K	001-38990	4.1	July 22, 2019

4.4	Indenture, dated as of October 28, 2020, among Advantage Solutions FinCo LLC, Advantage Sales & Marketing Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent	8-K	001-38990	4.4	November 3, 2020

4.5	Form of 6.50% Senior Secured Notes due 2028 (included in Exhibit 4.4)	8-K	001-38990	4.4	November 3, 2020

Exhibit No.			Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.1	Sponsor Agreement, dated as of September 7, 2020, by and among Conyers Park II Sponsor LLC, the other holders of Acquiror Class B Common Stock set forth therein, Conyers Park II Acquisition Corp., and Advantage Solutions Inc.	8-K	001-38990	10.1	September 8, 2020

10.2	Amended and Restated Stockholders Agreement, dated as of October 27, 2020, by and among Conyers Park II Acquisition Corp., Karman Topco L.P., CVC ASM Holdco, L.P., the entities identified on the signature pages thereto under the heading “LGP Stockholders”, BC Eagle Holdings, L.P., and Conyers Park II Sponsor LLC	8-K	001-38990	10.2	November 3, 2020

10.3	Registration Rights Agreement, dated as of September 7, 2020 by and between Karman Topco L.P., Karman II Coinvest LP, Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC, LGP Associates VI-B LLC, CVC ASM Holdco, LP, JCP ASM Holdco, L.P., Karman Coinvest L.P., Centerview Capital, L.P., Centerview Employees, L.P., BC Eagle Holdings, L.P. and Yonghui Investment Limited, Conyers Park II Sponsor LLC and the other holders of Common Series B Units, Vested Common Series C Units and Vested Common Series C-2 Units of Holdings listed on the schedule thereto as Contributing Investors.	8-K	001-38990	10.3	November 3, 2020

10.4	Form of Investor Subscription Agreement	8-K	001-38990	10.4	September 8, 2020

10.5	Form of Sponsor Subscription Agreement	8-K	001-38990	10.5	September 8, 2020

10.6#	Advantage Solutions Inc. 2020 Incentive Plan	8-K	001-38990	10.6#	November 3, 2020

10.6(a)#	Form of Stock Option Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan	10-K	001-38990	10.6(a)#	March 16, 2021

Exhibit No.			Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.6(b)#	Form of Restricted Stock Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan	10-K	001-38990	10.6(b)#	March 16, 2021

10.6(c)#	Form of Performance Restricted Stock Unit Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Award Plan	10-K	001-38990	10.6(c)#	March 16, 2021

10.6(d)#	Advantage Solutions Inc. Non-Employee Director Compensation Policy	8-K	001-38990	99.3	January 6, 2021

10.6(e)#	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Advantage Solutions Inc. 2020 Incentive Award Plan	8-K	001-38990	99.4	January 6, 2021

10.7#	Advantage Solutions Inc. 2020 Employee Stock Purchase Plan	8-K	001-38990	10.7#	November 3, 2020

10.8#	Amended and Restated Employment Agreement, dated December 17, 2010, by and between Tanya Domier and Advantage Sales & Marketing LLC	8-K	001-38990	10.8#	November 3, 2020

10.8(a)#	Amendment No. 1 to Amended and Restated Employment Agreement, dated October 1, 2013, by and between Tanya Domier and Advantage Sales & Marketing LLC	8-K	001-38990	10.8(a)#	November 3, 2020

10.8(b)#	Amendment No. 2 to Amended and Restated Employment Agreement, dated October 1, 2014, by and between Tanya Domier and Advantage Sales & Marketing LLC	8-K	001-38990	10.8(b)#	November 3, 2020

10.8(c)#	Amendment No. 3 to Amended and Restated Employment Agreement, dated June 11, 2020, by and between Tanya Domier and Advantage Sales & Marketing LLC	8-K	001-38990	10.8(c)#	November 3, 2020

10.9#	Second Amended and Restated Employment Agreement, dated September 3, 2019, by and between Brian Stevens and Advantage Sales & Marketing LLC	8-K	001-38990	10.9#	November 3, 2020

10.10#	Amended and Restated Employment Agreement, dated September 3, 2019, by and between Jill Griffin and Advantage Sales & Marketing LLC	8-K	001-38990	10.10#	November 3, 2020

Exhibit No.			Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

10.11#	Form of Indemnification Agreement	8-K	001-38990	10.11#	November 3, 2020

10.12#	Form of Letter Agreement Regarding Management Incentive Plan Payments Acceleration.	8-K	001-38990	10.12#	November 3, 2020

10.13#	Letter Agreement, dated November 1, 2020, by and between Tanya Domier and ASI Intermediate Corp.	8-K	001-38990	10.13#	November 3, 2020

10.14	Eighth Amended and Restated Agreement of Limited Partnership for Karman Topco L.P., dated as of September 7, 2020	8-K	001-38990	10.14	November 3, 2020

10.15	ABL Revolving Credit Agreement, dated October 28, 2020, by and among Advantage Sales & Marketing Inc., as Borrower, Karman Intermediate Corp., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lender parties thereto.	8-K	001-38990	10.15	November 3, 2020

10.16	First Lien Credit Agreement, dated October 28, 2020, by and among Advantage Sales & Marketing Inc., as Borrower, Karman Intermediate Corp., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lender parties thereto.	8-K	001-38990	10.16	November 3, 2020

14.1	Code of Ethics	8-K	001-38990	14.1	March 16, 2021

21.1	List of Subsidiaries	10-K	001-38990	21.1	March 16, 2021

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.			Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Annual Report on Form 10-K/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K/A, irrespective of any general incorporation language contained in such filing.

#	Indicates management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.

None.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE SOLUTIONS INC.

By:	/s/ Tanya Domier
Tanya Domier
Chief Executive Officer and Director
Date:	May 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tanya Domier Tanya Domier	Chief Executive Officer (Principal Executive Officer) and Director	May 17, 2021

/s/ Brian Stevens Brian Stevens	Chief Financial Officer (Principal Financial Officer) and Chief Operating Officer	May 17, 2021

/s/ Dean Kaye Dean Kaye	Chief Financial Officer – North America (Principal Accounting Officer)	May 17, 2021

/s/ Ronald E. Blaylock	Director	May 17, 2021
Ronald E. Blaylock

/s/ Cameron Breitner	Director	May 17, 2021
Cameron Breitner

/s/ Beverly F. Chase	Director	May 17, 2021
Beverly F. Chase

/s/ Virginie Costa	Director	May 17, 2021
Virginie Costa

/s/ Ryan Cotton	Director	May 17, 2021
Ryan Cotton

/s/ Timothy J. Flynn	Director	May 17, 2021
Timothy J. Flynn

/s/ Tiffany Han	Director	May 17, 2021
Tiffany Han

/s/ James M. Kilts	Chairman of the Board and Director	May 17, 2021
James M. Kilts

SIGNATURE	TITLE	DATE

/s/ Elizabeth Muñoz-Guzman	Director	May 17, 2021
Elizabeth Muñoz-Guzman

/s/ Brian K. Ratzan	Director	May 17, 2021
Brian K. Ratzan

/s/ Jonathan D. Sokoloff	Director	May 17, 2021
Jonathan D. Sokoloff

/s/ David J. West	Director	May 17, 2021
David J. West