Form 10-Q
period 2021-03-31
Advantage Solutions Inc.
filed 2021-05-17
CIK 1776661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
(949) 797-2900
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock , $0.0001 par value per share	ADV	Nasdaq Global Select Market
Warrants exercisable for one share of Class A common stock at an exercise price of $11.50 per share	ADVWW	Nasdaq Global Select Market

Indicate

by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes
  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in
Rule 12b-2
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
of the Exchange Act).    Yes  ☐    No  ☒
As of May 14, 2021, the registrant had

318,449,966
shares of Class A common st
ock

outstanding.

Advantage Solutions Inc.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANTAGE SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except per share data)	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$156,351	$204,301
Restricted cash	17,473	15,665
Accounts receivable, net of allowance for expected credit losses of $16,533 and $16,377, respectively	576,282	574,142
Prepaid expenses and other current assets	137,085	105,643

Total current assets	887,191	899,751
Property and equipment, net	73,876	80,016
Goodwill	2,173,924	2,163,339
Other intangible assets, net	2,412,136	2,452,796
Investments in unconsolidated affiliates	116,176	115,624
Other assets	62,867	65,966

Total assets	$5,726,170	$5,777,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,304	$63,745
Accounts payable	189,846	195,452
Accrued compensation and benefits	123,335	142,136
Other accrued expenses	141,467	121,758
Deferred revenue	54,187	51,898

Total current liabilities	522,139	574,989
Long-term debt, net of current portion	2,028,090	2,029,328
Deferred income tax liabilities, net	492,185	491,242
Warrant liability	26,761	21,234
Other long-term liabilities	134,178	141,910

Total liabilities	3,203,353	3,258,703

Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	1,873	—

Equity attributable to stockholders of Advantage Solutions Inc.
Preferred stock, no par value, 10,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 318,449,966 and 318,425,182 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	32	32
Additional paid in capital	3,354,383	3,348,546
Accumulated deficit	(921,217)	(921,101)
Loans to Topco	(6,322)	(6,316)
Accumulated other comprehensive (loss) income	(1,746)	674

Total equity attributable to stockholders of Advantage Solutions Inc.	2,425,130	2,421,835
Nonredeemable noncontrolling interest	95,814	96,954

Total stockholders’ equity	2,520,944	2,518,789

Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$5,726,170	$5,777,492

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2020
Revenues	$791,021	$879,396
Cost of revenues (exclusive of depreciation and amortization shown separately below)	653,339	746,693
Selling, general, and administrative expenses	40,481	41,056
Depreciation and amortization	59,613	60,209

Total expenses	753,433	847,958

Operating income	37,588	31,438
Other expenses:
Change in fair value of warrant liability	5,526	—
Interest expense, net	30,865	51,794

Total other expenses	36,391	51,794
Income (loss) before income taxes	1,197	(20,356)
Provision for income taxes	1,743	1,367

Net loss	(546)	(21,723)
Less: net loss attributable to noncontrolling interest	(430)	(15)

Net loss attributable to stockholders of Advantage Solutions Inc.	(116)	(21,708)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,420)	(8,160)

Total comprehensive loss attributable to stockholders of Advantage Solutions Inc.	$(2,536)	$(29,868)

Net loss per common share:
Basic and diluted	$(0.00)	$(0.11)

Weighted-average number of common shares:
Basic and diluted	317,601,345	203,750,000

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

						Accumulated	Advantage
			Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
	Common Stock		Paid-in	Accumulated	to	Comprehensive	Stockholders’	noncontrolling	Stockholders’
(in thousands, except share data)	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity

Balance at January 1, 2021	318,425,182	$32	$3,348,546	$(921,101)	$(6,316)	$674	$2,421,835	$96,954	$2,518,789
Comprehensive loss
Net loss	—	—	—	(116)	—	—	(116)	(430)	(546)
Foreign currency translation adjustments	—	—	—	—	—	(2,420)	(2,420)	(710)	(3,130)

Total comprehensive loss							(2,536)	(1,140)	(3,676)

Loans to Topco	—	—	—	—	(6)	—	(6)	—	(6)
Equity-based compensation of Topco	—	—	(4,049)	—	—	—	(4,049)	—	(4,049)
Vesting of stock based compensation awards	24,784	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	9,886	—	—	—	9,886	—	9,886

Balance at March 31, 2021	318,449,966	$32	$3,354,383	$(921,217)	$(6,322)	$(1,746)	$2,425,130	$95,814	$2,520,944

						Accumulated	Advantage
			Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
	Common Stock		Paid-in	Accumulated	to	Comprehensive	Stockholders’	noncontrolling	Stockholders’
(in thousands, except share data)	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity

Balance at January 1, 2020	203,750,000	$20	$2,337,471	$(745,295)	$(6,244)	$(8,153)	$1,577,799	$92,007	$1,669,806
Comprehensive loss
Net loss	—	—	—	(21,708)	—	—	(21,708)	(15)	(21,723)
Foreign currency translation adjustments	—	—	—	—	—	(8,160)	(8,160)	(4,289)	(12,449)

Total comprehensive loss							(29,868)	(4,304)	(34,172)

Balance at March 31, 2020	203,750,000	$20	$2,337,471	$(767,003)	$(6,244)	$(16,313)	$1,547,931	$87,703	$1,635,634

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(546)	$(21,723)
Adjustments to reconcile net loss to net cash provided by operating activities
Noncash interest (income) expense	(3,084)	4,121
Depreciation and amortization	59,613	60,209
Changes in fair value of warrant liability	5,526	—
Fair value adjustments related to contingent consideration	(584)	4,607
Deferred income taxes	1,793	22,987
Equity-based compensation of Topco	(4,048)	—
Stock-based compensation	9,886	—
Equity in earnings of unconsolidated affiliates	(1,513)	(1,112)
Distribution received from unconsolidated affiliates	150	221
Loss on disposal of property and equipment	1,566	—
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(781)	37,343
Prepaid expense and other assets	(25,917)	(23,401)
Accounts payable	(7,779)	(28,998)
Accrued compensation and benefits	(18,349)	(6,020)
Deferred revenues	2,538	7,062
Other accrued expenses and other liabilities	11,416	(4,331)

Net cash provided by operating activities	29,887	50,965

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired	(14,034)	(51,389)
Purchase of property and equipment	(5,247)	(8,453)

Net cash used in investing activities	(19,281)	(59,842)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	8,773	89,529
Payments on lines of credit	(59,604)	(9,703)
Principal payments on long-term debt	(3,510)	(6,524)
Contingent consideration payments	—	(2,150)
Holdback payments	(173)	—

Net cash (used in) provided by financing activities	(54,514)	71,152

Net effect of foreign currency fluctuations on cash	(2,234)	(6,883)
Net change in cash, cash equivalents and restricted cash	(46,142)	55,392

Cash, cash equivalents and restricted cash, beginning of period	219,966	199,025

Cash, cash equivalents and restricted cash, end of period	$173,824	$254,417

SUPPLEMENTAL CASH FLOW INFORMATION
Purchase of property and equipment recorded in accounts payable and accrued expenses	$869	$876
See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Significant Accounting Policies
Advantage Solutions Inc. ( “Advantage” or the “Company”) is a provider of outsourced solutions to consumer goods companies and retailers.
On September 7, 2020, ASI Intermediate Corp., then known as Advantage Solutions Inc. (“Legacy Advantage”), entered into an agreement and plan of merger (as amended, modified, supplemented or waived, the “Merger Agreement”), with Conyers Park II Acquisition Corp., a Delaware corporation (“Conyers Park”), now known as Advantage Solutions Inc., CP II Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Conyers Park (“Merger Sub”), and Karman Topco L.P., then the parent company of Legacy Advantage (“Topco”). Conyers Park neither engaged in any operations nor generated any revenue. Based on Conyers Park’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
On October 28, 2020 (the “Closing Date”), Conyers Park consummated the merger pursuant to the Merger Agreement, and Merger Sub was merged with and into Legacy Advantage with Legacy Advantage surviving the merger as a wholly owned subsidiary of Conyers Park (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). On the Closing Date, and in connection with the closing of the Transactions (the “Closing”), Conyers Park changed its name to Advantage Solutions Inc. and Legacy Advantage changed its name to ASI Intermediate Corp.
The Company’s Class A common stock is listed on the Nasdaq Global Select Market under the symbol “ADV” and warrants to purchase the Class A common stock at an exercise price of $
11.50
per share are listed on the Nasdaq Global Select
M
arket under the symbol “ADVWW”.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements do not include all of the information required by accounting principles generally accepted in the United States (“
U.S. GAAP
”). The Condensed Consolidated Balance Sheet at December 31, 2020 was derived from the audited Consolidated Balance Sheet at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair statement of the results as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 have been reflected in the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020 and the related footnotes thereto. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.
COVID-19
Pandemic
COVID-19
continues to spread throughout the United States and other countries across the world, and the duration and severity of the effects are currently unknown. The
COVID-19
pandemic has impacted the Company and could materially impact our financial results in the future. The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at March 31, 2021.
Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation, assessment of the annual effective tax rate and the allowance for expected credit losses and bad debt. Events and changes in circumstances, including those resulting from the impacts of
COVID-19,
will be reflected in management’s estimates for future periods.

Recent Accounting Standards
Recent Accounting Standards Adopted by the Company
In December 2019, the FASB issued
ASU No. 2019-12,
 Simplifying the Accounting for Income Taxes
 (“
ASU
 2019-12
”), which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740,
 Income Taxes
, and clarifies certain aspects of the current guidance to promote consistency among reporting entities.
ASU 2019-12 is
effective for fiscal years beginning after December 15, 2020. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company adopted ASU
2019-12
on January 1, 2021 and the adoption of this accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.
Accounting Standards Recently Issued but Not Yet Adopted by the Company
In March 2020, the FASB issued
ASU 2020-04,
 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
. This guidance provides optional expedients and exceptions for U.S. GAAP to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. The amendments in this update are effective for reporting periods that include or are subsequent to March 12, 2020. Once adopted, the amendments in this update must be applied prospectively for all eligible contract modifications for that topic. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.
In May 2021, the FAS issued ASU 2021-04,
Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)
. The guidance clarifies certain aspects of the current guidance to promote consistency among reporting of an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. The Company is evaluating the potential impact of this adoption on its consolidation financial statements.
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

	Three Months Ended March 31,
(in thousands)	2021	2020
Sales brand-centric services	$293,531	$317,598
Sales retail-centric services	240,793	190,200
Total sales revenues	534,324	507,798
Marketing brand-centric services	116,982	96,365
Marketing retail-centric services	139,715	275,233

Total marketing revenues	256,697	371,598

Total revenues	$791,021	$879,396

Substantially all of the Company’s contracts with its clients either have a contract term that is less than one year with options for renewal and/or can be cancelled by either party upon 30 to 120 days’ notice. The Company does not have significant consideration allocated to remaining performance obligations for contracts with a contract term that exceeds one year. When the Company satisfies its performance obligation and recognizes revenues, the Company has a present and unconditional right to payment and records the receivable from clients in Accounts receivable, net of allowance for expected credit losses in the Condensed Consolidated Balance Sheets.
For certain contracts with clients, the Company is entitled to additional fees upon meeting specific performance goals or thresholds, which are referred to as bonus revenues. Bonus revenues are variable consideration and are estimated using an expected value/most likely amount approach. Bonus revenues are recognized as revenues as the related services are performed for the client. The Company records an adjustment to revenues for differences between estimated revenues and the amounts ultimately invoiced to the client. Adjustments to revenues during the current period related to services transferred during prior periods were not material for the three months ended March 31, 2021 and 2020.
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
Contract liabilities represent deferred revenues which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation(s) and are included in Deferred revenues in the Condensed Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the three months ended March 31, 2021 that were included in Deferred revenues as of December 31, 2020 were $26.1 million. Revenues recognized during the three months ended March 31, 2020 that were included in Deferred revenues as of December 31, 2019 were $24.0 million.

3. Acquisitions
2021 Acquisitions
The Company acquired two businesses during the three months ended March 31, 2021, which were two sales agencies. The acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration for each acquired business was allocated to the acquired tangible and intangible assets and liabilities assumed based upon their respective fair values. Assets acquired and liabilities assumed in the business combination were recorded on the Company’s financial statements as of the acquisition date based upon the estimated fair value at such date. The excess of the purchase consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the excess purchase price was based upon preliminary estimates and assumptions and is subject to revision when the Company receives final information. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months. The results of operations of each acquired business has been included in the Condensed Consolidated Statements of Comprehensive Loss since its respective date of acquisition.
The aggregate purchase price for the acquisitions referenced above was $18.2 million, which includes $14.0 million paid in cash, $2.7 million recorded as contingent consideration liabilities, and $1.4 million recorded as holdback amounts. Contingent consideration payments are determined based on future financial performance and payment obligations (as defined in the applicable purchase agreement) and recorded at fair value. The maximum potential payment outcome related to the acquisitions is $7.0 million. Holdback amounts are used to withhold a portion of the initial purchase price payment until certain post-closing conditions are satisfied and are typically settled within 18 months of the acquisition. The goodwill related to the acquisitions represented the value paid for the assembled workforce, geographic presence, and expertise. Of the resulting goodwill relating to these acquisitions, $4.5 million is deductible for tax purposes.
The preliminary fair values of the identifiable assets and liabilities of the acquisitions completed during the three months ended March 31, 2021, as of the applicable acquisition dates, are as follows:

(in thousands)
Consideration:
Cash	$14,034
Holdbacks	1,443
Fair value of contingent consideration	2,692

Total consideration	$18,169

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets
Accounts receivable	$2,998
Property and equipment	87
Identifiable intangible assets	9,103

Total assets	12,188

Liabilities
Total liabilities	3,678
Redeemable noncontrolling interest	1,804

Total identifiable net assets	6,706

Goodwill arising from acquisitions	$11,463

The identifiable intangible assets are being amortized on a straight-line basis over their estimated useful lives. The preliminary fair value and estimated useful lives of the intangible assets acquired are as follows:

(in thousands)	Amount	Weighted Average Useful Life
Client relationships	$8,102	8 years
Trade Names	1,001	5 years

Total identifiable intangible assets	$9,103

The operating results of the businesses acquired during the three months ended March 31, 2021 contributed total revenues of $4.7 million in the three months ended March 31, 2021. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of the operations upon acquisition.
During the three months ended March 31, 2021, the Company incurred $0.2 million in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Loss.
Supplemental Pro Forma Information
Supplemental information on a pro forma basis, presented as if the acquisitions executed during the period from January 1, 2021 to May 17, 2021 and for the year ended December 31, 2020, had been consummated as of the beginning of the comparative prior period, is as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Total revenues	$792,444	$881,119
Net income (loss) attributable to stockholders of Advantage Solutions Inc.	$(300)	$(21,804)
Basic and diluted net income (loss) per common share	$(0.00)	$(0.10)
The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, the pro forma impact of acquisition costs which consisted of legal, advisory and due diligence fees and expenses, and the pro forma tax effect of the pro forma adjustments for the three months ended March 31, 2021 and 2020. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.
4. Goodwill and Intangible Assets
Changes in goodwill for the three months ended March 31, 2021 are as follows:

(in thousands)	Sales	Marketing	Total
Gross carrying amount as of December 31, 2020	$2,114,378	$700,961	$2,815,339
Accumulated impairment charge (1)	(652,000)	—	(652,000)

Balance at December 31, 2020	$1,462,378	$700,961	$2,163,339

Acquisitions	11,463	—	11,463
Measurement period adjustments	167	(1,045)	(878)

Balance at March 31, 2021	1,474,008	699,916	2,173,924

(1)
During the fiscal year ended December 31, 2018, the Company recognized a non-cash
goodwill impairment cha
rge of $652.0

million related to the Company’s sales reporting unit as a result of the Company’s annual evaluation of goodwill impairment test.

The following tables set forth information for intangible assets:

		March 31, 2021
(in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges (1)	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,463,217	$1,022,275	$—	$1,440,942
Trade names	8 years	134,749	69,307	—	65,442
Developed technology	5 years	10,160	6,497	—	3,663
Covenant not to compete	5 years	6,100	4,011	—	2,089

Total finite-lived intangible assets		2,614,226	1,102,090	—	1,512,136

Indefinite-lived intangible assets:
Trade names		1,480,000	—	580,000	900,000

Total other intangible assets		$4,094,226	$1,102,090	$580,000	$2,412,136

(1)
During the fiscal year ended December 31, 2018, the Company recognized a non-cash
intangible asset impairment charge of $580.0

million, related to the Company’s sales trade name as a result of the Company’s annual impairment test for indefinite-lived intangible assets.

		December 31, 2020
(in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,455,360	$977,140	$—	$1,478,220
Trade names	8 years	134,220	66,209	—	68,011
Developed technology	5 years	10,160	5,989	—	4,171
Covenant not to compete	5 years	6,100	3,706	—	2,394

Total finite-lived intangible assets		2,605,840	1,053,044	—	1,552,796

Indefinite-lived intangible assets:
Trade names		1,480,000	—	580,000	900,000

Total other intangible assets		$4,085,840	$1,053,044	$580,000	$2,452,796

As of March 31, 2021, estimated future amortization expenses of the Company’s existing intangible assets are as follows:

(in thousands)
Remainder of 2021	147,319
2022	194,208
2023	190,663
2024	189,711
2025	184,576
Thereafter	605,659

Total amortization expense	$1,512,136

5. Debt

	March 31,	December 31,
(in thousands)	2021	2020
New Term Loan Facility	$1,321,688	$1,325,000
Notes	775,000	775,000
New Revolving Credit Facility	—	50,000
Notes payable and deferred obligations	2,973	3,618

	2,099,661	2,153,618
Less: current portion	13,304	63,745
Less: debt issuance costs	58,267	60,545

Long-term debt, net of current portion	$2,028,090	$2,029,328

As of March 31, 2021, the Company

had $1.3 billion of debt outstanding under the New Term Loan Facility and $775 million of debt outstanding under the Notes with maturity dates of
October 28, 2027 and November 15, 2028, respectively. The Company was in compliance with all of its affirmative and negative covenants under the New Term Loan Facility and Notes as of March 31, 2021. In addition, the Company was required to repay the principal under the New Term Loan Facility (as such term was defined in the New Term Loan Facility Agreement) in the greater amount of its excess cash flow, as defined in the New Term Loan Facility Agreement, or $13.3 million, per annum, in quarterly payments. The Company made the minimum quarterly principal payments of $3.3 million during the three months ended March 31, 2021 and no payments under the excess cash flow calculation were required. During the three months ended March 31, 2020, the Company made the minimum quarterly principal payments of $6.5 million pursuant to its then outstanding first lien term loans that existed prior to consummation of the Transactions.

Future minimum principal payments on long-term debt are as follows as of March 31, 2021:

(in thousands)
Remainder of 2021	$9,987
2022	13,294
2023	13,293
2024	13,274
2025	13,277
Thereafter	2,036,536

Total future minimum principal payments	$2,099,661

6. Fair Value of Financial Instruments
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

	March 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Cash and cash equivalents	$156,351	$156,351	$—	$—
Derivative financial instruments	7,281	—	7,281	—

Total assets measured at fair value	$163,632	$156,351	$7,281	$—

Liabilities measured at fair value
Derivative financial instruments	$1,515	$—	$1,515	$—
Warrant liability	26,761	—	—	26,761
Contingent consideration liabilities	46,841	—	—	46,841

Total liabilities measured at fair value	$75,117	$—	$1,515	$73,602

	December 31, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Cash and cash equivalents	$204,301	$204,301	$—	$—
Derivative financial instruments	1,824	—	1,824	—

Total assets measured at fair value	$206,125	$204,301	$1,824	$—

Liabilities measured at fair value
Derivative financial instruments	$1,882	$—	$1,882	$—
Warrant liability	21,234	—	—	21,234
Contingent consideration liabilities	45,901	—	—	45,901

Total liabilities measured at fair value	$69,017	$—	$1,882	$67,135

Interest Rate Cap Agreements
The Company had interest rate cap contracts with an aggregate notional value of principal of $2.2 billion as of
e
ach of
March 31, 2021 and December 31, 2020, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. As of March 31, 2021, the aggregate fair value of the Company’s outstanding interest rate caps represented an outstanding net asset of $7.3 million and an outstanding net liability of $1.5 million. As of December 31, 2020, the aggregate fair value of the Company’s outstanding interest rate caps represented an outstanding net asset of $1.8 million and an outstanding net liability of $1.9 million.
As of March 31, 2021, $7.3 million and $1.5 million of
fair value of

the Company’s outstanding interest rate caps were included in “Prepaid expenses and other current assets” and “Other accrued expenses” in the Consolidated Balance Sheets, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2020, $1.8 million, $1.0 million, and $0.9 million of fair value of

the Company’s outstanding interest rate caps were included in “Prepaid expenses and other current assets”, “Other accrued expenses”, and “Other long-term liabilities” in the Consolidated Balance Sheets, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Loss.

During the three months ended March 31, 2021 and 2020, the Company recorded a gain within interest expense, net in the amount of
 $5.4 million, and $0.1 million, respectively, related to changes in the fair value of its derivative instruments.
Forward Contracts
As of March 31, 2021, the Company had two open Euro forward contracts to hedge foreign currency exposure on a total of €1.2 million, with maturities in fiscal year 2021. As of December 31, 2020, the Company had no open Euro forward contracts.
During the three months ended March 31, 2021 and 2020, the Company recognized a gain less than $0.1 million and $0.1 million, respectively, related to changes in fair value of the forward contracts as a component of “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Loss.
Warrant Liability
The estimated fair value of the liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.
The fair value of the warrants on the date of issuance and on each remeasurement date of certain warrants issued by the Company in a private placement in connection with the Closing (the “private placement warrants”) and classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2021	December 31, 2020
Fair value warrants per share	$3.65	$2.90
Share Price	$11.81	$13.17
Exercise price per share	$11.50	$11.50
Term (years)	4.6 years	4.8 years
Implied volatility	34.0%	17.0%
Risk-free interest rate	0.9%	0.4%
Dividend yield	0.0%	0.0%

As of March 31, 2021,
7,333,333
private placement warrants remained outstanding at a fair value of $
26.7
 million resulting in a $
5.5
 million expense related to the change in fair value of warrant liability for the three months ended March 31, 2021. The warrant liability is stated at fair value at each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability
to be reclassified as an equity instrument.
Contingent Consideration Liabilities
Each reporting period, the Company measures the fair value of its contingent liabilities by evaluating the significant unobservable inputs and probability weightings using Monte Carlo simulations. Any resulting decreases or increases in the fair value result in a corresponding gain or loss reported in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Comprehensive Loss.

As of March 31, 2021, the maximum potential payment outcomes were $289.9 million. The following table summarizes the changes in the carrying value of estimated contingent consideration liabilities:

	March 31,
(in thousands)	2021	2020
Beginning of the period	$45,901	$47,649
Fair value of acquisitions	2,692	17,210
Payments	—	(2,375)
Measurement period adjustments	(1,181)	—
Changes in fair value	(584)	4,577
Foreign exchange translation effects	13	(775)

End of the period	$46,841	$66,286

Since the initial preliminary estimates reported in 2020, the Company has updated certain amounts reflected in the preliminary purchase price allocation, as summarized in the fair values of assets acquired and liabilities assumed as set forth above. Specifically, contingent consideration decreased $1.2 million due to fair value measurement period adjustments. Measurement period adjustments are recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed at the acquisition date.

Long-term Debt
The following table sets forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at March 31, 2021
New Term Loan Credit Facility	$1,321,688	$1,451,134
Notes	775,000	902,118
Notes payable and deferred obligations	2,973	2,973

Total long-term debt	$2,099,661	$2,356,225

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2020
New Term Loan Credit Facility	$1,325,000	$1,447,993
Notes	775,000	884,826
New Revolving Credit Facility	50,000	50,000
Notes payable and deferred obligations	3,618	3,618

Total long-term debt	$2,153,618	$2,386,437

7. Related Party Transactions
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
Overlapping Directors
Three members of the board of directors of Topco served as the members of the board of directors of a client of the Company. During the three months ended March 31, 2021, the Company recognized revenues of $1.0 million from this client. Accounts receivable from this client were less than $0.1 million as of March 31, 2021, and December 31, 2020, respectively.
From June 25, 2019 until October 28, 2020, a member of the board of directors of Topco served as a member of the board of directors of another client of the Company. During the three months ended March 31, 2020, the Company recognized revenues of $
4.8
 million from this client. Accounts receivable from this client were zero
as of March
31
,
2021
and December
31
,
2020
.

Until February 2, 2020, a member of the board of directors of Topco served as a member of the board of directors for a holding company of a client. During the three months ended March 31, 2020, the Company recognized revenues of $3.9 million, from this client. Accounts receivable from this client were zero as of March 31, 2021 and December 31, 2020.
Investment in Unconsolidated Affiliates
During the three months ended March 31, 2021 and 2020, the Company recognized revenues of $4.7 million and $4.8 millio
n,
respectively, from a parent company of an unconsolidated affiliate. Accounts receivable from this client we
re $2.5 million and $2.2 million as of March 31, 2021 and December 31, 2020, respectively.
8. Income Taxes
The Company’s effective tax rate was 145.6% and
(
6.7
)
%
during the three months ended March 31, 2021 and 2020, respectively. The effective tax rate is based upon the estimated income or loss before taxes for the year, by jurisdiction, and adjusted for estimated permanent tax adjustments. The fluctuation in the Company’s effective tax rate was primarily due to a difference in projected book income/loss used in the annual effective tax rate and unfavorable permanent book/tax differences related to officers’ compensation and fair value adjustments for warrant liabilities. Also, the company recorded a valuation allowance of $1.3 million as a discrete item to the quarter for its Mexico operations which resulted in a higher tax provision overall for the three months ended March 31, 2021. Without the $1.3 million valuation allowance, the Company’s effective tax rate would be 31.5% during the three months ended March 31, 2021.
9. Segments
The Company’s operations are organized into two reportable segments: sales and marketing. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker (
i.e
., the Company’s Chief Executive Officer) in deciding how to allocate resources and in assessing performance. Through the Company’s sales segment, the Company serves as a strategic intermediary between consumer goods manufacturers and retailer partners and performs critical merchandizing services on behalf of both consumer goods manufacturers and retail partners. Through the Company’s marketing segment, the Company develops and executes marketing programs for manufacturers and retailers. These reportable segments are organized by the types of services provided, similar economic characteristics, and how the Company manages its business. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein. The Company and its chief operating decision maker evaluate performance based on revenues and operating income.

(in thousands)	Sales	Marketing	Total
Three Months Ended March 31, 2021
Revenues	$534,324	$256,697	$791,021
Depreciation and amortization	$42,564	$17,049	$59,613
Operating income	$35,148	$2,440	$37,588
Three Months Ended March 31, 2020
Revenues	$507,798	$371,598	$879,396
Depreciation and amortization	$43,107	$17,102	$60,209
Operating income	$24,194	$7,244	$31,438

10. Commitments and Contingencies
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
Legal Matters Related to Take 5
On April 1, 2018, the Company acquired certain assets and assumed liabilities of Take 5 Media Group (“Take 5”). In June 2019, as a result of a review of internal allegations related to inconsistency of data provided by Take 5 to its clients, the Company commenced an investigation into Take 5’s operations. In July 2019, as a result of the Company’s investigation, the Company determined that revenue during the fiscal year ended December 31, 2018 attributable to the Take 5 business had been recognized for services that were not performed on behalf of clients of Take 5 and that inaccurate reports were made to Take 5 clients about those services (referred to as the “Take 5 Matter”). As a result of these findings, in July 2019, the Company terminated all operations of Take 5, including the use of its associated trade names and the offering of its services to its clients and offered refunds to Take 5 clients of collected revenues attributable to Take 5 since the Company’s acquisition of Take 5.

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
Surety Bonds
In the ordinary course of business, the Company is required to provide financial commitments in the form of surety bonds to third parties as a guarantee of its performance on and its compliance with certain obligations, including workers’ compensation insurance. If the Company were to fail to perform or comply with these obligations, any draws upon surety bonds issued on its behalf would then trigger the Company’s payment obligation to the surety bond issuer. The Company has outstanding surety bonds issued for its benefit of $7.5 million and $0.5 million as of March 31, 2021 and December 31, 2020, respectively.
11. Redeemable Noncontrolling Interest
The Company is party to a put and call option agreement with respect to the common securities that represent the remaining noncontrolling interest from a majority-owned subsidiary, which was established through a majority-owned international joint venture during the three months ended March 31, 2021. The put and call option agreement representing 20% of the total outstanding noncontrolling equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in 2026 and expiring in 2028. The redemption value of the put and call option agreement is based on a multiple of the majority-owned subsidiary earnings before interest, taxes, depreciation and amortization subject to certain adjustments.
The noncontrolling interest is subject to a put option that is outside of the Company’s control, and is presented as redeemable non-controlling
interest in the temporary equity section of the Condensed Consolidated Balance Sheets. The Company recorded its redeemable noncontrolling interest at fair value on the date of the related business combination transaction and recognizes changes in the redemption value at the end of each reporting period. The carrying value of the redeemable noncontrolling interest was $1.9 million as of March 31, 2021.

(in thousands)	2021
Beginning Balance	$—
Fair value at acquisition	1,804
Net income attributable to redeemable noncontrolling interests	38
Foreign currency translation adjustment	31

Ending Balance	$1,873

1
2
. Stock-based compensation
The Company has issued nonqualified stock options, restricted stock units, and performance share units under the Advantage Solutions Inc. 2020 Incentive Award Plan (the “Plan”). As of March 31, 2021, the number of nonqualified stock options outstanding was immaterial. Our restricted stock units and performance share units, as described below, are expensed and reported as non-vested
shares. We recognized share-based compensation expense of $8.7 million in the three months ended March 31, 2021.
Performance Stock Units
Performance restricted stock units (“PSUs”) are subject to the achievement of certain performance conditions based on the Company’s Adjusted EBITDA and revenues targets in the respective measurement period and the recipient’s continued service to the Company. The PSUs are scheduled to vest over

a
three-year
period from the date of grant and may vest from
0
% to
150
% of

the number of shares set forth in the table below.
During the three months ended March 31, 2021, the following activity involving PSUs occurred under the Plan:

	Number of PSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	—	$—
Granted	2,594,566	$13.21
Vested	24,784	$13.33
Forfeited	—	$—

Outstanding at March 31, 2021	2,569,782	$13.21

Restricted Stock Units
Restricted stock units (“RSUs”) are subject to the recipient’s continued service to the Company. The RSUs are generally scheduled to vest over three years
(though RSUs associated with 125,000 shares of Class A common stock are scheduled to vest over two years) and are subject to the provisions of the agreement under the Plan.

During the three months ended March 31, 2021, the following activity involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	—	$—
Granted	1,745,087	$13.19
Vested	—	$—
Forfeited	23,810	$13.33

Outstanding at March 31, 2021	1,721,277	$13.18

As of March 31, 2021, the total remaining unrecognized compensation cost related to non-vested
PSUs, and RSUs amounted to $29.1 million, $21.1 million, respectively, which will be amortized over the weighted-average remaining requisite service periods of 2.8 years, and 2.7 years, respectively.
Joint Venture – Preferred Dividends
The Company also has cumulative preferred dividends, undeclared and unpaid associated with its joint venture. These preferred shares do not represent a participating security, but preference dividends would be considered in determining income available to common stockholders. The amount of the preference dividends was immaterial to all periods presented.
1
3
. Earnings Per Share
The Company calculates earnings per share (“EPS”) using a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) attributable to stockholders’ of the Company by the weighted-average shares of common stock outstanding without the consideration for potential dilutive shares of common stock. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding share option awards, non-vested
share awards, common stock warrants, and Performance Shares (as defined below). Diluted earnings per share is computed by dividing the net income by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method and if-converted method,
as applicable. During periods of net loss, diluted loss per share is equal to basic loss per share because the antidilutive effect of potential common shares is disregarded. As a result of the Transactions, the Company has retrospectively adjusted the weighted-average number of common shares outstanding prior to October 28, 2020 by multiplying them by the exchange ratio used to determine the number of common shares into which they converted.
There were
no
adjustments required to be made to weighted-average common shares outstanding for purposes of computing basic and diluted earnings per share and there were no
securities outstanding in any period presented, which were excluded from the computation of earnings per share other than antidilutive stock options, restricted stock awards, restricted stock units, and PSUs. For the three
months ended March
31
,
2021
, there were
0.2
 million stock options, outstanding that were antidilutive, as determined under the treasury stock method, and excluded from the computation of diluted earnings. The numb
er of
RSUs and PSUs that were antidilutive, as determined under the treasury stock method, were
1.7
 million and
2.6
 million for the
three
months ended March
31
,
2021
, respectively.
During periods of net loss, diluted loss per share is equal to basic loss per share because the antidilutive effect of potential common shares is disregarded.

The following is a reconciliation of basic and diluted net loss per common share:

(in thousands, except share and earnings per share data)	March 31, 2021	March 31, 2020
Basic and diluted:
Net loss attributable to stockholders of Advantage Solutions Inc.	$(116)	$(21,708)
Weighted-average number of common shares	317,601,345	203,750,000

Basic and diluted net loss per common share	$(0.00)	$(0.11)

As part of the Transactions, 5,000,000 shares of
Class A common stock were issued to Topco at Closing (the “Performance
Shares
”), which were subject to vesting upon satisfaction of a market performance condition for any period of 20 trading days out of 30 consecutive trading days during the five-year period after the Closing. Topco was not able to vote or sell such shares until vesting. The Performance Shares vested on January 15, 2021, when the closing price for the Class A common stock exceeded
 $12.00 per share for 20 trading days out of 30 consecutive trading days and were
included in the March 31, 2021 earnings per share calculation.
The Company had 18,583,333 warrants, including 7,333,333 private placement warrants held by the CP Sponsor, to purchase Class A common stock at $11.50 per share at the Closing, and no such warrants were exercised during the three months ended March 31, 2021 and 2020, respectively.

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
Through our sales segment, which generated approximately 67.5% and 57.7% of our total revenues in the three months ended March 31, 2021 and 2020, respectively, we offer headquarter sales representation services to consumer goods manufacturers, for whom we prepare and present to retailers a business case to increase distribution of manufacturers’ products and optimize how they are displayed, priced and promoted. We also make in-store
merchandising visits for both manufacturer and retailer clients to ensure the products we represent are adequately stocked and properly displayed.
Through our marketing segment, which generated approximately 32.5% and 42.3% of our total revenues in the three months ended March 31, 2021 and 2020, respectively, we help brands and retailers reach consumers through two main categories within the marketing segment. The first and largest is our retail experiential business, also known as in-store sampling
or demonstrations, where we create manage highly customized large-scale sampling programs
(both in-store and
online) for leading retailers. The second business is our collection of specialized agency businesses, in which we provide private label services to retailers and develop granular marketing programs for brands and retailers through our shopper, consumer and digital marketing agencies.
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

These measures to prevent the
spread of COVID-19 have adversely
impacted certain areas of our business operations, including our in-store
sampling, foodservice and European businesses. Most notably, we temporarily suspended all in-store sampling in
all U.S. locations starting in March and April of 2020 as well as in certain international locations. More recently, we have started to re-open
in-store
sampling activities in certain retailers in certain geographies on a prudent, phased basis. While the restrictions relating to in-store
sampling services have materially and adversely affected our results of operations during the year ended December 31, 2020 and three months ended March 31, 2021, we have been successful in growing other adjacent services in our experiential marketing business such as online grocery pick-up
sampling and virtual product demonstrations, both of which have seen increased adoption and demand. Our foodservice business continues to be negatively impacted by lower away-from-home demand resulting from the impact of the COVID-19 pandemic
on various channels, including restaurants, education and travel and lodging. Our European business continues to be negatively impacted by activity restrictions implemented in the various European geographies in which we operate.
We have also experienced a positive impact in our headquarter sales and private label services where, due to the large increase in consumer purchases at retail to support incremental at-home consumption, our
operations have experienced a favorable increase in volume and demand.
Additionally, our e-commerce services have
benefited due to the increase in consumer purchasing with online retailers.
These differing impacts are reflected in our financial results for the three months ended March 31, 2021, which show that compared to the three months ended March 31, 2020:

•	our sales segment revenues, operating income, and Adjusted EBITDA increased 5.2%, 45.3%, and 7.0%, respectively, and;

•	our market segment revenues, operating income and Adjusted EBITDA decreased 30.9%, 66.3% and 1.6%, respectively.
We expect the ultimate significance of the impact of the pandemic on our financial condition, results of operations and cash flows will be dictated by the length of time that such circumstances continue, which will depend on the currently unknowable extent and duration of the
COVID-19
pandemic and the nature and effectiveness of governmental, commercial and personal actions taken in response. We expect the
COVID-19
pandemic will continue to impact our various businesses through at least the first half of 2021; however, we do believe the impact will decrease in the second half of 2021 as businesses and individuals choose to have more in-person
activities.
Summary
Our financial performance for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 includes:

•	revenues decreasing by $88.4 million, or 10.0%, to $791.0 million;

•	operating income increasing by $6.2 million, or 19.6%, to $37.6 million;

•	net loss decreasing by $21.2 million, or 97.5%, to $0.5 million;

•	Adjusted Net Income increasing by $19.4 million, or 72.3%, to $46.3 million; and

•	Adjusted EBITDA increasing by $5.1 million, or 4.8%, to $111.4 million.
We acquired two businesses during the three months ended March 31, 2021, which were two sales agencies. The aggregate purchase price for these two acquisitions was $18.1 million, of which $14.0 million was paid in cash, $2.7 million in contingent consideration and $1.4 million in holdbacks.

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

•
Acquisitions.
 We have grown and expect to continue to grow our business in part by acquiring quality businesses, both domestic and international. In December 2017, we completed the Daymon Acquisition, a leading provider of retailer-centric services, including private label development and management, merchandising and experiential marketing services. In addition to the Daymon Acquisition, we have completed 65 acquisitions from January 2014 to March 31, 2021, ranging in purchase prices from approximately $0.3 million to $98.5 million. Many of our acquisition agreements include contingent consideration arrangements, which are described below. We have completed acquisitions at what we believe are attractive purchase prices and have regularly structured our agreements to result in the generation of long-lived tax assets, which have in turn reduced our effective purchase prices when incorporating the value of those tax assets. We continue to look for strategic and tuck-in
acquisitions that can be completed at attractive purchase prices.

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

•
Foreign Exchange Fluctuations.
 Our financial results are affected by fluctuations in the exchange rate between the U.S. dollar and other currencies, primarily Canadian dollars, British pounds and euros, due to our operations in such foreign jurisdictions. See also “
—Quantitative and Qualitative Disclosure of Market Risk—Foreign Currency Risk.
”

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
In general, when we acquire a business, the acquisition includes a contingent consideration arrangement (
e.g
., an
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
In limited cases, when the acquisition of an acquired business does not include a contingent consideration arrangement, or we otherwise do not separately track the financial performance of the acquired business due to operational integration, we consider the revenues that the business generated in the 12 months prior to its acquisition to be our acquired revenues for the 12 months following its acquisition, and any differences in revenues actually generated during the 12 months after its acquisition to be organic. For example, if we completed an acquisition on July 1, 2020 for a business that did not include a contingent consideration arrangement, we would consider the amount of revenues from the acquired business from July 1, 2019 to June 30, 2020 to be acquired revenues during the period from July 1, 2020 to June 30, 2021, with any differences from that amount actually generated during the latter period to be organic revenues.
All revenues generated by our acquired businesses are considered to be organic revenues after the 12-month anniversary of
the date of acquisition.

When we divest a business, we consider the revenues that the divested business generated in the 12 months prior to its divestiture to be subtracted from acquired revenues for the 12 months following its divestiture. For example, if we completed a divestiture on July 1, 2020 for a business, we would consider the amount of revenues from the divested business from July 1, 2019 to June 30, 2020 to be subtracted from acquired revenues during the period from July 1, 2020 to June 30, 2021.
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
Other Expenses
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability represents a non-cash (income) expense resulting from a fair value adjustment to warrant liability with respect to the private placement warrants and based on the input assumptions used in the Black-Scholes option pricing model, including our stock price at the end of the reporting period, the implied volatility or other inputs to the model and the number of private placement warrants outstanding, which may vary from period to period. We believe these amounts are not correlated to future business operations.
Interest Expense
Interest expense relates primarily to borrowings under our first lien credit agreement and second lien credit agreement, which were paid off in connection with the Merger, and New Senior Secured Credit Facilities as described below. See “
 —Liquidity and Capital Resources.
”

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
Depreciation Expense
Depreciation expense relates to the property and equipment that we own, which represented less than 1% of our total assets at March 31, 2021.
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
Cash Flows
We have positive cash flow characteristics, as described below, due to the limited required capital investment in the fixed assets and working capital needs to operate our business in the normal course. See “
 —Liquidity and Capital Resources.
”
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
Adjusted Net Income
Adjusted Net Income is
a non-GAAP financial
measure. Adjusted Net Income means net loss before (i) impairment of goodwill and indefinite-lived assets, (ii) amortization of intangible assets, (iii) equity based compensation of Topco and Advantage Sponsors’ management fee, (iv) changes in fair value of warrant liability, (v) fair value adjustments of contingent consideration related to acquisitions, (vi) acquisition-related expenses, (vii) costs associated with COVID-19, net
of benefits received, (viii) EBITDA for economic interests in investments, (ix) restructuring expenses, (x) litigation expenses, (xi) (Recovery from) loss on Take 5, (xii) deferred financing fees, (xiii) costs associated with the Take 5 Matter, (xiv) other adjustments that management believes are helpful in evaluating our operating performance and (xv) related tax adjustments.
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

Adjusted EBITDA and Adjusted EBITDA by Segment
Adjusted EBITDA and Adjusted EBITDA by segment are
supplemental non-GAAP financial
measures of our operating performance. Adjusted EBITDA means net loss before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) equity based compensation of Topco and Advantage Sponsors’ management fee, (vii) changes in fair value of warrant liability, (viii) stock-based compensation expense, (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition-related expenses, (xi) costs associated with COVID-19, net
of benefits received, (xii) EBITDA for economic interests in investments, (xiii) restructuring expenses, (xiv) litigation expenses, (xv) (Recovery from) loss on Take 5, (xvi) costs associated with the Take 5 Matter and (xvii) other adjustments that management believes are helpful in evaluating our operating performance.
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
Results of Operations for the Three Months Ended March 31, 2021 and 2020
The following table sets forth items derived from the Company’s consolidated statements of operations for the three months ended March 31, 2021 and 2020 in dollars and as a percentage of total revenues.

	Three Months Ended March 31,
(amounts in thousands)	2021		2020
Revenues	$791,021	100.0%	$879,396	100.0%
Cost of revenues	653,339	82.6%	746,693	84.9%
Selling, general, and administrative expenses	40,481	5.1%	41,056	4.7%
Depreciation and amortization	59,613	7.5%	60,209	6.8%

Total expenses	753,433	95.2%	847,958	96.4%

Operating income	37,588	4.8%	31,438	3.6%
Other expenses:
Change in fair value of warrant liability	5,526	0.7%	—	0.0%
Interest expense, net	30,865	3.9%	51,794	5.9%

Total other expenses	36,391	4.6%	51,794	5.9%
Loss before income taxes	1,197	0.2%	(20,356)	(2.3)%
Provision for income taxes	1,743	0.2%	1,367	0.2%

Net loss	$(546)	(0.1)%	$(21,723)	(2.5)%

Other Financial Data
Adjusted Net Income (1)	$46,264	5.8%	$26,849	3.1%
Adjusted EBITDA (1)	$111,428	14.1%	$106,351	12.1%

(1)
Adjusted Net Income and Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA and reconciliations of net loss to Adjusted Net Income and Adjusted EBITDA, see “
—Non-GAAP
Financial Measures
.”

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenues

	Three Months Ended March 31,		Change
(amounts in thousands)	2021	2020	$	%
Sales	$534,324	$507,798	$26,526	5.2%
Marketing	256,697	371,598	(114,901)	(30.9)%

Total revenues	$791,021	$879,396	$(88,375)	(10.0)%

Total revenues decreased by $88.4 million, or 10.0%, during the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.
The sales segment revenues increased $26.5 million, of which $2.4 million were revenues from acquired businesses during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Excluding revenues from acquired businesses, the sales segment experienced an increase of $24.1 million in organic revenues primarily due to growth in our headquarter sales and retail services where we benefitted from several new clients and an increase in eat-at-home
consumption due to the
COVID-19
pandemic, as well as expansion in our
e-commerce
services. These increases were partially offset by weakness in both our foodservice and our European businesses due to the temporary closures affecting those industries and locations and other adverse impacts of the
COVID-19
pandemic has had on these services.
The marketing segment revenues declined $114.9 million, of which $3.9 million were revenues from acquired businesses during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. Excluding revenues from acquired businesses, the segment experienced a decline of $118.8 million in organic revenues. The decrease in revenues were primarily due to temporary suspensions or reductions of certain in-store
sampling services as a result of the
COVID-19
pandemic partially offset by continued growth in our digital marketing services.
Cost of Revenues
Cost of revenues as a percentage of revenues for the three months ended March 31, 2021 was 82.6%, as compared to 84.9 % for the three months ended March 31, 2020. The decrease as a percentage of revenues was largely attributable to the change in the revenue mix of our services as a result of the COVID-19 pandemic
including the temporary suspension or reduction
of certain in-store sampling services
and reduced travel-related expenses.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenues for three months ended March 31, 2021 was 5.1%, as compared to 4.7% for the three months ended March 31, 2020. The increase as a percentage of revenues for the three months ended March 31, 2021 was primarily attributable to an increase in stock-based compensation expense related to issuance of performance restricted stock units (“PSUs”), restricted stock units (“RSUs”), and stock options with respect to our Class A common stock under the Advantage Solutions Inc. 2020 Incentive Award Plan (the “2020 Plan”). The Company
recognized non-cash compensation
expenses of $8.7 million in connection with the 2020 Plan for the three months ended March 31, 2021.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $0.6 million, or 1.0%, to $59.6 million for the three months ended March 31, 2021, from $60.2 million for the three months March 31, 2020.
Beginning in mid-March of 2020,
in response
to the COVID-19 pandemic, the
Company established a global work from home policy. A significant portion of the Company’s office-based workforce temporarily transitioned to working from home and the Company commenced a plan to strategically exit certain offices. As a result, the reduction to the leasehold improvements related to these leases resulted in the decrease in the amortization expenses during the three months ended March 31, 2021, compared to the three months ended March 31, 2020.
Operating Income

	Three Months Ended March 31,		Change
(amounts in thousands)	2021	2020	$	%
Sales	$35,148	$24,194	$10,954	45.3%
Marketing	2,440	7,244	(4,804)	(66.3)%

Total operating income	$37,588	$31,438	$6,150	19.6%

In the sales segment, the increase in operating income during the three months ended March 31, 2021 was primarily attributable to the growth in revenues in the sales segment as described above.
In the marketing segment, the decrease in operating income during the three months ended March 31, 2021 was primarily attributable to the decrease in revenues as described above.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability represents $5.5 million of non-cash
expense resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the three months ended March 31, 2021. Fair value adjustment are based on the input assumptions used in the Black-Scholes option pricing model, including our Class A common stock price at the end of the reporting period, the implied volatility or other inputs to the model and the number of private placement warrants outstanding, which may vary from period to period.
Interest Expense, net
Interest expense, net decreased $20.9 million, or 40.4%, to $30.9 million for the three months ended March 31, 2021, from $51.8 million for the three months ended March 31, 2020. The decrease in interest expense, net was primarily due to the decrease in total debt as a result of the Transactions.
Provision for Income Taxes
Provision for income taxes was $1.7 million for the three months ended March 31, 2021 as compared to a provision for income taxes of $1.4 million for the three months ended March 31, 2020. The fluctuation was primarily attributable to the greater pre-tax income,
unfavorable permanent book/tax differences related to officers’ compensation, fair value adjustments for warrant liabilities, and valuation allowance for the Company’s Mexico operations recorded for the three months ended March 31, 2021.
Net Loss
Net loss was $0.5 million for the three months ended March 31, 2021, compared to net loss of $21.7 million for the three months ended March 31, 2020. The decrease in net loss was primarily driven by the increase in operating income and decrease in interest expense as a result of the consummation of the Transactions partially offset by the fair value adjustment of warrant liability and unfavorability associated with the provision for income taxes as described above.

Adjusted Net Income
The increase in Adjusted Net Income for the three months ended March 31, 2021 was attributable to the decrease in interest expense as a result of the consummation of the Transactions offset by the decline in the marketing segment related to the temporary suspension or reductions of in-store sampling
programs during the pandemic and increase in provision for income taxes. For a reconciliation of Adjusted Net Income to Net loss, see “
 —Non-GAAP
 Financial Measures
”.
Adjusted EBITDA and Adjusted EBITDA by Segment

	Three Months Ended March 31,		Change
(amounts in thousands)	2021	2020	$	%
Sales	$84,076	$78,563	$5,513	7.0%
Marketing	27,352	27,788	(436)	(1.6)%

Total Adjusted EBITDA	$111,428	$106,351	$5,077	4.8%

Adjusted EBITDA increased $5.1 million, or 4.8%, to $111.4 million for the three months ended March 31, 2021, from $106.4 million for the three months ended March 31, 2020.
The increase in Adjusted EBITDA was primarily attributable to the growth in revenues in the sales segment with favorable margin contributions from our headquarter sales services as described above. For a reconciliation of Adjusted EBITDA to net income, see
 “—Non-GAAP
 Financial Measures
.”

Non-GAAP Financial
Measures
Adjusted Net Income is
a non-GAAP financial
measure. Adjusted Net Income means net loss before (i) impairment of goodwill and indefinite-lived assets, (ii) amortization of intangible assets, (iii) equity based compensation of Topco and Advantage Sponsors’ management fee, (iv) change in fair value of warrant liability, (v) fair value adjustments of contingent consideration related to acquisitions, (vi) acquisition-related expenses, (vii) costs associated with COVID-19, net
of benefits received, (viii) EBITDA for economic interests in investments, (ix) restructuring expenses, (x) litigation expenses, (xi) (Recovery from) loss on Take 5, (xii) deferred financing fees, (xiii) costs associated with the Take 5 Matter, (xiv) other adjustments that management believes are helpful in evaluating our operating performance and (xv) related tax adjustments.
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
A reconciliation of Adjusted Net Income to Net loss is provided in the following table:

	Three Months Ended March 31,
	2021	2020
(in thousands)
Net loss	$(546)	$(21,723)
Less: Net loss attributable to noncontrolling interest	(430)	(15)
Add:
Equity based compensation of Topco and Advantage Sponsors’ management fee (a)	(2,814)	3,837
Change in fair value of warrant liability	5,526	—
Fair value adjustments related to contingent consideration related to acquisitions (c)	(1,043)	4,095
Acquisition-related expenses (d)	5,146	5,529
Restructuring expenses (e)	4,096	1,098
Litigation expenses (f)	(818)	104
Amortization of intangible assets (g)	49,438	47,846
Costs associated with COVID-19, net of benefits received (h)	1,293	1,000
Costs associated with the Take 5 Matter (i)	901	939
Tax adjustments related to non-GAAP adjustments (j)	(15,345)	(15,891)

Adjusted Net Income	$46,264	$26,849

Adjusted EBITDA and Adjusted EBITDA by segment are
supplemental non-GAAP financial
measures of our operating performance. Adjusted EBITDA means net loss before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) equity based compensation of Topco and Advantage Sponsors’ management fee, (vii) change in fair value of warrant liability, (viii) stock-based compensation expense, (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition-related expenses, (xi) costs associated with COVID-19, net
of benefits received, (xii) EBITDA for economic interests in investments, (xiii) restructuring expenses, (xiv) litigation expenses, (xv) (Recovery from) loss on Take 5, (xvi) costs associated with the Take 5 Matter and (xvii) other adjustments that management believes are helpful in evaluating our operating performance.

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
A reconciliation of Adjusted EBITDA to Net income (loss) is provided in the following table:

Consolidated	Three Months Ended March 31,
	2021	2020
(in thousands)
Net loss	$(546)	$(21,723)
Add:
Interest expense, net	30,865	51,794
Provision for income taxes	1,743	1,367
Depreciation and amortization	59,613	60,209
Equity based compensation of Topco and Advantage Sponsors’ management fee (a)	(2,814)	3,837
Change in fair value of warrant liability	5,526	—
Stock based compensation expense (b)	8,655	—
Fair value adjustments related to contingent consideration related to acquisitions (c)	(1,043)	4,095
Acquisition-related expenses (d)	5,146	5,529
EBITDA for economic interests in investments (k)	(1,189)	(1,898)
Restructuring expenses (e)	4,096	1,098
Litigation expenses (f)	(818)	104
Costs associated with COVID-19, net of benefits received (h)	1,293	1,000
Costs associated with the Take 5 Matter (i)	901	939

Adjusted EBITDA	$111,428	$106,351

Financial information by segment, including a reconciliation of Adjusted EBITDA by segment to operating income, the closest GAAP financial measure, is provided in the following table:

Sales Segment	Three Months Ended March 31,
	2021	2020
(in thousands)
Operating income	$35,148	$24,194
Add:
Depreciation and amortization	42,564	43,107
Equity based compensation of Topco and Advantage Sponsors’ management fee (a)	(1,838)	3,199
Stock based compensation expense (b)	4,694	—
Fair value adjustments related to contingent consideration related to acquisitions (c)	778	4,312
Acquisition-related expenses (d)	3,320	4,156
EBITDA for economic interests in investments (k)	(1,487)	(2,071)
Restructuring expenses (e)	780	752
Litigation expenses (f)	(516)	104
Costs associated with COVID-19, net of benefits received (h)	633	810

Sales Segment Adjusted EBITDA	$84,076	$78,563

Marketing Segment	Three Months Ended March 31,
	2021	2020
(in thousands)
Operating income	$2,440	$7,244
Add:
Depreciation and amortization	17,049	17,102
Equity based compensation of Topco and Advantage Sponsors’ management fee (a)	(976)	638
Stock based compensation expense (b)	3,961	—
Fair value adjustments related to contingent consideration related to acquisitions (c)	(1,821)	(217)
Acquisition-related expenses (d)	1,826	1,373
EBITDA for economic interests in investments (k)	298	173
Restructuring expenses (e)	3,316	346
Litigation expenses (f)	(302)	—
Costs associated with COVID-19, net of benefits received (h)	660	190
Costs associated with the Take 5 Matter (i)	901	939

Marketing Segment Adjusted EBITDA	$27,352	$27,788

(a)
Represents the management fees and reimbursements for expenses paid to certain of the Advantage Sponsors (or certain of the management companies associated with it or its advisors) pursuant to a management services agreement in the three months ended March 31, 2021 and 2020. Also represents expenses related to (i) equity-based compensation expense associated with grants of Common Series D Units of Topco made to one of the Advantage Sponsors, (ii) equity-based compensation expense associated with the Common Series C Units of Topco as a result of the Transactions, (iii) compensation amounts associated with the Company’s Management Incentive Plan originally scheduled for potential payment March 2022 that were accelerated and terminated as part of the Transactions, and (iv) compensation amounts associated with the anniversary payments to Tanya Domier. Certain of Ms. Domier’s anniversary payments were accelerated as part of the Transactions.

(b)	Represents non-cash compensation expense related to issuance of PSUs, RSUs and stock options under the 2020 plan.
(c)
Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions, excluding the present value accretion recorded in interest expense, net, for the applicable periods. See Note 6—
Fair Value of Financial Instruments
 to our unaudited condensed financial statements for the three months ended March 31, 2021 and 2020.

(d)
Represents fees and costs associated with activities related to our acquisitions and restructuring activities related to our equity ownership, including transaction bonuses paid in connection with the Transactions, professional fees, due diligence, public company readiness and integration activities.

(e)	Represents fees and costs associated with various internal reorganization activities among our consolidated entities.
(f)	Represents legal settlements that are unusual or infrequent costs associated with our operating activities.
(g)	Represents the amortization of intangible assets recorded in connection with the 2014 Topco Acquisition and our other acquisitions.
(h)
Represents (i) costs related to implementation of strategies for workplace safety in response to COVID-19, including
employee-relief fund, additional sick pay for front-line associates, medical benefit payments for furloughed associates, and personal protective equipment; and (ii) benefits received from government grants for COVID-19 relief.

(i)
Represents $0.9 million and $0.9 million of costs associated with investigation and remediation activities related to the Take 5 Matter, primarily, professional fees and other related costs, respectively for the three months ended March 31, 2021 and 2020, respectively.

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

Liquidity and Capital Resources
Our principal sources of liquidity were cash flows from operations, borrowings under the New Revolving Credit Facility, and other debt. Our principal uses of cash are operating expenses, working capital requirements, acquisitions, interest on debt and repayment of debt. Our principal sources of liquidity prior to the Transactions included $3.3 billion of outstanding debt under our then-existing first and second lien credit agreements, which we repaid on October 28, 2020 in connection with the Transactions and were scheduled to mature in July 2021 and July 2022, respectively.
Cash Flows
A summary of our cash operating, investing and financing activities are shown in the following table:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$29,887	$50,965
Net cash used in investing activities	(19,281)	(59,842)
Net cash (used in) provided by financing activities	(54,514)	71,152
Net effect of foreign currency fluctuations on cash	(2,234)	(6,883)

Net change in cash, cash equivalents and restricted cash	$(46,142)	$55,392

Net Cash Provided by Operating Activities
Net cash provided by operating activities during the three months ended March 31, 2021 consisted of net loss of $0.5 million adjusted for certain non-cash items,
including depreciation and amortization of $59.6 million and effects of changes in working capital. Net cash provided by operating activities during the three months ended March 31, 2020 consisted of net loss of $21.7 million adjusted for certain non-cash
items, including depreciation and amortization of $60.2 million and effects of changes in working capital. The decrease in cash provided by operating activities during the three months ended March 31, 2021 relative to the same period in 2020 was primarily due to the increase in working capital as a result of timing of payroll funding and an increase in inventory from our digital commerce business during the three months ended March 31, 2021.
Net Cash Used in Investing Activities
Net cash used in investing activities during the three months ended March 31, 2021 primarily consisted of the purchase of businesses, net of cash acquired of $14.0 million and purchase of property and equipment of $5.2 million. Net cash used in investing activities during the three months ended March 31, 2020 primarily consisted of the purchase of businesses, net of cash acquired of $51.4 million and purchase of property and equipment of $8.5 million.
Net Cash (Used in) Provided by Financing Activities
We primarily finance our growth through cash flows from operations, however, we also incur long-term debt or borrow under lines of credit when necessary to execute acquisitions. Cash flows from financing activities consisted of borrowings related to these lines of credit and subsequent payments of principal and financing fees. Additionally, many of our acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of future financial performance by the operations attributable to the acquired companies. The portion of the cash payment up to the acquisition date fair value of the contingent consideration liability are classified as financing outflows, and amounts paid in excess of the acquisition date fair value of that liability are classified as operating outflows.

Cash flows related to financing activities during the three months ended March 31, 2021 were primarily related to repayment of $50.0 million on the New Revolving Credit Facility and borrowings and repayments on our lines of credit.
Cash flows related to financing activities during the three months ended March 31, 2020 were primarily related to $80.0 million of borrowing under the revolving credit facility then in place, principal payments of $9.7 million on our lines of credit, principal payments of $6.5 million on our long-term debt and $2.2 million related to payments of contingent consideration and holdback payments.
Description of Credit Facilities
New Senior Secured Credit Facilities
In connection with the consummation of the Transactions, Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company (the “Borrower”) entered into the New Senior Secured Credit Facilities consisting of (i) the New Revolving Credit Facility, which is a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $400.0 million, subject to borrowing base capacity and (ii) the New Term Loan Facility, which is a secured first lien term loan credit facility in an aggregate principal amount of $1.325 billion.
New Revolving Credit Facility
Our New Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $400.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under our New Revolving Credit Facility then in effect. Loans under the New Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A., is administrative agent and ABL Collateral Agent. The New Revolving Credit Facility is scheduled to mature in October 2025. We may use borrowings under the New Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments.
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
First Lien Credit Agreement and Second Lien Credit Agreement
In connection with the Transactions, our debt arrangements under the First Lien Credit Agreement and Second Lien Credit Agreement as well as the AR Facility that existed as of September 30, 2020 were repaid and terminated with incremental costs of $86.8 million. For a description of the First Lien Credit Agreement and Second Lien Credit Agreement that were refinanced in connection with the consummation of the Transactions on October 28, 2020, please see the additional information set forth in Note 7—
Debt
, to our audited consolidated financial statements for the year ended December 31, 2020.
Cash and Cash Equivalents Held Outside the United States
As of March 31, 2021 and December 31, 2020, $76.2 million and $87.7 million, respectively, of our cash and cash equivalents and marketable securities were held by foreign subsidiaries. As of March 31, 2021, and December 31, 2020, $30.2 million and $28.9 million, respectively, of our cash and cash equivalents and marketable securities were held by foreign branches.
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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are included in our Annual Report on Form 10-K/A filed May 17, 2021 for the year ended December 31, 2020 and did not materially change during the three months ended March 31, 2021.
Recently Issued Accounting Pronouncements
See the information set forth in Note 1,
 Organization and Significant Accounting Policies – Recent Accounting Pronouncements
, to our unaudited condensed consolidated financial statements for the three months ended March 31, 2021 and 2020. included in “Part I, Financial Information - Item 1. Financial Statements” in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our exposure to foreign currency exchange rate fluctuations is primarily the result of foreign subsidiaries and foreign branches primarily domiciled in Europe and Canada. We use financial derivative instruments to hedge foreign currency exchange rate risks associated with our Canadian subsidiary.
The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars, British pounds and euros, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated income before taxes would have decreased by approximately $0.1 million for the three months ended March 31, 2021.
Equity Price Risk
As of March 31, 2021, 7,333,333 private placement warrants remained outstanding at a fair value of $26.7 million as of March 31, 2021. The warrant liability is stated at fair value at each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. Based on the fair value of the private placement warrants outstanding as of March 31, 2021, a hypothetical decrease of 10% in the share price of the Company’s common stock would reduce the fair value of the warrant liability and result in an unrealized gain recognized in Change in fair value of warrant liability on the Consolidated Statement of Operations and Comprehensive Loss of $5.6 million. Similarly, based on the fair value of the private placement warrants outstanding as of March 31, 2021, a hypothetical increase of 10% in the share price of the Company’s common stock would increase the fair value of the warrant liability and result in an unrealized loss recognized in Change in fair value of warrant liability on the Consolidated Statement of Operations and Comprehensive Loss of $6.0 million.
Interest Rate Risk
Prior to the Transactions, interest rate exposure related primarily to the effect of interest rate changes on borrowings outstanding under our AR Facility, the revolving credit facility then in place, First Lien Term Loans, and Second Lien Term Loans.
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
As of March 31, 2021, we had interest rate cap contracts on $2.2 billion of notional value of principal from various financial institutions, with a maturity dates of January 24, 2022 to manage our exposure to interest rate movements on variable rate credit facilities when three-months LIBOR on term loans exceeds caps ranging from 3.25% to 3.50%. The aggregate fair value of our interest rate caps represented an outstanding net liability of $1.5 million as of March 31, 2021.

In addition, we had interest rate cap contracts on an additional $650.0 million of notional value of principal from other financial institutions, with a maturity date of December 16, 2024 to manage our exposure to interest rate movements on variable rate credit facilities when one-month LIBOR
on term loans exceeding a cap of 0.75%. The aggregate fair value of our interest rate caps represented an outstanding net asset of $7.3 million as of March 31, 2021.
Holding other variables constant, a change of
one-eighth
percentage point in the weighted average interest rate above the floor of 0.75% on the New Term Loan Facility and New Revolving Credit Facility would have resulted in an increase of $ 0.2 million in interest expense, net of gains from interest rate caps, for the three months ended March 31, 2021.
In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES
Material Weaknesses in Internal Control over Financial Reporting
On August 15, 2019, we concluded that our previously-issued audited consolidated financial statements and related notes as of and for the year ended December 31, 2018, should be restated to reflect the corrections of misstatements as a result of the Take 5 Matter. In connection with our investigation into the Take 5 Matter and the other error corrections, we identified material weaknesses in our internal control over financial reporting that continue to exist as of March 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we identified material weaknesses in the design and operating effectiveness of our risk assessment and information and communication processes which contributed to the following material weaknesses:

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

These material weaknesses resulted in restatement of our previously issued annual financial statements as of and for the year ended December 31, 2018 and interim consolidated financial information for the three months ended September 30, 2018, December 31, 2018, and March 31, 2019.
The Company
re-evaluated
its historical accounting for its warrants and concluded it must amend the accounting treatment of the private placement warrants (collectively, the “Warrants”) issued in connection with the initial public offering of Conyers Park II Acquisition Corp., (“Conyers Park”) and recorded to the Company’s consolidated financial statements as a result of the Company’s merger with Conyers Park (the “Merger”) and the reverse recapitalization that occurred on October 28, 2020. At that time, the Warrants were presented within equity and did not impact any reporting periods prior to the Merger. As such, we concluded that the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K originally filed on March 16, 2021 should be and were revised. In connection with our re-evaluation of this matter, we identified an additional material weakness in our internal control over financial reporting that continues to exist as of March 31, 2021, as we did not design and maintain effective controls related to the evaluation of settlement features used to determine the classification of certain warrant instruments.
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
Remediation Plan
We are in the process of designing and implementing measures to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts include the following actions:

•
In order to validate more fully an acquisition target with databases and information technology systems used to recognize revenue and determine the satisfaction of performance obligations, we are designing and implementing policies and procedures to perform more robust risk assessment and due diligence procedures in connection with such potential acquisitions, including engaging third-party experts to evaluate such target companies’ databases or information technology, and enhancing the communication and evaluation of due diligence results, as appropriate. During the quarter ended March 31, 2021, we completed the design of policies and procedures related to the risk assessment and due diligence procedures in connection with potential acquisitions. We are in the process of implementing the policies and procedures as part of our internal control over financial reporting.

•
We are enhancing our procedures related to the risk assessment, and evaluation of the completeness and accuracy of our internal reporting processes with respect to newly acquired businesses, including with respect to the completeness and accuracy of reports used to verify the satisfaction of performance obligations under client contracts and the accuracy of recognized revenues. During the quarter ended March 31, 2021, we continued to make progress in enhancing our risk assessment procedures over newly acquired businesses, including establishing certain additional procedures to be performed over reports used in the recognition of revenue. Our efforts are ongoing in designing and implementing the related internal controls.

•
We are designing, enhancing and implementing procedures and policies to promote timely and proper risk assessment, investigation, resolution, communication and disclosure of any whistleblower complaints or reported allegations of accounting or other misconduct. During the quarter ended March 31, 2021, we completed the design of the related internal controls and have begun implementing the associated changes in our internal controls.

•
We are designing and implementing various controls, including additional policies, procedures and training, to enhance our disclosure committee process and communication of pertinent information to the appropriate parties in connection with the issuance or reissuance of our consolidated financial statements. During the quarter ended March 31, 2021, we completed the design of the related internal controls and have begun implementing the associated changes in our internal controls.

•
We plan to design and implement a control activity to evaluate the settlement features used to determine the classification of certain warrant instruments. Specifically, this will include the evaluation and research of the complex accounting standards that apply to these instruments.

While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we are committed to the continuous improvement of our internal control over financial reporting and will continue to diligently review our internal control over financial reporting. The material weaknesses will not be considered remediated until management completes the design and implementation of the measures described above and the controls operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.
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
and
15d-15(e)
under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form
10-Q.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described above.
However, after giving full consideration to these material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Quarterly Report were prepared in accordance with U.S. generally accepted accounting principles, our management has concluded that our consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
Proceedings Relating to Take 5
The following proceedings relate to the Take 5 Matter, which is discussed in greater detail in “
PART I, Financial Information —Item 1. Financial Statements—Note 10. Commitments and Contingencies”
and “
Risk Factors — Risks Related to the Company’s Business and Industry
” in this Quarterly Report.
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

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the 2020 Annual Report on Form
10-K/A,
the current effects of which are discussed in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form
10-Q. In
addition, the known and unknown impacts caused by the
COVID-19
pandemic and actions taken in response to it by governments, businesses, and individuals, may give rise to or amplify the risk factors disclosed in the 2020 Annual Report on Form
10-K.
These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None
Item 5. Other Information
None

ITEM 6. Exhibits
The following exhibits are filed with this Report:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
***

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE SOLUTIONS INC.

By:	/s/ Tanya Domier
Tanya Domier
Chief Executive Officer and Director

Date:	May 17, 2021

By:	/s/ Brian Stevens
Brian Stevens
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)

Date:	May 17, 2021