Form 10-Q
period 2021-06-30
Advantage Solutions Inc.
filed 2021-08-09
CIK 1776661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number:
001-38990

Advantage Solutions Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-4629508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
15310 Barranca Parkway Suite 100
Irvine, CA 92618
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 6, 2021, the registrant had 318,573,562 shares of Class A common stock outstanding.

Advantage Solutions Inc.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ADVANTAGE SOLUTIONS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(in thousands, except share and per share data)	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$159,782	$204,301
Restricted cash	17,380	15,665
Accounts receivable, net of allowance for expected credit losses of $18,155 and $16,377, respectively	641,136	574,142
Prepaid expenses and other current assets	110,369	105,643

Total current assets	928,667	899,751
Property and equipment, net	63,130	80,016
Goodwill	2,181,191	2,163,339
Other intangible assets, net	2,365,280	2,452,796
Investments in unconsolidated affiliates	117,098	115,624
Other assets	66,095	65,966

Total assets	$5,721,461	$5,777,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,303	$63,745
Accounts payable	206,436	195,452
Accrued compensation and benefits	118,695	142,136
Other accrued expenses	129,548	121,758
Deferred revenue	53,881	51,898

Total current liabilities	521,863	574,989
Long-term debt, net of current portion	2,027,097	2,029,328
Deferred income tax liabilities	483,146	491,242
Warrant liability	19,701	21,234
Other long-term liabilities	133,167	141,910

Total liabilities	3,184,974	3,258,703

Redeemable noncontrolling interest	1,823	—

Equity attributable to stockholders of Advantage Solutions Inc.
Preferred stock, no par value, 10,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 318,496,390 and 318,425,182 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	32	32
Additional paid in capital	3,361,262	3,348,546
Accumulated deficit	(915,096)	(921,101)
Loans to Karman Topco L.P.	(6,328)	(6,316)
Accumulated other comprehensive (loss) income	(1,122)	674

Total equity attributable to stockholders of Advantage Solutions Inc.	2,438,748	2,421,835
Nonredeemable noncontrolling interest	95,916	96,954

Total stockholders’ equity	2,534,664	2,518,789

Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$5,721,461	$5,777,492

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenues	$849,954	$641,543	$1,640,975	$1,520,939
Cost of revenues (exclusive of depreciation and amortization shown separately below)	698,226	509,923	1,351,565	1,256,616
Selling, general, and administrative expenses	46,607	80,569	87,088	121,625
Recovery from Take 5	—	(7,700)	—	(7,700)
Depreciation and amortization	62,674	58,748	122,287	118,957

Total operating expenses	807,507	641,540	1,560,940	1,489,498

Operating income	42,447	3	80,035	31,441
Other (income) expenses:
Change in fair value of warrant liability	(7,059)	—	(1,533)	—
Interest expense, net	37,189	51,521	68,054	103,315

Total other (income) expenses	30,130	51,521	66,521	103,315
Income (loss) before income taxes	12,317	(51,518)	13,514	(71,874)
Provision for (benefit from) income taxes	6,563	(13,704)	8,306	(12,337)

Net income (loss)	5,754	(37,814)	5,208	(59,537)
Less: net loss attributable to noncontrolling interest	(367)	(410)	(797)	(425)

Net income (loss) attributable to stockholders of Advantage Solutions Inc.	6,121	(37,404)	6,005	(59,112)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	624	1,843	(1,796)	(6,317)

Total comprehensive income (loss) attributable to stockholders of Advantage Solutions Inc.	$6,745	$(35,561)	$4,209	$(65,429)

Net income (loss) per common share:
Basic	$0.02	$(0.18)	$0.02	$(0.29)

Diluted	$0.00	$(0.18)	$0.01	$(0.29)

Weighted-average number of common shares:
Basic	318,464,596	203,750,000	318,035,355	203,750,000

Diluted	323,294,273	203,750,000	321,350,145	203,750,000

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

						Accumulated	Advantage
	Common Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
			Paid-in	Accumulated	to	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity

(in thousands, except share data)
Balance at April 1, 2021	318,449,966	$32	$3,354,383	$(921,217)	$(6,322)	$(1,746)	$2,425,130	$95,814	$2,520,944
Comprehensive income (loss)
Net (loss) income	—	—	—	6,121	—	—	6,121	(353)	5,768
Foreign currency translation adjustments	—	—	—	—	—	624	624	219	843

Total comprehensive income (loss)							6,745	(134)	6,611

Loans to Karman Topco L.P.	—	—	—	—	(6)	—	(6)	—	(6)
Redemption of noncontrolling interest	—	—	(436)	—	—	—	(436)	236	(200)
Equity-based compensation	—	—	(3,061)	—	—	—	(3,061)	—	(3,061)
Shares issued upon vesting of restricted stock units	41,424	—	—	—	—	—	—	—	—
Shares issued upon exercise of warrants	5,000	—	58	—	—	—	58	—	58
Stock-based compensation expense	—	—	10,318	—	—	—	10,318	—	10,318

Balance at June 30, 2021	318,496,390	$32	$3,361,262	$(915,096)	$(6,328)	$(1,122)	$2,438,748	$95,916	$2,534,664

						Accumulated	Advantage
	Common Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
			Paid-in	Accumulated	to	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity

(in thousands, except share data)
Balance at A pril 1, 2020	203,750,000	$20	$2,337,471	$(767,003)	$(6,244)	$(16,313)	$1,547,931	$87,703	$1,635,634
Comprehensive loss
Net loss	—	—	—	(37,404)	—	—	(37,404)	(410)	(37,814)
Foreign currency translation adjustments	—	—	—	—	—	1,843	1,843	190	2,033
Total comprehensive loss							(35,561)	(220)	(35,781)
Loans to Karman Topco L.P.	—	—	—	—	(38)	—	(38)	—	(38)
Equity-based compensation	—	—	1,650	—	—	—	1,650	—	1,650

Balance at June 30, 2020	203,750,000	$20	$2,339,121	$(804,407)	$(6,282)	$(14,470)	$1,513,982	$87,483	$1,601,465

See Notes to the Condensed Consolidated Financial Statements.

						Accumulated	Advantage
	Common Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
			Paid-in	Accumulated	to	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at January 1, 2021	318,425,182	$32	$3,348,546	$(921,101)	$(6,316)	$674	$2,421,835	$96,954	$2,518,789
Comprehensive loss
Net income (loss)	—	—	—	6,005	—	—	6,005	(783)	5,222
Foreign currency translation adjustments	—	—	—	—	—	(1,796)	(1,796)	(491)	(2,287)

Total comprehensive loss							4,209	(1,274)	2,935

Loans to Karman Topco L.P.	—	—	—	—	(12)	—	(12)	—	(12)
Redemption of noncontrolling interest	—	—	(436)	—	—	—	(436)	236	(200)
Equity-based compensation	—	—	(7,110)	—	—	—	(7,110)	—	(7,110)
Vesting of stock-based compensation awards	24,784	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units	41,424	—	—	—	—	—	—	—	—
Shares issued upon exercise of warrants	5,000	—	58	—	—	—	58	—	58
Stock-based compensation expense	—	—	20,204	—	—	—	20,204	—	20,204

Balance at June 30, 2021	318,496,390	$32	$3,361,262	$(915,096)	$(6,328)	$(1,122)	$2,438,748	$95,916	$2,534,664

						Accumulated	Advantage
	Common Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
			Paid-in	Accumulated	to	Comprehensive	Stockholders’	Noncontrolling	Stockholders’
	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at January 1, 2020	203,750,000	$20	$2,337,471	$(745,295)	$(6,244)	$(8,153)	$1,577,799	$92,007	$1,669,806
Comprehensive loss
Net loss	—	—	—	(59,112)	—	—	(59,112)	(425)	(59,537)
Foreign currency translation adjustments	—	—	—	—	—	(6,317)	(6,317)	(4,099)	(10,416)

Total comprehensive loss							(65,429)	(4,524)	(69,953)

Loans to Karman Topco L.P.	—	—	—	—	(38)	—	(38)	—	(38)
Equity-based compensation	—	—	1,650	—	—	—	1,650	—	1,650

Balance at June 30, 2020	203,750,000	$20	$2,339,121	$(804,407)	$(6,282)	$(14,470)	$1,513,982	$87,483	$1,601,465

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,208	$(59,537)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Noncash interest expense, net	419	8,120
Depreciation and amortization	122,287	118,957
Change in fair value of warrant liability	(1,533)	—
Fair value adjustments related to contingent consideration	3,361	9,532
Deferred income taxes	(7,403)	2,658
Equity-based compensation of Topco	(7,110)	1,650
Stock-based compensation	20,204	—
Equity in earnings of unconsolidated affiliates	(3,260)	(1,750)
Distribution received from unconsolidated affiliates	1,154	221
Noncash losses (gains) related to lease abandonments	1,241	(25,825)
Loss on disposal of property and equipment	6,199	10,978
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(64,802)	190,720
Prepaid expenses and other assets	3,309	49,796
Accounts payable	8,901	(44,723)
Accrued compensation and benefits	(23,224)	(26,649)
Deferred revenues	1,717	5,154
Other accrued expenses and other liabilities	(10,744)	(4,875)

Net cash provided by operating activities	55,924	234,427

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired	(20,426)	(51,389)
Purchase of property and equipment	(12,958)	(15,425)

Net cash used in investing activities	(33,384)	(66,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	41,736	97,658
Payments on lines of credit	(92,756)	(98,640)
Proceeds from accounts receivable securitization facility	—	120,000
Proceeds from issuance of long-term debt	—	2,787
Principal payments on long-term debt	(6,849)	(13,281)
Contingent consideration payments	(6,247)	(7,641)
Holdback payments	(173)	—
Redemption of noncontrolling interest	(200)	—

Net cash (used in) provided by financing activities	(64,489)	100,883

Net effect of foreign currency fluctuations on cash	(855)	(5,860)
Net change in cash, cash equivalents and restricted cash	(42,804)	262,636

Cash, cash equivalents and restricted cash, beginning of period	219,966	199,025

Cash, cash equivalents and restricted cash, end of period	$177,162	$461,661

SUPPLEMENTAL CASH FLOW INFORMATION
Purchase of property and equipment recorded in accounts payable and accrued expenses	$628	$25
Note payable related to settlement of contingent consideration	$—	$5,982
See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
1. Organization and Significant Accounting Policies
Advantage Solutions Inc. (“Advantage” or the “Company”) is a provider of outsourced solutions to consumer goods companies and retailers.
On September 7, 2020, ASI Intermediate Corp., then known as Advantage Solutions Inc. (“ASI”), entered into an agreement and plan of merger (as amended, modified, supplemented or waived, the “Merger Agreement”), with Conyers Park II Acquisition Corp., a Delaware corporation (“Conyers Park”), now known as Advantage Solutions Inc., CP II Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Conyers Park (“Merger Sub”), and Karman Topco L.P., then the parent company of ASI (“Topco”). Conyers Park neither engaged in any operations nor generated any revenue. Based on Conyers Park’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
On October 28, 2020 (the “Closing Date”), Conyers Park consummated the merger pursuant to the Merger Agreement, and Merger Sub was merged with and into ASI with ASI surviving the merger as a wholly owned subsidiary of Conyers Park (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). On the Closing Date, and in connection with the closing of the Transactions (the “Closing”), Conyers Park changed its name to Advantage Solutions Inc. and ASI changed its name to ASI Intermediate Corp.
The Company’s Class A common stock is listed on the Nasdaq Global Select Market under the symbol “ADV” and warrants to purchase the Class A common stock at an exercise price of $11.50 per share are listed on the Nasdaq Global Select Market under the symbol “ADVWW”.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements do not include all of the information required by accounting principles generally accepted in the United States (“
U.S. GAAP
”). The Condensed Consolidated Balance Sheet at December 31, 2020 was derived from the audited Consolidated Balance Sheet at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair statement of the results as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 have been reflected in the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020 and the related footnotes thereto. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.
COVID-19
Pandemic
COVID-19 continues
to spread throughout the United States and other countries across the world, and the duration and severity of the effects are currently unknown.
The COVID-19 pandemic
has impacted the Company and could materially impact the Company’s financial results in the future. The Consolidated Condensed Financial Statements presented herein reflect estimates and assumptions made by management at June 30, 2021.
Such estimates and assumptions affect, among other things, the Company’s goodwill, long-lived asset and indefinite-lived intangible asset valuation, assessment of the annual effective tax rate and the allowance for expected credit losses. Events and changes in circumstances, including those resulting from the impacts of COVID-19, will
be reflected in management’s estimates for future periods.

Recent Accounting Standards
Recent Accounting Standards Adopted by the Company
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU
No. 2019-12,
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
2020-04,
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for U.S. GAAP to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. The amendments in this update are effective for reporting periods that include or are subsequent to March 12, 2020. Once adopted, the amendments in this update must be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.
In May 2021, the FASB issued ASU
2021-04,
Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic
470-50),
Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The guidance clarifies certain aspects of the current guidance to promote consistency among reporting of an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.
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
Revenues related to the sales segment are primarily recognized in the form of commissions, fee-for-service,
or on a cost-plus basis for providing headquarter relationship management, analytics, insights and intelligence services, administrative services, retail merchandising services, retailer client relationships and in-store
media programs, and digital technology solutions (which include business intelligence solutions,
e-commerce
services, and content services).

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
Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Sales brand-centric services	$321,876	$278,807	$615,407	$596,405
Sales retail-centric services	239,768	181,432	480,561	371,632

Total sales revenues	561,644	460,239	1,095,968	968,037
Marketing brand-centric services	121,822	82,354	238,804	178,719
Marketing retail-centric services	166,488	98,950	306,203	374,183

Total marketing revenues	288,310	181,304	545,007	552,902

Total revenues	$849,954	$641,543	$1,640,975	$1,520,939

Contract liabilities represent deferred revenues which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation and are included in Deferred revenues in the Condensed Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the three and six months ended June 30, 2021 that were included in Deferred revenues as of December 31, 2020 were $5.8 million and $31.9 million, respectively. Revenues recognized during the three and six months ended June 30, 2020 that were included in Deferred revenues as of December 31, 2019 were $3.2 million and $27.2 million, respectively.
3. Acquisitions
2021 Acquisitions
During the six months ended June 30, 2021, the Company acquired three sales businesses. The acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration for each acquired business was allocated to the acquired tangible and intangible assets and liabilities assumed based upon their respective fair values. Assets acquired and liabilities assumed in the business combination were recorded on the Company’s financial statements as of the acquisition date based upon the estimated fair value at such date. The excess of the purchase consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the excess purchase price was based upon preliminary estimates and assumptions and is subject to revision when the Company receives final information. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months. The results of operations of each acquired business has been included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) since its respective date of acquisition.

The aggregate purchase price for the acquisitions referenced above was $27.0 million, which includes $20.4 million paid in cash, $5.1 million recorded as contingent consideration liabilities, and $1.4 million recorded as holdback amounts. Contingent consideration payments are determined based on future financial performance and payment obligations (as defined in the applicable purchase agreement) and are
recorded at fair value. The maximum potential payment outcome related to the acquisitions is $13.5 million. Holdback amounts are used to withhold a portion of the initial purchase price payment until certain post-closing conditions are satisfied and are typically settled within 18 months of the acquisition
. The goodwill related to the acquisitions represented the value paid for the assembled workforce, geographic presence, and expertise. Of the resulting goodwill relating to these acquisitions, $9.0 million is deductible for tax purposes.

The preliminary fair values of the identifiable assets and liabilities of the acquisitions completed during the six months ended June 30, 2021, as of the applicable acquisition dates, are as follows:

(in thousands)
Consideration:
Cash	$20,426
Holdback	1,442
Fair value of contingent consideration	5,116

Total consideration	$26,984

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets
Accounts receivable	$3,382
Property and equipment	86
Identifiable intangible assets	11,083

Total assets	14,551

Liabilities
Total liabilities	4,222
Redeemable noncontrolling interest	1,804

Total identifiable net assets	8,525

Goodwill arising from acquisitions	$18,459

The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. The preliminary fair value and estimated useful lives of the intangible assets acquired are as follows:

(in thousands)	Amount	Weighted Average Useful Life
Client relationships	$10,082	7 years
Trade n ames	1,001	10 years

Total identifiable intangible assets	$11,083

The operating results of the businesses acquired during the six months ended June 30, 2021 contributed total revenues of $6.3 million and $10.9 million in the three and six months ended June 30, 2021, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of the operations upon acquisition.
During the three and six months ended June 30, 2021, the Company incurred an immaterial amount and $0.2 million, respectively, in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
2020 Acquisitions
The Company acquired three businesses during the six months ended June 30, 2020, of which two were sales businesses and a marketing agency in the United States. The acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration for each acquired business was allocated to the acquired tangible and intangible assets and liabilities assumed based upon their respective fair values. Assets acquired and liabilities assumed in the business combination were recorded on the Company’s financial statements as of the acquisition date based upon the estimated fair value at such date. The excess of the purchase consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The results of operations of the business acquired by the Company have been included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) since the date of acquisition.
The aggregate purchase price for the acquisitions referenced above was $72.1 million, which includes $51.4 million paid in cash, $17.2 million recorded as contingent consideration liabilities, and $3.5 million recorded as holdback amounts. The maximum potential payment outcome related to the acquisitions is $45.8 million. The goodwill related to the acquisitions represented the value paid for the assembled workforce, geographic presence, and expertise. Of the resulting goodwill relating to these acquisitions, $19.8 million is deductible for tax purposes.
The fair values of the identifiable assets and liabilities of the acquisitions completed during the six months ended June 30, 2020, at the respective acquisition dates, are as follows:

(in thousands)
Consideration
Cash	$51,389
Holdbacks	3,488
Fair value of contingent consideration	17,210

Total consideration	$72,087

Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets
Accounts receivable	$2,534
Other assets	2,907
Property and equipment	321
Identifiable intangible asset s	32,610

Total assets	38,372

Liabilities
Total liabilities	4,242

Total identifiable net assets	34,130

Goodwill arising from acquisitions	$37,957

The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. The fair value and estimated useful lives of the intangible assets acquired are as follows:

(in thousands)	Amount	Weighted Average Useful Life
Client relationships	$32,610	10 years

The operating results of the businesses acquired during the six months ended June 30, 2020 contributed total revenues of $15.8 million and $26.9 million in the three months and six months ended June 30, 2020, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of the operations upon acquisition.
During the three and six months ended June 30, 2020, the Company incurred an immaterial amount and $0.2 million, respectively, in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Supplemental Pro Forma Information
Supplemental information on a pro forma basis, presented as if the acquisitions executed during the period from January 1, 2021 to August 9, 2021 and for the year ended December 31, 2020, had been consummated as of the beginning of the comparative prior period, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

(in thousands, except per share data)
Total revenues	$852,157	$648,602	$1,646,090	$1,536,060
Net income (loss) attributable to stockholders of Advantage Solutions Inc.	$6,032	$(34,598)	$6,231	$(54,066)
Basic net income (loss) per common share	$0.02	$(0.17)	$0.02	$(0.27)
Diluted net income (loss) per common share	$0.00	$(0.17)	$0.01	$(0.27)
T
he unaudited
 pro forma supplemental information is based on estimates and assumptions that the Company believes are
reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, the pro forma impact of acquisition costs which consisted of legal, advisory and due diligence fees and expenses, and the pro forma tax effect of the pro forma adjustments for the three and six months ended June 30, 2021 and 2020. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.
4. Goodwill and Intangible Assets
Changes in goodwill for the six months ended June 30, 2021 are as follows:

	Sales	Marketing	Total
(in thousands)
Gross carrying amount as of December 31, 2020	$2,114,378	$700,961	$2,815,339
Accumulated impairment charge (1)	(652,000)	—	(652,000)

Balance at December 31, 2020	$1,462,378	$700,961	$2,163,339

Acquisitions	18,459	—	18,459
Measurement period adjustments	179	(1,045)	(866)
Foreign exchange translation effects	259	—	259

Balance at June 30, 2021	$1,481,275	$699,916	$2,181,191

(1)
During the fiscal year ended December 31, 2018, the Company recognized a non-cash
goodwill impairment charge of $652.0 million related to the Company’s sales reporting unit as a result of the Company’s annual evaluation of goodwill impairment test.

The following tables set forth information for intangible assets:

		June 30, 2021
(in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges (1)	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,465,579	$1,067,784	$—	$1,397,795
Trade names	8 years	134,885	72,339	—	62,546
Developed technology	5 years	10,160	7,005	—	3,155
Covenant not to compete	5 years	6,100	4,316	—	1,784

Total finite-lived intangible assets		2,616,724	1,151,444	—	1,465,280

Indefinite-lived intangible assets:
Trade names		1,480,000	—	580,000	900,000

Total other intangible assets		$4,096,724	$1,151,444	$580,000	$2,365,280

(1)
During the fiscal year ended December 31, 2018, the Company recognized a non-cash
intangible asset impairment charge of $580.0
 million related to the Company’s sales trade name as a result of the Company’s annual impairment test for indefinite-lived intangible assets.

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

Amortization expenses included in the Consolidated Statements of Operatio
n
s and Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020 were $49.2 million, $98.6 million, $47.7 million, and $95.5 million, respectively.
As of June 30, 2021, estimated future amortization expenses of the Company’s existing intangible assets are as follows:

(in thousands)
Remainder of 2021	$98,662
2022	194,917
2023	191,363
2024	189,968
2025	184,611
Thereafter	605,759

Total amortization expense	$1,465,280

5. Debt

	June 30, 2021	December 31, 2020
(in thousands)

New Term Loan Facility	$1,318,375	$1,325,000
Notes	775,000	775,000
New Revolving Credit Facility	—	50,000
Notes payable and deferred obligations	2,953	3,618

	2,096,328	2,153,618
Less: current portion	13,303	63,745
Less: debt issuance costs	55,928	60,545

Long-term debt, net of current portion	$2,027,097	$2,029,328

As of June 30, 2021, the Company had $1.3 billion of debt outstanding under the New Term Loan Facility and $775.0 million of debt outstanding under the Notes with maturity dates of October 28, 2027 and November 15, 2028, respectively. The Company was in compliance with all of its affirmative and negative covenants under the New Term Loan Facility and Notes as of June 30, 2021. In addition, the Company was required to repay the principal under the New Term Loan Facility (as such term was defined in the New Term Loan Facility Agreement) in the greater amount of its excess cash flow, as defined in the New Term Loan Facility Agreement, or $13.3 million, per annum, in quarterly payments. The Company made the minimum quarterly principal payments of $3.3 million during the three months ended June 30, 2021 and no payments under the excess cash flow calculation were required. During the three months ended June 30, 2020, the Company made the minimum quarterly principal payments of $6.5 million pursuant to its then outstanding first lien term loans that existed prior to consummation of the Transactions.
6. Fair Value of Financial Instruments
The Company
 measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs, such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The following table sets forth the Company’s financial assets and liabilities measured on a recurring basis at fair value, categorized by input level within the fair value hierarchy.

	June 30, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Cash and cash equivalents	$159,782	$159,782	$—	$—
Derivative financial instruments	6,142	—	6,142	—

Total assets measured at fair value	$165,924	$159,782	$6,142	$—

Liabilities measured at fair value
Derivative financial instruments	$1,143	$—	$1,143	$—
Warrant liability	19,701	—	—	19,701
Contingent consideration liabilities	46,843	—	—	46,843

Total liabilities measured at fair value	$67,687	$—	$1,143	$66,544

	December 31, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Cash and cash equivalents	$204,301	$204,301	$—	$—
Derivative financial instruments	1,824	—	1,824	—

Total assets measured at fair value	$206,125	$204,301	$1,824	$—

Liabilities measured at fair value
Derivative financial instruments	$1,882	$—	$1,882	$—
Warrant liability	21,234	—	—	21,234
Contingent consideration liabilities	45,901	—	—	45,901

Total liabilities measured at fair value	$69,017	$—	$1,882	$67,135

Interest Rate Cap Agreements
The Company had interest rate cap contracts with an aggregate notional value of principal of $2.2 billion as of each of June 30, 2021 and December 31, 2020, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. As of June 30, 2021, the aggregate fair value of the Company’s outstanding interest rate caps represented an outstanding net asset of $6.1 million and an outstanding net liability of $1.1 million. As of December 31, 2020, the aggregate fair value of the Company’s outstanding interest rate caps represented an outstanding net asset of $1.8 million and an outstanding net liability of $1.9 million.
As of June 30, 2021, $6.1 million and $1.1
 million of fair value of the Company’s outstanding interest rate caps were included in “Prepaid expenses and other current assets” and “Other accrued expenses” in the Condensed Consolidated Balance Sheets, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2020, $1.8 million, $1.0 million, and $0.9 million of fair value of the Company’s outstanding interest rate caps were included in “Prepaid expenses and other current assets”, “Other accrued expenses”, and “Other long-term liabilities” in the Condensed Consolidated Balance Sheets, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
During the three months ended June 30, 2021 and 2020, the Company recorded a loss of $1.2 million and a gain of less than $0.1 million, respectively, within Interest expense, net, related to changes in the fair value of its derivative instruments. During the six months ended June 30, 2021 and 2020, the Company recorded a gain within Interest expense, net in the amount of $
4.3 million, and $0.1 million, respectively, related to changes in the fair value of its derivative instruments.
Forward Contracts
As of June 30, 2021, the Company had
eight

open
euro
 forward contracts to hedge foreign currency exposure on a total of €3.6 million, with maturities in fiscal year 2021. As of December 31, 2020, the Company had no open euro forward contracts. During the three months and six months ended June 30, 2021 and 2020, the Company recognized immaterial changes in fair value of the forward contracts as a component of “Selling, general and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive
Income (Loss).

Warrant Liability
The estimated fair value of the liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.
The fair value of the warrants on the date of issuance and on each re
-
measurement date of certain warrants issued by the Company in a private placement in connection with the Closing (the “private placement warrants”) and classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions:

	June 30, 2021	December 31, 2020
Fair value warrants per share	$2.69	$2.90
Share Price	$10.79	$13.17
Exercise price per share	$11.50	$11.50
Expected term (years)	4.3	4.8
Expected volatility	32.0%	17.0%
Risk-free interest rate	0.7%	0.4%
Dividend yield	0.0%	0.0%
As of June 30, 2021, 7,333,333 private placement warrants remained outstanding at a fair value of $19.7 million resulting in $7.0 million and $1.5 million gain related to the change in fair value of warrant liability for the three and six months ended June 30, 2021, respectively. The warrant liability is stated at fair value at each reporting period with the change in fair value recorded on the

Condensed
Consolidated Statement
s
of Operations and Comprehensive
Income (Loss)
 until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.
Contingent Consideration Liabilities
Each reporting period, the Company measures the fair value of its contingent liabilities by evaluating the significant unobservable inputs and probability weightings using Monte Carlo simulations. Any resulting decreases or increases in the fair value result in a corresponding gain or loss reported in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of
Operations and
Comprehensive
Income (Loss).
As of June 30, 2021, the maximum potential payment outcomes were $233.0 million. The following table summarizes the changes in the carrying value of estimated contingent consideration liabilities:

	June 30,
(in thousands)	2021	2020

Beginning of the period	$45,901	$47,649
Fair value of acquisitions	5,116	17,210
Payments	(6,399)	(8,859)
Note issuance for settlements	—	(5,982)
Measurement period adjustments	(1,181)	—
Changes in fair value	3,361	9,532
Foreign exchange translation effects	45	(802)

End of the period	$46,843	$58,748

Long-term Debt

The following table sets forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at June 30, 2021
New Term Loan Credit Facility	$1,318,375	$1,461,643
Notes	775,000	899,251
Notes payable and deferred obligations	2,953	2,953

Total long-term debt	$2,096,328	$2,363,847

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2020
New Term Loan Credit Facility	$1,325,000	$1,447,993
Notes	775,000	884,826
New Revolving Credit Facility	50,000	50,000
Notes payable and deferred obligations	3,618	3,618

Total long-term debt	$2,153,618	$2,386,437

7. Related Party Transactions
Conyers Park and the Transactions
In May 2019, Conyers Park II Sponsor LLC, an affiliate of Centerview Capital Management, LLC, which was Conyer
s
Park’s sponsor prior to the Merger (“CP Sponsor”)
,
purchased 11,500,000 of Conyers Park’s Class B ordinary shares for an aggregate purchase price of $25,000 in cash, or approximately $0.002 per share. In June 2019, CP Sponsor transferred 25,000 shares to each of four individuals, including a current member of the board of directors of the Company. At the time of the Closing, the 11,250,000 shares of Conyers Park Class B common stock, par value $0.0001 per share, then held by CP Sponsor and its directors automatically converted into shares of the Company’s
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

the Company’s
Class A Common Stock at $11.50 per share.
Concurrent with the execution of the Merger Agreement, Conyers Park entered into the subscription agreements with certain investors (collectively, the “Subscription Agreements”), pursuant to which, among other things, Conyers Park agreed to issue and sell in a private placement shares of Conyers Park Class A common stock for a purchase price of $10.00 per share. Certain of the Advantage Sponsors or their affiliates agreed to purchase an aggregate of 34,410,000 shares of Conyers Park Class A common stock. Conyers Park also entered into a stockholders agreement (the “Stockholders Agreement”) with CP Sponsor, Topco, and certain of the Advantage Sponsors and their affiliates (collectively, the “Stockholder Parties”). The Stockholders Agreement provides, among other things, that the Stockholder Parties agree to cast their votes such that the Company’s board of directors is constituted as set forth in the Stockholders Agreement and the Merger Agreement and will have certain rights to designate directors to the Company’s board of directors, in each case, on the terms and subject to the conditions therein. Additionally, Conyers Park entered into a Registration Rights Agreement with CP Sponsor, Topco, the Advantage Sponsors and their affiliates and the other parties thereto, pursuant to which the Company has

agreed to register for resale certain shares of Class A common stock and other equity securities that are held by the parties thereto from time to time.

Overlapping Directors
Seven members of the board of directors of the Company served as the members of the board of directors of five clients of the Company.
Until February 2, 2020, a member of the board of directors of the Company served as a member of the board of directors for a holding company of a client.
The information below details the Company’s financial relationships with those clients as of and for the periods indicated:

	Revenues				Accounts Receivable
	Three Months Ended		Six Months Ended		as of
(In thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020	June 30, 2021	December 31, 2020
Client 1	$2,071	$—	$4,495	$—	$—	$—
Client 2	—	—	—	3,866	—	—
Client 3	107	—	214	—	736	572
Client 4	116	514	333	608	5,152	4,819
Client 5	264	33	407	209	1,276	1,285
Client 6	37	66	126	171	1,041	915

Total	$2,595	$613	$5,575	$4,854	$8,205	$7,591

From June 25, 2019 until October 28, 2020, a member of the board of directors of Topco served as a member of the board of directors of another client of the Company. During the three and six months ended June 30, 2020, the Company recognized revenues of $
4.3
 million and $
9.1
 million, respectively, from this client.
Investment in Unconsolidated Affiliates
During the three months ended June 30, 2021 and 2020, the Company recognized revenues of $4.7 million and $2.6 million, respectively, from a parent company of an unconsolidated affiliate. During the six months ended June 30, 2021 and 2020, the Company recognized revenues of $9.3 million and $7.3 million, respectively, from the
 parent company of
such
 unconsolidated affiliate. Accounts receivable from this client were $1.7 million and $2.2 million as of June 30, 2021 and December 31, 2020, respectivel
y
.
8. Income Taxes
The Company’s effective income tax rates were 53.3% and 26.6% for the three months ended June 30, 2021 and 2020, respectively. The fluctuation in the effective rates during the three months ended June 30, 2021 and 2020 is caused by variations in the Company’s estimated annual effective tax rate from the respective previous quarters, changes in the income (loss) before income taxes in those periods and the impact of discrete items related to changes in statutory tax rates in certain foreign and state jurisdictions for the three months ended June 30, 2021 which resulted in a higher tax provision overall.
The Company’s effective
 tax rate was
61.5
% and
17.2
% during the six months ended June 30, 2021 and 2020, respectively. The effective tax rate is based upon the estimated income or loss before taxes for the year, by jurisdiction, and adjusted for estimated permanent tax adjustments. The fluctuation in the Company’s effective tax rate was primarily due to a difference in projected income (loss) before income taxes used in the annual effective tax rate and unfavorable permanent differences related to officers’ compensation including stock-based awards for the six months ended June 30, 2021. Also, the Company recorded discrete items during the six months ended June 30, 2021, including a valuation allowance of $1.3 million for its Mexico operations and income tax expenses of $2.3 million and $0.8 million to adjust the deferred tax liability resulting from changes in statutory tax rates in certain foreign and state jurisdictions, respectively. These discrete items resulted in a higher tax provision overall for the six months ended June 30, 2021.

9. Segments
The Company’s
 operations are organized into two reportable segments: sales and marketing. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker (i.e., the Company’s Chief Executive Officer) in deciding how to allocate resources and in assessing performance. Through the Company’s sales segment, the Company serves as a strategic intermediary between consumer goods manufacturers and retailer partners and performs critical merchandizing services on behalf of both consumer goods manufacturers and retail partners. Through the Company’s marketing segment, the Company develops and executes marketing programs for manufacturers and retailers. These reportable segments are organized by the types of services provided, similar economic characteristics, and how the Company manages its business. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein. The Company and its chief operating decision maker evaluate performance based on revenues and operating income.

(in thousands)	Sales	Marketing	Total
Three Months Ended June 30, 2021
Revenues	$561,644	$288,310	$849,954
Depreciation and amortization	$44,710	$17,964	$62,674
Operating income (loss)	$44,673	$(2,226)	$42,447
Three Months Ended June 30, 2020
Revenues	$460,239	$181,304	$641,543
Depreciation and amortization	$42,234	$16,514	$58,748
Operating income (loss)	$11,021	$(11,018)	$3

(in thousands)	Sales	Marketing	Total
Six Months Ended June 30, 2021
Revenues	$1,095,968	$545,007	$1,640,975
Depreciation and amortization	$87,274	$35,013	$122,287
Operating income	$79,822	$213	$80,035
Six Months Ended June 30, 2020
Revenues	$968,037	$552,902	$1,520,939
Depreciation and amortization	$85,341	$33,616	$118,957
Operating income (loss)	$35,215	$(3,774)	$31,441
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
USAO and FBI Voluntary Disclosure and Investigation Related to Take 5
The Company voluntarily disclosed to the United States Attorney’s Office and the Federal Bureau of Investigation certain misconduct occurring at Take 5, a line of business that the Company closed in July 2019. The Company intends to cooperate in this and any other governmental investigations that may arise in connection with the Take 5 Matter. At this time, the Company cannot predict the ultimate outcome of any investigation related to the Take 5 Matter and is unable to estimate the potential impact such an investigation may have o
n
 the Company.
Arbitration Proceedings Related to Take 5
In August 2019, as a result of the Take 5 Matter, the Company provided a written indemnification claim notice to the sellers of Take 5 (the “Take 5 Sellers”) seeking monetary damages (including interest, fees and costs) based on allegations of breach of the asset purchase agreement (the “Take 5 APA”), as well as fraud. In September 2019, the Take 5 Sellers initiated arbitration proceedings against the Company, alleging breach of the Take 5 APA as a result of the Company’s decision to terminate the operations of the Take 5 business, and seeking monetary damages equal to all unpaid earn-out
payments under the Take 5 APA (plus interest, fees and costs). In 2020, the Take 5 sellers amended their statement of claim to allege defamation, relating to statements the Company made to customers in connection with terminating the operations of the Take 5 business, and seeking monetary damages for the alleged injury to their reputation. The Company filed its response to the Take 5 Sellers’ claims, and asserted indemnification, fraud and other claims against the Take 5 Sellers as counterclaims and cross-claims in the arbitration proceedings. The Company is currently unable to estimate the potential impact related to these arbitration proceeding
s
, but the Company has retained outside counsel to represent the Company in these matters and intends to vigorously pursue the Company’s interests.
Other Legal Matters Related to Take 5
The Take 5 Matter may result in additional litigation against the Company, including lawsuits from clients, or governmental investigations, which may expose the Company to potential liability in excess of the amounts being offered by the Company as refunds to Take 5 clients. The Company is currently unable to determine the amount of any potential liability, costs or expenses (above the amounts already being offered as refunds) that may result from any lawsuits or investigations associated with the Take 5 Matter or determine whether any such issues will have any future material adverse effect on the Company’s financial position, liquidity, or results of operations. Although the Company has insurance covering certain liabilities, the insurance may not be sufficient to cover any potential liability or expenses associated with the Take 5 Matter.
11. Redeemable Noncontrolling Interest
The Company is party
 to a put and call option agreement with respect to the common securities that represent the remaining noncontrolling interest from a majority-owned subsidiary, which was established through a majority-owned international joint venture during the six months ended June 30, 2021. The put and call option agreement representing 20
% of the total outstanding noncontrolling equity interest of that subsidiary, may be exercised at the

discretion of the noncontrolling interest holder by providing written notice to the Company beginning in 2026 and expiring in 2028. The redemption value of the put and call option agreement is based on a multiple of the majority-owned subsidiary earnings before interest, taxes, depreciation and amortization subject to certain adjustments. The noncontrolling interest is subject to a put option that is outside of the Company’s control, and is presented as redeemable non-controlling interest in the temporary equity section of the Condensed Consolidated Balance Sheets. The Company recorded its redeemable noncontrolling interest at fair value on the date of the related business combination transaction and recognizes changes in the redemption value at the end of each reporting period.
The carrying value of the redeemable noncontrolling interest was $1.8 million as of June 30, 2021.

(in thousands)	2021
Beginning Balance	$—
Fair value at acquisition	1,804
Net loss attributable to redeemable noncontrolling interests	(14)
Foreign currency translation adjustment	33

Ending Balance	$1,823

12.
Stock-Based Compensation
The Company has issued nonqualified stock options, restricted stock units, and performance restricted stock units under the Advantage Solutions Inc. 2020 Incentive Award Plan (the “Plan”). As of June 30, 2021, the number of nonqualified stock options outstanding was immaterial. The Company’s restricted stock units and performance restricted stock units, as described below, are expensed and reported as non-vested shares. The Company recognized stock-based compensation expense of $
10.3
 million and $
20.2
 million in the three and six months ended June 30, 2021, respectively. The related deferred tax benefit for stock-based compensation recognized was $1.5 million and $3.1 million for the three and six months ended June 30, 2021, respectively.
Performance Restricted Stock Units
Performance restricted stock units (“PSUs”) are subject to the achievement of certain performance conditions based on the Company’s Revenue and Adjusted EBITDA targets in the respective measurement period and the recipient’s continued service to the Company. The PSUs are scheduled to vest over a three-year period from the date of grant and may vest from 0% to 150% of the number of shares set forth in the table below. The number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each aforementioned defined term for each grant have been provided in the table below.

Performance Period	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Fair Value per Share	Maximum Potential Expense to be Recognized *	Maximum Remaining Expense to be Recognized *
January 1, 2021—December 31, 2021	1,273,231	2,546,461	3,816,120	$13.22	$50,446	$40,721

*	dollars in thousands
The fair value of PSU grants was equal to the closing price of ADV stock on the date of the applicable grant
. The maximum potential expense if the Maximum Goals were met for these awards has been provided in the table above. Recognition of expense associated with performance-based stock is not permitted until achievement of the performance targets are probable of occurring.

Restricted Stock Units
Restricted stock units (“RSUs”) are subject to the recipient’s continued service to the Company. The RSUs are generally scheduled to vest over three years and are subject to the provisions of the agreement under the Plan.
During the six months ended June 30, 2021, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	—	$—
Granted	1,825,166	$13.18
Vested	41,424	$13.22
Forfeited	78,816	$13.33

Outstanding at June 30, 2021	1,704,926	$13.17

As of June 30, 2021, the total remaining unrecognized compensation cost related to RSUs amounted to $15.9 million, which will be amortized over the weighted-average remaining requisite service periods of 2.5 years.
13. Earnings Per Share
The Company calculates earnings per share using a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) attributable to stockholders of the Company by the weighted-average shares of common stock outstanding without the consideration for potential dilutive shares of common stock. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding share option awards, non-vested
share awards, common stock warrants, and Performance Shares (as defined below). Diluted earnings per share is computed by dividing the net income by the weighted-average number of common share equivalents outstanding for the period determined using the treasury stock method and if-converted
method, as applicable. During periods of net loss, diluted loss per share is equal to basic loss per share because the antidilutive effect of potential common shares is disregarded. As a result of the Transactions, the Company has retrospectively adjusted the weighted-average number of common shares outstanding prior to October 28, 2020 by multiplying them by the exchange ratio used to determine the number of common shares into which they converted.

The following is a reconciliation of basic and diluted net earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and earnings per share data)	2021	2020	2021	2020
Basic earnings per share computation:
Numerator:
Net income (loss) attributable to stockholders of Advantage Solutions Inc.	$6,121	$(37,404)	$6,005	$(59,112)
Denominator:
Weighted average common shares—basic	318,464,596	203,750,000	318,035,355	203,750,000

Basic earnings (loss) per common share	$0.02	$(0.18)	$0.02	$(0.29)

Diluted earnings per share computation:
Numerator:
Net income (loss) attributable to stockholders of Advantage Solutions Inc.	$6,121	$(37,404)	$6,005	$(59,112)
Change in fair value of warrant liability	(7,059)	—	(1,533)	—

Numerator for diluted earnings per share	(938)	(37,404)	4,472	(59,112)
Denominator:
Weighted average common shares outstanding	318,464,596	203,750,000	318,035,355	203,750,000
RSUs and PSUs	3,457,299	—	3,207,047	—
Public and private placement warrants	1,276,669	—	29,527	—
Employee stock purchase plan and stock options	95,709	—	78,216	—

Weighted average common shares—diluted	323,294,273	203,750,000	321,350,145	203,750,000

Diluted earnings (loss) per common share	$0.00	$(0.18)	$0.01	$(0.29)

During periods of net loss, diluted loss per share is equal to basic loss per share because the antidilutive effect of potential common shares is disregarded.
As part of the Transactions, 5,000,000 shares of Class A common stock were issued to Topco at Closing (the “Performance Shares”), which were subject to vesting upon satisfaction of a market performance condition for any period of 20 trading days out of 30 consecutive trading days during the five-year period after the Closing. Topco was not able to vote or sell such shares until vesting. The Performance Shares vested on January 15, 2021, when the closing price for the Class A common stock exceeded $12.00 per share for 20 trading days out of 30 consecutive trading days and were included in the June 30, 2021 earnings per share calculation.
The Company had
18,578,325
 warrants, including
7,333,333
 private placement warrants held by CP Sponsor, to purchase Class A common stock at $
11.50
 per share outstanding at the Closing, and
5,000
 warrants were exercised during the six months ended June 30, 2021.
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
Through our sales segment, which generated approximately 66.8% and 63.6% of our total revenues in the six months ended June 30, 2021 and 2020, respectively, we offer headquarter sales representation services to consumer goods manufacturers, for whom we prepare and present to retailers a business case to increase distribution of manufacturers’ products and optimize how they are displayed, priced and promoted. We also make in-store
merchandising visits for both manufacturer and retailer clients to ensure the products we represent are adequately stocked and properly displayed.
Through our marketing segment, which generated approximately 33.2% and 36.4% of our total revenues in the six months ended June 30, 2021 and 2020, respectively, we help brands and retailers reach consumers through two main categories within the marketing segment. The first and largest category is our retail experiential business, also known as in-store
sampling or demonstrations, where we manage highly customized large-scale sampling programs (both in-store
and online) for leading retailers. The second category is our collection of specialized agency services, in which we provide private label services to retailers and develop granular marketing programs for brands and retailers through our shopper, consumer and digital marketing agencies.
Business Combination with Conyers Park
On September 7, 2020, Advantage Solutions Inc., now known as ASI Intermediate Corp. (“ASI”), entered into an agreement and plan of merger (as amended, modified, supplemented or waived, the “Merger Agreement”), with Conyers Park II Acquisition Corp., a Delaware corporation now known as Advantage Solutions Inc. (“Conyers Park”), CP II Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Conyers Park (“Merger Sub”), and Karman Topco L.P., then the parent company of ASI (“Topco”).
In September 2020 and in connection with its entry into the Merger Agreement, Conyers Park entered into subscription agreements (collectively, the “Subscription Agreements”) pursuant to which certain investors, including participating equity holders of Topco (the “Advantage Sponsors”), agreed to purchase Class A Common Stock of Conyers Park (“Common Stock”) at a purchase price of $10.00 per share (the “PIPE Investment”).
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

Holders of 32,114,818 shares of Common Stock sold in Conyers Park’s initial public offering properly exercised their right to have such shares redeemed for a full pro rata portion of the trust account holding the proceeds therefrom, calculated as of two business days prior to the Closing Date, equal to $10.06 per share, or $323.1 million in the aggregate (collectively, the “Redemptions”).
As a result of the Merger, among other things, pursuant to the Merger Agreement, Conyers Park issued to Topco, as sole stockholder of ASI prior to the Merger, aggregate consideration equal to (a) 203,750,000 shares of Common Stock, and (b) 5,000,000 shares of Common Stock that vested upon achievement of a market performance condition on January 15, 2021 (the “Performance Shares”). After giving effect to the Transactions, the Redemptions, and the consummation of the PIPE Investment, there were 313,425,182 shares of Common Stock issued and outstanding as of the Closing Date, excluding the Performance Shares. The Common Stock and outstanding warrants of Conyers Park (renamed “Advantage Solutions Inc.” following the Transactions) commenced trading on the Nasdaq Global Select Market under the symbols “ADV” and “ADVWW”, respectively, on October 29, 2020.
As noted above, an aggregate of $323.1 million was paid from the Conyers Park’s trust account to holders in connection with the Redemptions, and the remaining balance immediately prior to the closing of the Transactions of approximately $131.2 million remained in the trust account. The remaining amount in the trust account was used to fund the Transactions, including the entry into the New Senior Secured Credit Facilities (as defined below).
In connection with the Merger, ASI repaid and terminated $3.3 billion of debt arrangements under its First Lien Credit Agreement, Second Lien Credit Agreement, and accounts receivable securitization facility (the “AR Facility”) that existed in 2020 (collectively, the “Prior Credit Facilities”) with incremental costs of $86.8 million. This amount was repaid by ASI through a combination of (i) cash on hand, (ii) proceeds from certain private investments in Common Stock, (iii) the entry by Advantage Sales & Marketing Inc., a wholly owned subsidiary of ASI, into (a) a new senior secured asset-based revolving credit facility, which permits borrowing in an aggregate principal amount of up to $400.0 million, subject to borrowing base capacity (the “New Revolving Credit Facility”), of which $100.0 million of principal amount was borrowed as of October 28, 2020, and (b) a new secured first lien term loan credit facility in an aggregate principal amount of $1.325 billion (the “New Term Loan Facility” and, together with the New Revolving Credit Facility, the “New Senior Secured Credit Facilities”), and (iv) the issuance by Advantage Solutions FinCo LLC, a direct subsidiary of Advantage Sales & Marketing Inc. (“Finco”), of $775.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2028 (the “Notes”).
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
COVID-19
impacted operations.

These measures to prevent the spread of
COVID-19
have adversely impacted certain areas of our business operations, including our in-store
sampling, foodservice and international businesses. Most notably, we temporarily suspended all in-store
sampling in all U.S. locations starting in March and April of 2020 as well as in certain international locations. While the restrictions relating to in-store
sampling services materially and adversely affected our results of operations during the year ended December 31, 2020 and the six months ended June 30, 2021, we have started to re-open
in-store
sampling activities in certain retailers in certain geographies on a prudent, phased basis, and we have been successful in growing other adjacent services in our experiential marketing business such as online grocery pick-up
sampling and virtual product demonstrations, both of which have seen increased adoption and demand. While not back to pre-pandemic
levels, more recently, we have seen growth in our foodservice business, which was impacted by lower away-from-home demand on various channels, including restaurants, education and travel and lodging. Additionally, our international business has started to show growth after restrictions were lifted on activity in the various international geographies in which we operate.
During the year ended December 31, 2020 and the six months ended June 30, 2021, we experienced a positive impact in our headquarter sales and private label services where, due to the large increase in consumer purchases at retail to support incremental at-home
consumption, our operations have experienced a favorable increase in volume and demand. Additionally, our
e-commerce
services have benefited due to the increase in consumer purchasing with online retailers.
These differing impacts are reflected in our financial results for the six months ended June 30, 2021, which show that compared to the six months ended June 30, 2020:

•	our sales segment revenues, operating income, and Adjusted EBITDA increased 13.2%, 126.7%, and 3.0%, respectively, and;

•	our market segment revenues and operating income decreased 1.4% and 105.6%, respectively, and Adjusted EBITDA increased 20.0%.
We expect the ultimate significance of the impact of the pandemic on our financial condition, results of operations and cash flows will be dictated by the length of time that such circumstances continue and any future restrictions imposed on our business and operations, which will depend on the currently unknowable extent and duration of the
COVID-19
pandemic and the nature and effectiveness of governmental, commercial and personal actions taken in response. We believe the impact of the pandemic will decrease in the second half of 2021 as businesses and individuals choose to have more in-person
activities.
Summary
Our financial performance for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 includes:

•	revenues increasing by $208.4 million, or 32.5%, to $849.9 million;

•	operating income increasing from zero to $42.4 million;

•	net income increasing by $43.6 million, or 115.2%, to $5.8 million;

•	Adjusted Net Income increasing by $2.6 million, or 6.7%, to $41.4 million; and

•	Adjusted EBITDA increasing by $9.9 million, or 8.9%, to $121.9 million.
Our financial performance for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 includes:

•	revenues increasing by $120.0 million, or 7.9%, to $1,640.9 million;

•	operating income increasing by $48.6 million, or 154.6%, to $42.4 million;

•	net income increasing by $63.2 million, or 106.2%, to $5.2 million;

•	Adjusted Net Income increasing by $22.0 million, or 33.5%, to $87.7 million; and

•	Adjusted EBITDA increasing by $15.0 million, or 6.9%, to $233.4 million.
During the six months ended June 30, 2021, we acquired three sales businesses. The aggregate purchase price for these three acquisitions was $27.0 million, of which $20.4 million was paid in cash, $5.1 million in contingent consideration and $1.4 million in holdback.
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

•
Acquisitions.
 We have grown and expect to continue to grow our business in part by acquiring quality businesses, both domestic and international. In December 2017, we completed the acquisition of Daymon Worldwide Inc., a leading provider of private label development and management, merchandising and experiential marketing services. In addition to the Daymon acquisition, we have completed 66 acquisitions from January 2014 to June 30, 2021, ranging in purchase prices from approximately $0.3 million to $98.5 million. Many of our acquisition agreements include contingent consideration arrangements, which are described below. We have completed acquisitions at what we believe are attractive purchase prices and have regularly structured our agreements to result in the generation of long-lived tax assets, which have in turn reduced our effective purchase prices when incorporating the value of those tax assets. We continue to look for strategic and tuck-in
acquisitions that can be completed at attractive purchase prices.

•
Contingent Consideration.
 Many of our acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of financial performance thresholds by the operations attributable to the acquired businesses. The contingent consideration arrangements are based upon our valuations of the acquired businesses and are intended to share the investment risk with the sellers of such businesses if projected financial results are not achieved. The fair values of these contingent consideration arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent consideration payments as part of the initial purchase price. We review and assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from our initial estimates. Changes in the estimated fair value of contingent consideration liabilities related to the time component of the present value calculation are reported in “Interest expense, net.” Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

•
Depreciation and Amortization.
 As a result of the acquisition of our business by Topco on July 25, 2014 (the “2014 Topco Acquisition”), we acquired significant intangible assets, the value of which is amortized, on a straight-line basis, over 15 years from the date of the 2014 Topco Acquisition, unless determined to be indefinite-lived. The amortization of such intangible assets recorded in our consolidated financial statements has a significant impact on our operating income (loss) and net income (loss). Our historical acquisitions have increased, and future acquisitions likely will increase, our intangible assets. We do not believe the amortization expense associated with the intangibles created from our purchase accounting adjustments reflect a material economic cost to our business. Unlike depreciation expense which has an economic cost reflected by the fact that we must re-invest
in property and equipment to maintain the asset base delivering our results of operations, we do not have any capital re-investment
requirements associated with the acquired intangibles, such as client relationships and trade names, that comprise the majority of the finite-lived intangibles that create our amortization expense.

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

How We Assess the Performance of Our Business
Revenues
Revenues related to our sales segment are primarily comprised of commissions, fee-for-service
and cost-plus fees for providing retail merchandising services, category and space management, headquarter relationship management, technology solutions and administrative services. A small portion of our arrangements include performance incentive provisions, which allow us to earn additional revenues on our performance relative to specified quantitative or qualitative goals. We recognize the incentive portion of revenues under these arrangements when the related services are transferred to the customer.
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
Other (Income) Expenses
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

Interest Expense
Interest expense relates primarily to borrowings under our first lien credit agreement and second lien credit agreement, which were paid off in connection with the Merger, and New Senior Secured Credit Facilities as described below. See “ —
Liquidity and Capital Resources
.”
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
As a result of the 2014 Topco Acquisition, we acquired significant intangible assets, the value of which is amortized, on a straight-line basis, over 15 years from the date of the 2014 Topco Acquisition, unless determined to be indefinite-lived. We recognized a non-cash
intangible asset impairment charge of $580.0 million during the year ended December 31, 2018, related to our sales trade name resulting from the 2014 Topco Acquisition considered to be indefinite lived. The impairment charge has been reflected in “Impairment of goodwill and indefinite-lived assets” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), in addition to a $652.0 million non-cash
goodwill impairment charge in the sales reporting unit.
Depreciation Expense
Depreciation expense relates to the property and equipment that we own, which represented less than 1% of our total assets at June 30, 2021.
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
Adjusted Net Income
Adjusted Net Income is a
non-GAAP
financial measure. Adjusted Net Income means net income (loss) before (i) impairment of goodwill and indefinite-lived assets, (ii) amortization of intangible assets, (iii) equity based compensation of Topco and Advantage Sponsors’ management fee, (iv) changes in fair value of warrant liability, (v) fair value adjustments of contingent consideration related to acquisitions, (vi) acquisition-related expenses, (vii) costs associated with
COVID-19,
net of benefits received, (viii) EBITDA for economic interests in investments, (ix) restructuring expenses, (x) litigation expenses, (xi) (Recovery from) loss on Take 5, (xii) deferred financing fees, (xiii) costs associated with the Take 5 Matter, (xiv) other adjustments that management believes are helpful in evaluating our operating performance and (xv) related tax adjustments.

We present Adjusted Net Income because we use it as a supplemental measure to evaluate the performance of our business in a way that also considers our ability to generate profit without the impact of items that we do not believe are indicative of our operating performance or are unusual or infrequent in nature and aid in the comparability of our performance from period to period. Adjusted Net Income should not be considered as an alternative for net income (loss), our most directly comparable measure presented on a GAAP basis.
Adjusted EBITDA and Adjusted EBITDA by Segment
Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP
financial measures of our operating performance. Adjusted EBITDA means net income (loss) before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) equity based compensation of Topco and Advantage Sponsors’ management fee, (vii) changes in fair value of warrant liability, (viii) stock-based compensation expense, (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition-related expenses, (xi) costs associated with
COVID-19,
net of benefits received, (xii) EBITDA for economic interests in investments, (xiii) restructuring expenses, (xiv) litigation expenses, (xv) (Recovery from) loss on Take 5, (xvi) costs associated with the Take 5 Matter and (xvii) other adjustments that management believes are helpful in evaluating our operating performance.
We present Adjusted EBITDA and Adjusted EBITDA by segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain noncash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to Adjusted EBITDA. Neither Adjusted EBITDA nor Adjusted EBITDA by segment should be considered as an alternative for net income (loss), for our most directly comparable measure presented on a GAAP basis.

Results of Operations for the Three and Six Months Ended June 30, 2021 and 2020
The following table sets forth items derived from the Company’s consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 in dollars and as a percentage of total revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2021		2020		2021		2020
Revenues	$849,954	100.0%	$641,543	100.0%	$1,640,975	100.0%	$1,520,939	100.0%
Cost of revenues	698,226	82.1%	509,923	79.5%	1,351,565	82.4%	1,256,616	82.6%
Selling, general, and administrative expenses	46,607	5.5%	80,569	12.6%	87,088	5.3%	121,625	8.0%
Recovery from Take 5	—	0.0%	(7,700)	(1.2)%	—	0.0%	(7,700)	(0.5)%
Depreciation and amortization	62,674	7.4%	58,748	9.2%	122,287	7.5%	118,957	7.8%

Total expenses	807,507	95.0%	641,540	100.0%	1,560,940	95.1%	1,489,498	97.9%

Operating income	42,447	5.0%	3	0.0%	80,035	4.9%	31,441	2.1%
Other (income) expenses:
Change in fair value of warrant liability	(7,059)	(0.8)%	—	0.0%	(1,533)	(0.1)%	—	0.0%
Interest expense, net	37,189	4.4%	51,521	8.0%	68,054	4.1%	103,315	6.8%

Total other (income) expenses	30,130	3.5%	51,521	8.0%	66,521	4.1%	103,315	6.8%
Income (loss) before income taxes	12,317	1.4%	(51,518)	(8.0)%	13,514	0.8%	(71,874)	(4.7)%
Provision for (benefit from) income taxes	6,563	0.8%	(13,704)	(2.1)%	8,306	0.5%	(12,337)	(0.8)%

Net income (loss)	$5,754	0.7%	$(37,814)	(5.9)%	$5,208	0.3%	$(59,537)	(3.9)%

Other Financial Data
Adjusted Net Income (1)	$41,397	4.9%	$38,802	6.0%	$87,661	5.3%	$65,651	4.3%
Adjusted EBITDA (1)	$121,971	14.4%	$112,044	17.5%	$233,399	14.2%	$218,395	14.4%

(1)
Adjusted Net Income and Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA and reconciliations of net income (loss) to Adjusted Net Income and Adjusted EBITDA, see “
—Non-GAAP
 Financial Measures
.”

Comparison of the Three Months Ended June 30, 2021 and 2020
Revenues

	Three Months Ended June 30,		Change
(amounts in thousands)	2021	2020	$	%
Sales	$561,644	$460,239	$101,405	22.0%
Marketing	288,310	181,304	107,006	59.0%

Total revenues	$849,954	$641,543	$208,411	32.5%

Total revenues increased by $208.4 million, or 32.5%, during the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.
The sales segment revenues increased $101.4 million, of which $3.7 million were revenues from acquired businesses during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Excluding revenues from acquired businesses and favorable foreign exchange rates of $10.4 million, the segment experienced an increase of $87.3 million in organic revenues primarily due to growth in our retail merchandising services where we benefitted from expansions with existing and new clients and our international and foodservice businesses which experienced recoveries from temporary reductions as a result of the
COVID-19
pandemic. The growth was offset by reduction in our headquarter sales where, due to the large increase in consumer purchases at retail to support incremental at-home
consumption, our operations had experienced a favorable increase in volume and demand in the prior year.

The marketing segment revenues increased $107.0 million during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, which includes revenues of $3.1 million from acquired businesses. Excluding revenues from acquired businesses and favorable foreign exchange rates of $2.1 million, the segment experienced an increase of $101.8 million in organic revenues. The increase in revenues was primarily due to an increase in our in-store
sampling services from gradually lifting temporary suspensions as a result of recovery from the
COVID-19
pandemic and continued growth in our digital marketing services.
Cost of Revenues
Cost of revenues as a percentage of revenues for the three months ended June 30, 2021 was 82.1%, as compared to 79.5% for the three months ended June 30, 2020. The increase as a percentage of revenues was largely attributable to the change in the revenue mix of our services as a result of recoveries from the
COVID-19
pandemic and investment to stand up associates on behalf of clients to restart services which were dormant during
COVID-19.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenues for the three months ended June 30, 2021 was 5.5%, as compared to 12.6% for the three months ended June 30, 2020. The decrease as a percentage of revenues for the three months ended June 30, 2021 was primarily attributable to $39.6 million decrease in restructuring charges primarily associated with terminating certain office leases, $2.1 million decrease in acquisition-related expenses, partially offset by $9.0 million increase in stock-based compensation expense related to issuance of performance restricted stock units (“PSUs”) and restricted stock units (“RSUs”) with respect to our Class A common stock under the Advantage Solutions Inc. 2020 Incentive Award Plan (the “2020 Plan”).
Depreciation and Amortization Expense
Depreciation and amortization expense increased $3.9 million, or 6.7%, to $62.7 million for the three months ended June 30, 2021, from $58.7 million for the three months June 30, 2020. The increase is primarily due to increase in depreciation expenses from our internally developed software and additional amortization of intangibles assets from acquisitions.
Operating Income

	Three Months Ended June 30,		Change
(amounts in thousands)	2021	2020	$	%
Sales	$44,673	$11,021	$33,652	305.3%
Marketing	(2,226)	(11,018)	8,792	(79.8)%

Total operating income	$42,447	$3	$42,444	*

*	Not meaningful
In the sales segment, the increase in operating income during the three months ended June 30, 2021 was primarily attributable to growth in revenues as described above together with the decrease in restructuring charges primarily associated with terminating certain office leases and the change in fair value adjustments related to contingent consideration.
In the marketing segment, the increase in operating income during the three months ended June 30, 2021 was primarily attributable to the decrease in restructuring charges primarily associated with terminating certain office leases, partially offset by the change in fair value adjustments related to contingent consideration and recovery from Take 5 as described above.

Change in Fair Value of Warrant Liability
Change in fair value of warrant liability represents $7.1 million of non-cash
gain resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the three months ended June 30, 2021. Fair value adjustments are based on the input assumptions used in the Black-Scholes option pricing model, including our Class A common stock price at the end of the reporting period, the implied volatility or other inputs to the model and the number of private placement warrants outstanding, which may vary from period to period.
Interest Expense, net
Interest expense decreased $14.3 million, or 27.8%, to $37.2 million for the three months ended June 30, 2021, from $51.5 million for the three months ended June 30, 2020. The decrease in interest expense, net was primarily due to the decrease in total debt as a result of the Transactions.
Provision for (benefit from) Income Taxes
Provision for income taxes was $6.6 million for the three months ended June 30, 2021 as compared to a benefit from income taxes of $13.7 million for the three months ended June 30, 2020. The fluctuation was primarily attributable to the greater pre-tax
income, unfavorable permanent book/tax differences related to officers’ compensation including stock based awards and discrete items recorded for the three months ended June 30, 2021 related to the remeasurement of deferred tax liabilities in the UK and US state jurisdictions due to income tax rate changes.
Net Income
Net income was $5.8 million for the three months ended June 30, 2021, compared to net loss of $37.8 million for the three months ended June 30, 2020. The increase in net income was primarily driven by the increase in operating income and decrease in interest expense as a result of the consummation of the Transactions and the fair value adjustment of warrant liability partially offset by unfavorable variance associated with the provision for income taxes as described above.
Adjusted Net Income
The increase in Adjusted Net Income for the three months ended June 30, 2021 was attributable to the decrease in interest expense as a result of the consummation of the Transactions and increase in provision for income taxes. For a reconciliation of Adjusted Net Income to Net income (loss), see “ —
Non-GAAP
Financial Measures.”
Adjusted EBITDA and Adjusted EBITDA by Segment

	Three Months Ended June 30,		Change
(amounts in thousands)	2021	2020	$	%
Sales	$89,523	$90,020	$(497)	(0.6)%
Marketing	32,448	22,024	10,424	47.3%

Total Adjusted EBITDA	$121,971	$112,044	$9,927	8.9%

Adjusted EBITDA increased $9.9 million, or 8.9%, to $122.0 million for the three months ended June 30, 2021, from $112.0 million for the three months ended June 30, 2020.
The increase in Adjusted EBITDA was primarily attributable to the growth in revenues as described above. For a reconciliation of Adjusted EBITDA to net income, see “—
Non-GAAP
Financial Measures
.”

Comparison of the Six Months Ended June 30, 2021 and 2020
Revenues

	Six Months Ended June 30,		Change
(amounts in thousands)	2021	2020	$	%
Sales	$1,095,968	$968,037	$127,931	13.2%
Marketing	545,007	552,902	(7,895)	(1.4)%

Total revenues	$1,640,975	$1,520,939	$120,036	7.9%

Total revenues increased by $120.0 million, or 7.9%, during the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.
The sales segment revenues increased $127.9 million, of which $6.1 million were revenues from acquired businesses during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. Excluding revenues from acquired businesses and favorable foreign exchange rates of $17.1 million, the segment experienced an increase of $104.7 million in organic revenues primarily due to growth in our headquarter and retail merchandising services where we benefitted from expansions with existing and new clients and an increase in eat-at-home
consumption due to the
COVID-19
pandemic, expansion in our
e-commerce
services, and our European businesses which experienced recoveries from temporary reductions as a result of the
COVID-19
pandemic.
The marketing segment revenues declined $7.9 million during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020, which includes revenues of $7.0 million from acquired businesses. Excluding revenues from acquired businesses and favorable foreign exchange rates of $4.2 million, the segment experienced a decline of $19.1 million in organic revenues. The slight decrease in revenues was primarily due to the gradual lifting of temporary suspensions or reductions of certain in-store
sampling services as a result of the
COVID-19
pandemic partially offset by continued growth in our digital marketing services.
Cost of Revenues
Cost of revenues as a percentage of revenues for the six months ended June 30, 2021 was 82.4%, as compared to 82.6% for the six months ended June 30, 2020, which is consistent year over year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses as a percentage of revenues for the six months ended June 30, 2021 was 5.3%, as compared to 8.0% for the six months ended June 30, 2020. The decrease as a percentage of revenues for the six months ended June 30, 2021 was primarily attributable to $36.6 million decrease in restructuring charges primarily associated with terminating certain office leases, $12.5 million decrease in equity-based compensation expense associated with our Common Series D Units, and $5.7 million of the change in fair value adjustments related to contingent consideration, partially offset by $17.6 million of stock-based compensation expense related to issuance of PSUs and RSUs with respect to our Class A common stock under the 2020 Plan.
Depreciation and Amortization Expense
Depreciation and amortization expense increased $3.3 million, or 2.8%, to $122.3 million for the six months ended June 30, 2021, from $119.0 million for the six months June 30, 2020. The increase is primarily due to additional amortization expenses of intangibles from acquisitions.

Operating Income

	Six Months Ended June 30,		Change
(amounts in thousands)	2021	2020	$	%
Sales	$79,822	$35,215	$44,607	126.7%
Marketing	213	(3,774)	3,987	(105.6)%

Total operating income	$80,035	$31,441	$48,594	154.6%

In the sales segment, the increase in operating income during the six months ended June 30, 2021 was primarily attributable to growth in revenues as described above together with our cost saving initiatives in response to
COVID-19
pandemic.
In the marketing segment, the increase in operating income during the six months ended June 30, 2021 was primarily attributable to growth in revenues and the cost saving initiatives in response to
COVID-19
pandemic, partially offset by recovery from Take 5 as described above.
Change in Fair Value of Warrant Liability
Change in fair value of warrant liability represents $1.5 million of non-cash
gain resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the six months ended June 30, 2021. Fair value adjustment are based on the input assumptions used in the Black-Scholes option pricing model, including our Class A common stock price at the end of the reporting period, the implied volatility or other inputs to the model and the number of private placement warrants outstanding, which may vary from period to period.
Interest Expense, net
Interest expense decreased $35.3 million, or 34.1%, to $68.1 million for the six months ended June 30, 2021, from $103.3 million for the six months ended June 30, 2020. The decrease in interest expense, net was primarily due to the decrease in total debt as a result of the Transactions.
Provision for (benefit from) Income Taxes
Provision for income taxes was $8.3 million for the six months ended June 30, 2021 as compared to a benefit from income taxes of $12.3 million for the six months ended June 30, 2020. The fluctuation was primarily attributable to the greater pre-tax
income, unfavorable permanent differences related to officers’ compensation including stock based awards and discrete items recorded for the six months ended June 30, 2021 related to valuation allowance for the Company’s Mexico operations and the remeasurement of deferred tax liabilities in the UK and US state jurisdictions due to income tax rate changes.
Net Income
Net income was $5.2 million for the six months ended June 30, 2021, compared to net loss of $59.5 million for the six months ended June 30, 2020. The increase in net income was primarily driven by the increase in operating income and decrease in interest expense as a result of the consummation of the Transactions partially offset by unfavorable variances associated with the provision for income taxes as described above.
Adjusted Net Income
The increase in Adjusted Net Income for the six months ended June 30, 2021 was attributable to the decrease in interest expense as a result of the consummation of the Transactions and increase in provision for income taxes. For a reconciliation of Adjusted Net Income to Net income (loss), see “—
Non-GAAP
Financial Measures.”

Adjusted EBITDA and Adjusted EBITDA by Segment

	Six Months Ended June 30,		Change
(amounts in thousands)	2021	2020	$	%
Sales	$173,600	$168,583	$5,017	3.0%
Marketing	59,799	49,812	9,987	20.0%

Total Adjusted EBITDA	$233,399	$218,395	$15,004	6.9%

Adjusted EBITDA increased $15.0 million, or 6.9%, to $233.4 million for the six months ended June 30, 2021, from $218.4.0 million for the six months ended June 30, 2020.
The increase in Adjusted EBITDA was primarily attributable to the growth in revenues as described above. For a reconciliation of Adjusted EBITDA to net income, see “—
Non-GAAP
Financial Measures
.”

Non-GAAP Financial
Measures
Adjusted Net Income is a
non-GAAP
financial measure. Adjusted Net Income means net income (loss) before (i) impairment of goodwill and indefinite-lived assets, (ii) amortization of intangible assets, (iii) equity based compensation of Topco and Advantage Sponsors’ management fee, (iv) change in fair value of warrant liability, (v) fair value adjustments of contingent consideration related to acquisitions, (vi) acquisition-related expenses, (vii) costs associated with
COVID-19,
net of benefits received, (viii) EBITDA for economic interests in investments, (ix) restructuring expenses, (x) litigation expenses, (xi) (Recovery from) loss on Take 5, (xii) deferred financing fees, (xiii) costs associated with the Take 5 Matter, (xiv) other adjustments that management believes are helpful in evaluating our operating performance and (xv) related tax adjustments.
We present Adjusted Net Income because we use it as a supplemental measure to evaluate the performance of our business in a way that also considers our ability to generate profit without the impact of items that we do not believe are indicative of our operating performance or are unusual or infrequent in nature and aid in the comparability of our performance from period to period. Adjusted Net Income should not be considered as an alternative for our Net income (loss), our most directly comparable measure presented on a GAAP basis.
A reconciliation of Adjusted Net Income to Net income (loss) is provided in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Net income (loss)	$5,754	$(37,814)	$5,208	$(59,537)
Less: Net loss attributable to noncontrolling interest	(367)	(410)	(797)	(425)
Add:
Equity based compensation of Topco and Advantage Sponsors’ management fee (a)	(1,642)	4,184	(4,456)	8,021
Change in fair value of warrant liability	(7,059)	—	(1,533)	—
Fair value adjustments related to contingent consideration related to acquisitions (c)	3,598	4,128	2,555	8,223
Acquisition-related expenses (d)	2,797	4,861	7,943	10,390
Restructuring expenses (e)	6,934	46,565	11,030	47,663
Litigation expenses (f)	—	2,500	(818)	2,604
Amortization of intangible assets (g)	49,172	47,652	98,610	95,498
Costs associated with COVID-19, net of benefits received (h)	(3,328)	(1,019)	(2,035)	(19)
Recovery from Take 5	—	(7,700)	—	(7,700)
Costs associated with the Take 5 Matter (i)	1,310	661	2,211	1,600
Tax adjustments related to non-GAAP adjustments (j)	(16,506)	(25,626)	(31,851)	(41,517)

Adjusted Net Income	$41,397	$38,802	$87,661	$65,651

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP
financial measures of our operating performance. Adjusted EBITDA means net income (loss) before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) equity based compensation of Topco and Advantage Sponsors’ management fee, (vii) change in fair value of warrant liability, (viii) stock-based compensation expense, (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition-related expenses, (xi) costs associated with
COVID-19,
net of benefits received, (xii) EBITDA for economic interests in investments, (xiii) restructuring expenses, (xiv) litigation expenses, (xv) (Recovery from) loss on Take 5, (xvi) costs associated with the Take 5 Matter and (xvii) other adjustments that management believes are helpful in evaluating our operating performance.

We present Adjusted EBITDA and Adjusted EBITDA by segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain noncash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to Adjusted EBITDA. Neither Adjusted EBITDA nor Adjusted EBITDA by segment should be considered as an alternative for our Net income (loss), our most directly comparable measure presented on a GAAP basis.
A reconciliation of Adjusted EBITDA to Net income (loss) is provided in the following table:
Consolidated

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Net income (loss)	$5,754	$(37,814)	$5,208	$(59,537)
Add:
Interest expense, net	37,189	51,521	68,054	103,315
Provision for income taxes	6,563	(13,704)	8,306	(12,337)
Depreciation and amortization	62,674	58,748	122,287	118,957
Equity based compensation of Topco and Advantage Sponsors’ management fee (a)	(1,642)	4,184	(4,456)	8,021
Change in fair value of warrant liability	(7,059)	—	(1,533)	—
Stock based compensation expense (b)	8,988	—	17,643	—
Fair value adjustments related to contingent consideration related to acquisitions (c)	3,598	4,128	2,555	8,223
Acquisition-related expenses (d)	2,797	4,861	7,943	10,390
EBITDA for economic interests in investments (k)	(1,807)	(887)	(2,996)	(2,785)
Restructuring expenses (e)	6,934	46,565	11,030	47,663
Litigation expenses (f)	—	2,500	(818)	2,604
Costs associated with COVID-19, net of benefits received (h)	(3,328)	(1,019)	(2,035)	(19)
Recovery from Take 5	—	(7,700)	—	(7,700)
Costs associated with the Take 5 Matter (i)	1,310	661	2,211	1,600

Adjusted EBITDA	$121,971	$112,044	$233,399	$218,395

Financial information by segment, including a reconciliation of Adjusted EBITDA by segment to operating income, the closest GAAP financial measure, is provided in the following table:
Sales Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Operating income	$44,673	$11,021	$79,822	$35,215
Add:
Depreciation and amortization	44,710	42,234	87,274	85,341
Equity based compensation of Topco and Advantage Sponsors’ management fee (a)	(678)	3,538	(2,516)	6,737
Stock based compensation expense (b)	4,730	—	9,424	—
Fair value adjustments related to contingent consideration related to acquisitions (c)	(5,027)	4,128	(4,249)	8,440
Acquisition-related expenses (d)	2,280	4,081	5,600	8,237
EBITDA for economic interests in investments (k)	(2,110)	(1,338)	(3,597)	(3,409)
Restructuring expenses (e)	1,176	23,326	1,956	24,078
Litigation expenses (f)	—	2,500	(516)	2,604
Costs associated with COVID-19, net of benefits received (h)	(231)	530	402	1,340

Sales Segment Adjusted EBITDA	$89,523	$90,020	$173,600	$168,583

Marketing Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(in thousands)
Operating (loss) income	$(2,226)	$(11,018)	$213	$(3,774)
Add:
Depreciation and amortization	17,964	16,514	35,013	33,616
Equity based compensation of Topco and Advantage Sponsors’ management fee (a)	(964)	646	(1,940)	1,284
Stock based compensation expense (b)	4,258	—	8,219	—
Fair value adjustments related to contingent consideration related to acquisitions (c)	8,625	—	6,804	(217)
Acquisition-related expenses (d)	517	780	2,343	2,153
EBITDA for economic interests in investments (k)	303	451	601	624
Restructuring expenses (e)	5,758	23,239	9,074	23,585
Litigation expenses (f)	—	—	(302)	—
Costs associated with COVID-19, net of benefits received (h)	(3,097)	(1,549)	(2,437)	(1,359)
Recovery from Take 5	—	(7,700)	—	(7,700)
Costs associated with the Take 5 Matter (i)	1,310	661	2,211	1,600

Marketing Segment Adjusted EBITDA	$32,448	$22,024	$59,799	$49,812

(a)
Represents the management fees and reimbursements for expenses paid to certain of the Advantage Sponsors (or certain of the management companies associated with it or its advisors) pursuant to a management services agreement in the three and six months ended June 30, 2021 and 2020. Also represents expenses related to (i) equity-based compensation expense associated with grants of Common Series D Units of Topco made to one of the Advantage Sponsors, (ii) equity-based compensation expense associated with the Common Series C Units of Topco as a result of the Transactions, (iii) compensation amounts associated with the Company’s Management Incentive Plan originally scheduled for potential payment March 2022 that were accelerated and terminated as part of the Transactions, and (iv) compensation amounts associated with the anniversary payments to Tanya Domier. Certain of Ms. Domier’s anniversary payments were accelerated as part of the Transactions.

(b) Represents
non-cash
compensation expense related to issuance of PSUs, RSUs, stock options and ESPP under the 2020 plan.
(c)
Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions, excluding the present value accretion recorded in interest expense, net, for the applicable periods. See Note 6—Fair Value of Financial Instruments to our unaudited condensed financial statements for the three and six months ended June 30, 2021 and 2020.

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
COVID-19
relief.

(i)
Represents $1.3 million, $2.2 million, $0.7 million, and $1.6 million of costs associated with investigation and remediation activities related to the Take 5 Matter, primarily, professional fees and other related costs, respectively for the three and six months ended June 30, 2021 and 2020, respectively.

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
Cash Flows
A summary of our cash operating, investing and financing activities are shown in the following table:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$55,924	$234,427
Net cash used in investing activities	(33,384)	(66,814)
Net cash (used in) provided by financing activities	(64,489)	100,883
Net effect of foreign currency fluctuations on cash	(855)	(5,860)

Net change in cash, cash equivalents and restricted cash	$(42,804)	$262,636

Net Cash Provided by Operating Activities
Net cash provided by operating activities during the six months ended June 30, 2021 consisted of net income of $5.2 million adjusted for certain non-cash items,
including depreciation and amortization of $122.3 million and effects of changes in working capital. Net cash provided by operating activities during the six months ended June 30, 2020, consisted of net loss of $59.5 million adjusted for certain non-cash items,
including depreciation and amortization of $119.0 million and effects of changes in working capital. The decrease in cash provided by operating activities during the six months ended June 30, 2021 relative to the same period in 2020 was primarily due to the decreased need for working capital in the prior year as a result of
COVID-19
related temporary suspensions of
in-store
sampling services combined with the deferral of payment of our portion of Social Security taxes during the six months ended June 30, 2020.
Net Cash Used in Investing Activities
Net cash used in investing activities during the six months ended June 30, 2021 primarily consisted of the purchase of businesses, net of cash acquired of $20.4 million and purchase of property and equipment of $13.0 million. Net cash used in investing activities during the six months ended June 30, 2020, primarily consisted of the purchase of businesses, net of cash acquired of $51.4 million and purchase of property and equipment of $15.4 million.
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

Cash flows related to financing activities during the six months ended June 30, 2021 were primarily related to borrowings of $41.7 million and repayment of $92.8 million on the Revolving Credit Facility and our lines of credit and $6.4 million related to payments of contingent consideration and holdback payments
Cash flows related to financing activities during the six months ended June 30, 2020, were primarily related to the borrowing and subsequent repayment of $80.0 million on the Revolving Credit Facility and borrowings and repayments on our lines of credit, proceeds of $120.0 million from the AR Facility, proceeds of $2.8 million from one of our majority-owned subsidiaries operating in Japan entering into a local government loan program, principal payments of $13.3 million on our long-term debt and $7.6 million related to payments of contingent consideration and holdback payments.
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
New Term Loan Facility
The New Term Loan Facility is a term loan facility denominated in US dollars in an aggregate principal amount of $1.325 billion. Borrowings under the New Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount. Borrowings will bear interest at a floating rate, which can be either an adjusted Eurodollar rate plus an applicable margin or, at the Borrower’s option, a base rate plus an applicable margin. The applicable margins for the New Term Loan Facility are 5.25% with respect to Eurodollar rate borrowings and 4.25% with respect to base rate borrowings.
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
Senior Secured Notes
In connection with the Transactions, Finco issued $775.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2028 (the “Notes”). Substantially concurrently with the Transactions, Finco merged with and into Advantage Sales & Marketing Inc. (in its capacity as the issuer of the Notes, the “Issuer”), with the Issuer continuing as the surviving entity and assuming the obligations of Finco. The Notes were sold to BofA Securities, Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. LLC and Apollo Global Securities, LLC. The Notes were resold to certain
non-U.S.
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
Prior Credit Facilities
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
Cash and Cash Equivalents Held Outside the United States
As of June 30, 2021 and December 31, 2020, $84.1 million and $87.7 million, respectively, of our cash and cash equivalents and marketable securities were held by foreign subsidiaries. As of June 30, 2021, and December 31, 2020, $31.6 million and $28.9 million, respectively, of our cash and cash equivalents and marketable securities were held by foreign branches.

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
Critical Accounting Policies and Estimates
Our critical accounting policies and estimates are included in our Annual Report on Form
10-K/A
filed May 17, 2021 for the year ended December 31, 2020 and did not materially change during the three and six months ended June 30, 2021.
Recently Issued Accounting Pronouncements
See the information set forth in Note 1,
Organization and Significant Accounting Policies – Recent Accounting Pronouncements
, to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 and 2020. included in “Part I, Financial Information—Item 1. Financial Statements” in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Risk
Our exposure to foreign currency exchange rate fluctuations is primarily the result of foreign subsidiaries and foreign branches primarily domiciled in Europe and Canada. We use financial derivative instruments to hedge foreign currency exchange rate risks associated with our Canadian subsidiary.
The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars, British pounds and euros, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated income before taxes would have decreased by approximately $1.3 million for the six months ended June 30, 2021.
Equity Price Risk
As of June 30, 2021, 7,333,333 private placement warrants remained outstanding at a fair value of $19.7 million as of June 30, 2021. The warrant liability is stated at fair value at each reporting period with the change in fair value recorded on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. Based on the fair value of the private placement warrants outstanding as of June 30, 2021, a hypothetical decrease of 10% in the share price of the Company’s common stock would reduce the fair value of the warrant liability and result in an unrealized gain recognized in Change in fair value of warrant liability on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) of $4.6 million. Similarly, based on the fair value of the private placement warrants outstanding as of June 30, 2021, a hypothetical increase of 10% in the share price of the Company’s common stock would increase the fair value of the warrant liability and result in an unrealized loss recognized in Change in fair value of warrant liability on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) of $5.1 million.
Interest Rate Risk
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
Prior to the Transactions, interest rate exposure related primarily to the effect of interest rate changes on borrowings outstanding under our Prior Credit Facilities, including our AR Facility, the revolving credit facility then in place, First Lien Credit Agreement and Second Lien Credit Agreement.
We manage our interest rate risk through the use of derivative financial instruments. Specifically, we have entered into interest rate cap agreements to manage our exposure to potential interest rate increases that may result from fluctuations in LIBOR. We do not designate these derivatives as hedges for accounting purposes, and as a result, all changes in the fair value of derivatives, used to hedge interest rates, are recorded in “Interest expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
As of June 30, 2021, we had interest rate cap contracts on $1.5 billion of notional value of principal from various financial institutions, with a maturity dates of January 24, 2022 to manage our exposure to interest rate movements on variable rate credit facilities when three-months LIBOR on term loans exceeds caps ranging from 3.25% to 3.50%. The aggregate fair value of our interest rate caps represented an outstanding net liability of $1.1 million as of June 30, 2021.

In addition, we had interest rate cap contracts on an additional $650.0 million of notional value of principal from other financial institutions, with a maturity date of December 16, 2024 to manage our exposure to interest rate movements on variable rate credit facilities when one-month
LIBOR on term loans exceeding a cap of 0.75%. The aggregate fair value of our interest rate caps represented an outstanding net asset of $6.1 million as of June 30, 2021.
Holding other variables constant, a change of
one-eighth
percentage point in the weighted average interest rate above the floor of 0.75% on the New Term Loan Facility and New Revolving Credit Facility would have resulted in an increase of $0.4 million in interest expense, net of gains from interest rate caps, for the six months ended June 30, 2021.
In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES
Material Weaknesses in Internal Control over Financial Reporting
On August 15, 2019, we concluded that our previously-issued audited consolidated financial statements and related notes as of and for the year ended December 31, 2018, should be restated to reflect the corrections of misstatements as a result of the Take 5 Matter. In connection with our investigation into the Take 5 Matter and the other error corrections, we identified material weaknesses in our internal control over financial reporting that continue to exist as of June 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we identified material weaknesses in the design and operating effectiveness of our risk assessment and information and communication processes which contributed to the following material weaknesses:

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
In April 2021, the Company
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
originally filed on March 16, 2021 should be and were revised. In connection with our re-evaluation
of this matter, we identified an additional material weakness in our internal control over financial reporting that continues to exist as of June 30, 2021, as we did not design and maintain effective controls related to the evaluation of settlement features used to determine the classification of certain warrant instruments.
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
Remediation Plan
We are in the process of designing and implementing measures to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts include the following actions:

•
In order to validate more fully an acquisition target with databases and information technology systems used to recognize revenue and determine the satisfaction of performance obligations, we are designing and implementing policies and procedures to perform more robust risk assessment and due diligence procedures in connection with such potential acquisitions, including engaging third-party experts to evaluate such target companies’ databases or information technology, and enhancing the communication and evaluation of due diligence results, as appropriate. During the quarter ended June 30, 2021, we implemented revised policies and procedures related to the risk assessment and due diligence procedures in connection with potential acquisitions. We expect to test the implementation of the revised policies and procedures as part of our internal control over financial reporting in connection with acquisitions occurring subsequent to June 30, 2021.

•
We are enhancing our procedures related to the risk assessment, and evaluation of the completeness and accuracy of our internal reporting processes with respect to newly acquired businesses, including with respect to the completeness and accuracy of reports used to verify the satisfaction of performance obligations under client contracts and the accuracy of recognized revenues. During the quarter ended June 30, 2021, we have finalized the design of revised risk assessment procedures over newly acquired businesses, including establishing certain additional procedures to be performed over reports used in the recognition of revenue. We are in the process of implementing the related internal controls and expect to test the implementation of the revised risk assessment procedures in connection with acquisitions occurring subsequent to June 30, 2021.

•
We are designing, enhancing and implementing procedures and policies to promote timely and proper risk assessment, investigation, resolution, communication and disclosure of any whistleblower complaints or reported allegations of accounting or other misconduct. During the quarter ended June 30, 2021, we implemented the associated changes in the design of our internal controls and expect to test the implementation of the related changes to these controls during the quarter ended September 30, 2021.

•
During the quarter ended June 30, 2021, we designed and implemented procedures for the evaluation of settlement features used to determine the classification of certain warrant instruments. We expect to test the implementation of these control procedures during the quarter ended September 30, 2021.

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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described above.
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
Proceedings Relating to Take 5
The following proceedings relate to the Take 5 Matter, which is discussed in greater detail in “
PART I, Financial Information —Item 1. Financial Statements—Note 10. Commitments and Contingencies
” in this Quarterly Report and “
Risk Factors — Risks Related to the Company’s Business and Industry
” in our Annual Report on Form 10-K/A for the year ended December 31, 2020.
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
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in our Annual Report on Form
10-K/A
for the year ended December 31, 2020, the current effects of which are discussed in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form
10-Q.
In addition, the known and unknown impacts caused by the
COVID-19
pandemic and actions taken in response to it by governments, businesses, and individuals, may give rise to or amplify the risk factors disclosed in our Annual Report on Form
10-K/A
for the year ended December 31, 2020. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business.
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

ADVANTAGE SOLUTIONS INC.

By:	/s/ Tanya Domier
Tanya Domier
Chief Executive Officer and Director
Date:	August 9, 2021

By:	/s/ Brian Stevens
Brian Stevens
Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)
Date:	August 9, 2021