Form 10-Q
period 2021-09-30
Advantage Solutions Inc.
filed 2021-11-09
CIK 1776661

60.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 8, 2021, the registrant had 318,573,566 shares of Class A common stock outstanding.

Advantage Solutions Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(in thousands, except share and per share data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$168,028	$204,301
Restricted cash	16,379	15,665
Accounts receivable, net of allowance for expected credit losses of $15,773 and $16,377, respectively	704,119	574,142
Prepaid expenses and other current assets	167,581	105,643
Total current assets	1,056,107	899,751
Property and equipment, net	65,083	80,016
Goodwill	2,203,121	2,163,339
Other intangible assets, net	2,338,520	2,452,796
Investments in unconsolidated affiliates	121,844	115,624
Other assets	68,226	65,966
Total assets	$5,852,901	$5,777,492
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$13,369	$63,745
Accounts payable	244,586	195,452
Accrued compensation and benefits	158,522	142,136
Other accrued expenses	155,371	121,758
Deferred revenue	56,250	51,898
Total current liabilities	628,098	574,989
Long-term debt, net of current portion	2,026,027	2,029,328
Deferred income tax liabilities	475,483	491,242
Warrant liability	16,210	21,234
Other long-term liabilities	147,967	141,910
Total liabilities	3,293,785	3,258,703

Redeemable noncontrolling interest	1,819	—
Equity attributable to stockholders of Advantage Solutions Inc.
Preferred stock, no par value, 10,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 318,573,563 and 318,425,182 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	32	32
Additional paid in capital	3,364,365	3,348,546
Accumulated deficit	(891,785)	(921,101)
Loans to Karman Topco L.P.	(6,334)	(6,316)
Accumulated other comprehensive (loss) income	(3,565)	674
Total equity attributable to stockholders of Advantage Solutions Inc.	2,462,713	2,421,835
Nonredeemable noncontrolling interest	94,584	96,954
Total stockholders’ equity	2,557,297	2,518,789
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$5,852,901	$5,777,492

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenues	$928,760	$784,345	$2,569,735	$2,305,284
Cost of revenues (exclusive of depreciation and amortization shown separately below)	766,253	625,363	2,117,818	1,881,979
Selling, general, and administrative expenses	37,742	11,855	124,830	133,480
Recovery from Take 5	—	—	—	(7,700)
Depreciation and amortization	59,163	58,556	181,450	177,513
Total operating expenses	863,158	695,774	2,424,098	2,185,272
Operating income	65,602	88,571	145,637	120,012
Other (income) expenses:
Change in fair value of warrant liability	(3,491)	—	(5,024)	—
Interest expense, net	36,490	48,243	104,544	151,558
Total other expenses	32,999	48,243	99,520	151,558
Income (loss) before income taxes	32,603	40,328	46,117	(31,546)
Provision for (benefit from) income taxes	8,276	3,623	16,582	(8,714)
Net income (loss)	24,327	36,705	29,535	(22,832)
Less: net income attributable to noncontrolling interest	1,016	756	219	331
Net income (loss) attributable to stockholders of Advantage Solutions Inc.	23,311	35,949	29,316	(23,163)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,443)	5,970	(4,239)	(347)
Total comprehensive income (loss) attributable to stockholders of Advantage Solutions Inc.	$20,868	$41,919	$25,077	$(23,510)
Net income (loss) per common share:
Basic	$0.07	$0.18	$0.09	$(0.11)
Diluted	$0.07	$0.18	$0.09	$(0.11)
Weighted-average number of common shares:
Basic	318,563,497	203,750,000	318,213,337	203,750,000
Diluted	320,120,634	203,750,000	319,654,817	203,750,000

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

						Accumulated	Advantage
	Common Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
			Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at July 1, 2021	318,496,390	$32	$3,361,262	$(915,096)	$(6,328)	$(1,122)	$2,438,748	$95,916	$2,534,664
Comprehensive income (loss)
Net income	—	—	—	23,311	—	—	23,311	973	24,284
Foreign currency translation adjustments	—	—	—	—	—	(2,443)	(2,443)	(2,305)	(4,748)
Total comprehensive income (loss)							20,868	(1,332)	19,536
Loans to Karman Topco L.P.	—	—	—	—	(6)	—	(6)	—	(6)
Redemption of noncontrolling interest	—	—	(16)	—	—	—	(16)	—	(16)
Equity-based compensation	—	—	(6,030)	—	—	—	(6,030)	—	(6,030)
Shares issued upon exercise of warrants	1	—	—	—	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	77,172	—	736	—	—	—	736	—	736
Stock-based compensation expense	—	—	8,413	—	—	—	8,413	—	8,413
Balance at September 30, 2021	318,573,563	$32	$3,364,365	$(891,785)	$(6,334)	$(3,565)	$2,462,713	$94,584	$2,557,297

						Accumulated	Advantage
	Common Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
			Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at July 1, 2020	203,750,000	$20	$2,339,121	$(804,407)	$(6,282)	$(14,470)	$1,513,982	$87,483	$1,601,465
Comprehensive income
Net income	—	—	—	35,949	—	—	35,949	756	36,705
Foreign currency translation adjustments	—	—	—	—	—	5,970	5,970	3,618	9,588
Total comprehensive income							41,919	4,374	46,293
Loans to Karman Topco L.P.	—	—	—	—	(38)	—	(38)	—	(38)
Balance at September 30, 2020	203,750,000	$20	$2,339,121	$(768,458)	$(6,320)	$(8,500)	$1,555,863	$91,857	$1,647,720

						Accumulated	Advantage
	Common Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
			Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at January 1, 2021	318,425,182	$32	$3,348,546	$(921,101)	$(6,316)	$674	$2,421,835	$96,954	$2,518,789
Comprehensive loss
Net income (loss)	—	—	—	29,316	—	—	29,316	190	29,506
Foreign currency translation adjustments	—	—	—	—	—	(4,239)	(4,239)	(2,796)	(7,035)
Total comprehensive loss							25,077	(2,606)	22,471
Loans to Karman Topco L.P.	—	—	—	—	(18)	—	(18)	—	(18)
Redemption of noncontrolling interest	—	—	(452)	—	—	—	(452)	236	(216)
Equity-based compensation	—	—	(13,140)	—	—	—	(13,140)	—	(13,140)
Vesting of stock-based compensation awards	24,784	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units	41,424	—	—	—	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	77,172	—	736	—	—	—	736	—	736
Shares issued upon exercise of warrants	5,001	—	58	—	—	—	58	—	58
Stock-based compensation expense	—	—	28,617	—	—	—	28,617	—	28,617
Balance at September 30, 2021	318,573,563	$32	$3,364,365	$(891,785)	$(6,334)	$(3,565)	$2,462,713	$94,584	$2,557,297

						Accumulated	Advantage
	Common Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
			Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at January 1, 2020	203,750,000	$20	$2,337,471	$(745,295)	$(6,244)	$(8,153)	$1,577,799	$92,007	$1,669,806
Comprehensive loss
Net income (loss)	—	—	—	(23,163)	—	—	(23,163)	331	(22,832)
Foreign currency translation adjustments	—	—	—	—	—	(347)	(347)	(481)	(828)
Total comprehensive loss							(23,510)	(150)	(23,660)
Loans to Karman Topco L.P.	—	—	—	—	(76)	—	(76)	—	(76)
Equity-based compensation	—	—	1,650	—	—	—	1,650	—	1,650
Balance at September 30, 2020	203,750,000	$20	$2,339,121	$(768,458)	$(6,320)	$(8,500)	$1,555,863	$91,857	$1,647,720

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$29,535	$(22,832)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Noncash interest expense, net	2,893	11,928
Depreciation and amortization	181,450	177,513
Change in fair value of warrant liability	(5,024)	—
Fair value adjustments related to contingent consideration	6,977	4,162
Deferred income taxes	(17,468)	(3,432)
Equity-based compensation of Topco	(13,140)	1,650
Stock-based compensation	28,617	—
Equity in earnings of unconsolidated affiliates	(6,222)	(3,116)
Distribution received from unconsolidated affiliates	1,154	162
Noncash losses (gains) related to lease abandonments	2,253	(1,777)
Loss on disposal of property and equipment	6,327	18,682
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable	(121,036)	131,229
Prepaid expenses and other assets	(58,889)	31,839
Accounts payable	37,294	(10,992)
Accrued compensation and benefits	16,684	20,942
Deferred revenues	2,869	3,247
Other accrued expenses and other liabilities	6,794	(69,100)
Net cash provided by operating activities	101,068	290,105
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired	(40,046)	(51,389)
Purchase of investment in unconsolidated affiliates	(2,000)	—
Purchase of property and equipment	(24,106)	(23,183)
Net cash used in investing activities	(66,152)	(74,572)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	51,685	104,918
Payments on lines of credit	(102,493)	(106,153)
Proceeds from accounts receivable securitization facility	—	120,000
Proceeds from government loans for COVID-19 relief	—	2,846
Principal payments on long-term debt	(10,133)	(19,793)
Proceeds from issuance of common stock	794	—
Contingent consideration payments	(6,247)	(11,364)
Holdback payments	(2,389)	—
Redemption of noncontrolling interest	(216)	—
Net cash (used in) provided by financing activities	(68,999)	90,454
Net effect of foreign currency fluctuations on cash	(1,476)	(1,187)
Net change in cash, cash equivalents and restricted cash	(35,559)	304,800
Cash, cash equivalents and restricted cash, beginning of period	219,966	199,025
Cash, cash equivalents and restricted cash, end of period	$184,407	$503,825
SUPPLEMENTAL CASH FLOW INFORMATION
Purchase of property and equipment recorded in accounts payable and accrued expenses	$322	$135
Note payable related to settlement of contingent consideration	$—	$6,194

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements do not include all of the information required by accounting principles generally accepted in the United States (“U.S. GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2020 was derived from the audited Consolidated Balance Sheet at that date and does not include all the disclosures required by U.S. GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair statement of the results as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been reflected in the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020 and the related footnotes thereto. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

COVID-19 Pandemic

COVID-19 continues to spread throughout the United States and other countries across the world, and the duration and severity of the effects are currently unknown. The COVID-19 pandemic has impacted the Company and could materially impact the Company’s financial results in the future. The condensed consolidated financial statements presented herein reflect estimates and assumptions made by management at September 30, 2021.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. This update is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted for all entities, including adoption in an interim period. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with GAAP. The amendment in this update is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied prospectively to business combinations occurring on or after the effective date of the amendment in this update. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Sales brand-centric services	$330,740	$321,770	$946,147	$918,176
Sales retail-centric services	266,399	220,292	746,960	591,923
Total sales revenues	597,139	542,062	1,693,107	1,510,099

Marketing brand-centric services	142,554	111,077	381,358	289,796
Marketing retail-centric services	189,067	131,206	495,270	505,389
Total marketing revenues	331,621	242,283	876,628	795,185
Total revenues	$928,760	$784,345	$2,569,735	$2,305,284

Contract liabilities represent deferred revenues which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation and are included in Deferred revenues in the Condensed Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the three and nine months ended September 30, 2021 that were included in Deferred revenues as of December 31, 2020 were $2.7 million and $34.6 million, respectively. Revenues recognized during the three and nine months ended September 30, 2020 that were included in Deferred revenues as of December 31, 2019 were $3.8 million and $31.0 million, respectively.

3. Acquisitions

2021 Acquisitions

During the nine months ended September 30, 2021, the Company acquired six businesses. The acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration for each acquired business was allocated to the acquired tangible and intangible assets and liabilities assumed based upon their respective fair values. Assets acquired and liabilities assumed in the business combination were recorded on the Company’s financial statements as of the acquisition date based upon the estimated fair value at such date. The excess of the purchase consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the excess purchase price was based upon preliminary estimates and assumptions and is subject to revision when the Company receives final information. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months. The results of operations of each acquired business has been included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) since its respective date of acquisition.

The aggregate purchase price for the acquisitions referenced above was $73.5 million, which includes $40.0 million paid in cash, $19.9 million recorded as contingent consideration liabilities, and $13.6 million recorded as holdback amounts. Contingent consideration payments are determined based on future financial performance and payment obligations (as defined in the applicable purchase agreement) and are recorded at fair value. The maximum potential payment outcome related to the acquisitions is $71.3 million. Holdback amounts are used to withhold a portion of the initial purchase price payment until certain post-closing conditions are satisfied and are typically settled within 24 months of the acquisition. The goodwill related to the acquisitions represented the value paid for the assembled workforce, geographic presence, and expertise. Of the resulting goodwill relating to these acquisitions, $14.3 million is deductible for tax purposes.

The preliminary fair values of the identifiable assets and liabilities of the acquisitions completed during the nine months ended September 30, 2021, as of the applicable acquisition dates, are as follows:

(in thousands)
Consideration:
Cash	$40,046
Holdback	13,599
Fair value of contingent consideration	19,883
Total consideration	$73,528
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets
Accounts receivable	$12,834
Other assets	4,400
Property and equipment	1,001
Identifiable intangible assets	36,210
Total assets	54,445
Liabilities
Total liabilities	21,758
Redeemable noncontrolling interest	1,804
Total identifiable net assets	30,883
Goodwill arising from acquisitions	$42,645

The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. The preliminary fair value and estimated useful lives of the intangible assets acquired are as follows:

(in thousands)	Amount	Weighted Average Useful Life
Client relationships	$27,860	7 years
Trade names	5,250	5 years
Developed technology	3,100	7 years
Total identifiable intangible assets	$36,210

The operating results of the businesses acquired during the nine months ended September 30, 2021 contributed total revenues of $23.0 million and $28.2 million in the three and nine months ended September 30, 2021, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of the operations upon acquisition.

During the three and nine months ended September 30, 2021, the Company incurred $0.3 million and $0.8 million, respectively, in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

2020 Acquisitions

The Company acquired three businesses during the nine months ended September 30, 2020, of which two were sales agencies and one was a marketing agency. The acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration for each acquired business was allocated to the acquired tangible and intangible assets and liabilities assumed based upon their respective fair values. Assets acquired and liabilities assumed in the business combination were recorded on the Company’s financial statements as of the acquisition date based upon the estimated fair value at such date. The excess of the purchase consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the excess purchase price was based upon preliminary estimates and assumptions and is subject to revision when the Company receives final information. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months. The results of operations of the business acquired by the Company have been included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) since the date of acquisition.

The aggregate purchase price for the acquisitions referenced above was $72.1 million, which includes $51.4 million paid in cash, $17.2 million recorded as contingent consideration liabilities, and $3.5 million recorded as holdback amounts. Contingent consideration payments are determined based on future financial performance and payment obligations (as defined in the applicable purchase agreement) and recorded at fair value. The maximum potential payment outcome related to the acquisitions is $45.8 million. Holdback amounts are used to withhold a portion of the initial purchase price payment until certain post-closing conditions are satisfied and are typically settled within 24 months of the acquisition. The goodwill related to the acquisitions represented the value paid for the assembled workforce, geographic presence, and expertise. Of the resulting goodwill relating to these acquisitions, $19.8 million is deductible for tax purposes.

The fair values of the identifiable assets and liabilities of the acquisitions completed during the nine months ended September 30, 2020, at the respective acquisition dates, are as follows:

(in thousands)
Consideration
Cash	$51,389
Holdbacks	3,487
Fair value of contingent consideration	17,210
Total consideration	$72,086
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets
Accounts receivable	$2,605
Other assets	2,925
Property and equipment	321
Identifiable intangible assets	32,610
Total assets	38,461
Liabilities
Total liabilities	4,402
Total identifiable net assets	34,059
Goodwill arising from acquisitions	$38,027

The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. The fair value and estimated useful lives of the intangible assets acquired are as follows:

(in thousands)	Amount	Weighted Average Useful Life
Client relationships	$32,610	10 years

The operating results of the businesses acquired during the nine months ended September 30, 2020 contributed total revenues of $17.8 million and $44.7 million in the three months and nine months ended September 30, 2020, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of the operations upon acquisition.

During the three months and nine months ended September 30, 2020, the Company incurred zero and $0.2 million, respectively, in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Supplemental Pro Forma Information

Supplemental information on a pro forma basis, presented as if the acquisitions executed during the period from January 1, 2021 to November 9, 2021 and for the year ended December 31, 2020, had been consummated as of the beginning of the comparative prior period, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands, except per share data)
Revenues	$951,049	$831,259	$2,684,380	$2,440,002
Net income (loss) attributable to stockholders of Advantage Solutions Inc.	$23,226	$37,817	$29,911	$(17,956)
Basic net income (loss) per common share	$0.07	$0.19	$0.09	$(0.09)
Diluted net income (loss) per common share	$0.07	$0.19	$0.09	$(0.09)

The unaudited pro forma supplemental information is based on estimates and assumptions that the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, the pro forma impact of acquisition costs which consisted of legal, advisory and due diligence fees and expenses, and the pro forma tax effect of the pro forma adjustments for the three and nine months ended September 30, 2021 and 2020. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been consummated during the periods for which pro forma information is presented.

4. Goodwill and Intangible Assets

Changes in goodwill for the nine months ended September 30, 2021 are as follows:

	Sales	Marketing	Total
(in thousands)
Gross carrying amount as of December 31, 2020	$2,114,378	$700,961	$2,815,339
Accumulated impairment charge(1)	(652,000)	—	(652,000)
Balance at December 31, 2020	$1,462,378	$700,961	$2,163,339
Acquisitions	29,332	13,313	42,645
Measurement period adjustments	179	(1,043)	(864)
Foreign exchange translation effects	(1,999)	—	(1,999)
Balance at September 30, 2021	$1,489,890	$713,231	$2,203,121

(1)
During the fiscal year ended December 31, 2018, the Company recognized a non-cash goodwill impairment charge of $652.0 million related to the Company’s sales reporting unit as a result of the Company’s annual evaluation of goodwill impairment test.

The following tables set forth information for intangible assets:

		September 30, 2021
(in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges(1)	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,480,530	$1,112,531	$—	$1,367,999
Trade names	8 years	138,481	75,112	—	63,369
Developed technology	5 years	13,260	7,587	—	5,673
Covenant not to compete	5 years	6,100	4,621	—	1,479
Total finite-lived intangible assets		2,638,371	1,199,851	—	1,438,520
Indefinite-lived intangible assets:
Trade names		1,480,000	—	580,000	900,000
Total other intangible assets		$4,118,371	$1,199,851	$580,000	$2,338,520

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

Amortization expenses during the three and nine months ended September 30, 2021 were $49.8 million, and $148.4 million, respectively. Amortization expenses during the three and nine months ended September 30, 2020 were $47.8 million, and $143.3 million, respectively.

As of September 30, 2021, estimated future amortization expenses of the Company’s existing intangible assets are as follows:

(in thousands)

Remainder of 2021	$50,422
2022	198,780
2023	195,199
2024	193,810
2025	187,732
Thereafter	612,577
Total amortization expense	$1,438,520

5. Debt

	September 30,	December 31,
	2021	2020
(in thousands)
Term Loan Facility	$1,315,063	$1,325,000
Notes	775,000	775,000
Revolving Credit Facility	—	50,000
Notes payable and deferred obligations	2,981	3,618
	2,093,044	2,153,618
Less: current portion	13,369	63,745
Less: debt issuance costs	53,648	60,545
Long-term debt, net of current portion	$2,026,027	$2,029,328

As of September 30, 2021, the Company had $1.3 billion of debt outstanding under the Term Loan Facility and $775.0 million of debt outstanding under the Notes with maturity dates of October 28, 2027 and November 15, 2028, respectively. The Company was in compliance with all of its affirmative and negative covenants under the Term Loan Facility and Notes as of September 30, 2021. In addition, the Company was required to repay the principal under the Term Loan Facility (as such term was defined in the Term Loan Facility Agreement) in the greater amount of its excess cash flow, as defined in the Term Loan Facility Agreement, or $13.3 million, per annum, in quarterly payments. The Company made the minimum quarterly principal payments of $3.3 million during the three months ended September 30, 2021 and no payments under the excess cash flow calculation were required. During the three months ended September 30, 2020, the Company made the minimum quarterly principal payments of $6.5 million pursuant to its then outstanding first lien term loans that existed prior to consummation of the Transactions.

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

	September 30, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Cash and cash equivalents	$168,028	$168,028	$—	$—
Derivative financial instruments	5,949	—	5,949	—
Total assets measured at fair value	$173,977	$168,028	$5,949	$—
Liabilities measured at fair value
Derivative financial instruments	$766	$—	$766	$—
Warrant liability	16,210	—	—	16,210
Contingent consideration liabilities	65,112	—	—	65,112
Total liabilities measured at fair value	$82,088	$—	$766	$81,322

	December 31, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Cash and cash equivalents	$204,301	$204,301	$—	$—
Derivative financial instruments	1,824	—	1,824	—
Total assets measured at fair value	$206,125	$204,301	$1,824	$—
Liabilities measured at fair value
Derivative financial instruments	$1,882	$—	$1,882	$—
Warrant liability	21,234	—	—	21,234
Contingent consideration liabilities	45,901	—	—	45,901
Total liabilities measured at fair value	$69,017	$—	$1,882	$67,135

Interest Rate Cap Agreements

The Company had interest rate cap contracts with an aggregate notional value of principal of $2.2 billion as of each of September 30, 2021 and December 31, 2020, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. As of September 30, 2021, the aggregate fair value of the Company’s outstanding interest rate caps represented an outstanding net asset of $5.9 million and an outstanding net liability of $0.8 million. As of December 31, 2020, the aggregate fair value of the Company’s outstanding interest rate caps represented an outstanding net asset of $1.8 million and an outstanding net liability of $1.9 million.

As of September 30, 2021, $5.9 million and $0.8 million of fair value of the Company’s outstanding interest rate caps were included in “Prepaid expenses and other current assets” and “Other accrued expenses” in the Condensed Consolidated Balance Sheets, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2020, $1.8 million, $1.0 million, and $0.9 million of fair value of the Company’s outstanding interest rate caps were included in “Prepaid expenses and other current assets”, “Other accrued expenses”, and “Other long-term liabilities” in the Condensed Consolidated Balance Sheets, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

During the three months ended September 30, 2021 and 2020, the Company recorded a loss of $0.2 million and an immaterial gain of less than $0.1 million, respectively, within Interest expense, net, related to changes in the fair value of its derivative instruments. During the nine months ended September 30, 2021 and 2020, the Company recorded a gain within Interest expense, net in the amount of $4.1 million, and $0.1 million, respectively, related to changes in the fair value of its derivative instruments.

Forward Contracts

As of September 30, 2021, the Company had three open euro forward contracts to hedge foreign currency exposure on a total of €1.4 million, with maturities in fiscal year 2021. As of December 31, 2020, the Company had no open euro forward contracts. During the three months and nine months ended September 30, 2021, the Company recognized $0.1 million and $0.1 million, respectively, in fair value of the forward contracts. During the three months and nine months ended September 30, 2020, the Company recognized $0.4 million and $0.5 million, respectively, in fair value of the forward contracts.

Warrant Liability

The estimated fair value of the liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument.

The fair value of the warrants on the date of issuance and on each re-measurement date of certain warrants issued by the Company in a private placement in connection with the Closing (the “private placement warrants”) and classified as liabilities is estimated using the Black-Scholes option pricing model using the following assumptions:

	September 30, 2021	December 31, 2020
Fair value warrants per share	$2.21	$2.90
Share Price	$8.65	$13.17
Exercise price per share	$11.50	$11.50
Expected term (years)	4.1	4.8
Expected volatility	43.0%	17.0%
Risk-free interest rate	0.8%	0.4%
Dividend yield	0.0%	0.0%

As of September 30, 2021, 7,333,333 private placement warrants remained outstanding at a fair value of $16.2 million resulting in $3.5 million and $5.0 million gain related to the change in fair value of warrant liability for the three and nine months ended September 30, 2021, respectively. The warrant liability is stated at fair value at each reporting period with the change in fair value recorded on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

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

As of September 30, 2021, the maximum potential payment outcomes were $291.2 million. The following table summarizes the changes in the carrying value of estimated contingent consideration liabilities:

	September 30,
(in thousands)	2021	2020
Beginning of the period	$45,901	$47,649
Fair value of acquisitions	19,883	17,210
Changes in fair value	6,977	4,162
Payments	(6,399)	(14,074)
Note issuance for settlements	—	(6,194)
Measurement period adjustments	(1,181)	—
Foreign exchange translation effects	(69)	(600)
End of the period	$65,112	$48,153

Long-term Debt

The following table sets forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at September 30, 2021
Term Loan Credit Facility	$1,315,063	$1,432,132
Notes	775,000	892,991
Notes payable and deferred obligations	2,981	2,981
Total long-term debt	$2,093,044	$2,328,104

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2020
Term Loan Credit Facility	$1,325,000	$1,447,993
Notes	775,000	884,826
Revolving Credit Facility	50,000	50,000
Notes payable and deferred obligations	3,618	3,618
Total long-term debt	$2,153,618	$2,386,437

7. Related Party Transactions

Conyers Park and the Transactions

In May 2019, Conyers Park II Sponsor LLC, an affiliate of Centerview Capital Management, LLC, which was Conyers Park’s sponsor prior to the Merger (“CP Sponsor”), purchased 11,500,000 of Conyers Park’s Class B ordinary shares for an aggregate purchase price of $25,000 in cash, or approximately $0.002 per share. In June 2019, CP Sponsor transferred 25,000 shares to each of four individuals, including a current member of the board of directors of the Company. At the time of the Closing, the 11,250,000 shares of Conyers Park Class B common stock, par value $0.0001 per share, then held by CP Sponsor and its directors automatically converted into shares of the Company’s Class A common stock. CP Sponsor also purchased 7,333,333 private placement warrants for a purchase price of $1.50 per whole warrant, or $11,000,000 in the aggregate, in private placement transactions that occurred simultaneously with the closing of the Conyers Park’s initial public offering and related over-allotment option. As a result of the Closing, each private placement warrant entitles CP Sponsor to purchase one share of the Company’s Class A Common Stock at $11.50 per share.

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

The information below details the Company’s financial relationships with those clients as of and for the periods indicated:

		Revenues
		Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)		2021	2020	2021	2020
Client 1		$1,409	$—	$5,904	$—
Client 2		—	—	—	3,866
Client 3		—	26	214	26
Client 4		124	280	457	888
Client 5		—	—	407	209
Client 6		43	35	169	207
	Total	$1,576	$341	$7,151	$5,196

From June 25, 2019 until October 28, 2020, a member of the board of directors of Topco served as a member of the board of directors of another client of the Company. During the three and nine months ended September 30, 2020, the Company recognized revenues of $5.8 million and $14.9 million, respectively, from this client.

Investment in Unconsolidated Affiliates

During the three months ended September 30, 2021 and 2020, the Company recognized revenues of $4.4 million and $3.1 million, respectively, from a parent company of an unconsolidated affiliate. During the nine months ended September 30, 2021 and 2020, the Company recognized revenues of $13.7 million and $10.5 million, respectively, from the parent company of such unconsolidated affiliate. Accounts receivable from this client were $1.8 million and $2.2 million as of September 30, 2021 and December 31, 2020, respectively.

8. Income Taxes

The Company’s effective income tax rates were 25.4% and 9.0% for the three months ended September 30, 2021 and 2020, respectively. The fluctuation in the effective rates during the three months ended September 30, 2021 and 2020 is caused by variations in the Company’s estimated annual effective tax rate from the respective previous quarters and changes in the income (loss) before income taxes in those periods.

The Company’s effective tax rate was 36.0% and 27.6% during the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate is based upon the estimated income or loss before taxes for the year, by jurisdiction, and adjusted for estimated permanent tax adjustments. The fluctuation in the Company’s effective tax rate was primarily due to a difference in forecasted income (loss) before income taxes used in the annual effective tax rate. Also, the Company recorded discrete items during the nine months ended September 30, 2021, including a valuation allowance of $1.3 million for its Mexico operations and income tax expenses of $2.3 million and $0.8 million to adjust the deferred tax liability resulting from changes in statutory tax rates in certain foreign and state jurisdictions, respectively. These discrete items resulted in a higher tax provision overall for the nine months ended September 30, 2021.

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

(in thousands)	Sales	Marketing	Total
Three Months Ended September 30, 2021
Revenues	$597,139	$331,621	$928,760
Depreciation and amortization	$41,515	$17,648	$59,163
Operating income	$51,906	$13,696	$65,602
Three Months Ended September 30, 2020
Revenues	$542,062	$242,283	$784,345
Depreciation and amortization	$41,978	$16,578	$58,556
Operating income	$60,205	$28,366	$88,571

(in thousands)	Sales	Marketing	Total
Nine Months Ended September 30, 2021
Revenues	$1,693,107	$876,628	$2,569,735
Depreciation and amortization	$128,789	$52,661	$181,450
Operating income	$131,727	$13,910	$145,637
Nine Months Ended September 30, 2020
Revenues	$1,510,099	$795,185	$2,305,284
Depreciation and amortization	$127,319	$50,194	$177,513
Operating income	$95,420	$24,592	$120,012

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

11. Redeemable Noncontrolling Interest

The Company is party to a put and call option agreement with respect to the common securities that represent the remaining noncontrolling interest from a majority-owned subsidiary, which was established through a majority-owned international joint venture during the nine months ended September 30, 2021. The put and call option agreement representing 20% of the total outstanding noncontrolling equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in 2026 and expiring in 2028. The redemption value of the put and call option agreement is based on a multiple of the majority-owned subsidiary earnings before interest, taxes, depreciation and amortization subject to certain adjustments. The noncontrolling interest is subject to a put option that is outside of the Company’s control, and is presented as redeemable non-controlling interest in the temporary equity section of the Condensed Consolidated Balance Sheets. The Company recorded its redeemable noncontrolling interest at fair value on the date of the related business combination transaction and recognizes changes in the redemption value at the end of each reporting period. The carrying value of the redeemable noncontrolling interest was $1.8 million as of September 30, 2021.

(in thousands)	September 30, 2021
Beginning Balance	$—
Fair value at acquisition	1,804
Net loss attributable to redeemable noncontrolling interests	29
Foreign currency translation adjustment	(14)
Ending Balance	$1,819

12. Stock-Based Compensation

The Company has issued nonqualified stock options, restricted stock units, and performance restricted stock units under the Advantage Solutions Inc. 2020 Incentive Award Plan (the “Plan”). As of September 30, 2021, the number of nonqualified stock options outstanding was immaterial. The Company’s restricted stock units and performance restricted stock units, as described below, are expensed and reported as non-vested shares. The Company recognized stock-based compensation expense of $8.3 million and $28.5 million in the three and nine months ended September 30, 2021, respectively. The related deferred tax benefit for stock-based compensation recognized was $1.3 million and $4.4 million for the three and nine months ended September 30, 2021, respectively.

Performance Restricted Stock Units

Performance restricted stock units (“PSUs”) are subject to the achievement of certain performance conditions based on the Company’s revenues and Adjusted EBITDA targets in the respective measurement period and the recipient’s continued service to the Company. The PSUs are scheduled to vest over a three-year period from the date of grant and may vest from 0% to 150% of the number of shares set forth in the table below. The number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each aforementioned defined term for each grant have been provided in the table below.

(in thousands, except share and per share data) Performance Period	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Fair Value per Share	Maximum Potential Expense to be Recognized	Maximum Remaining Expense to be Recognized
January 1, 2021— December 31, 2021	1,299,140	2,598,280	3,897,405	$13.09	$53,897	$39,963

The fair value of PSU grants was equal to the closing price of ADV stock on the date of the applicable grant. The maximum potential expense if the Maximum Goals were met for these awards has been provided in the table above.

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

During the nine months ended September 30, 2021, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	—	$—
Granted	3,858,699	10.84
Vested	41,424	13.22
Forfeited	187,075	12.98
Outstanding at September 30, 2021	$3,630,200	$13.17

As of September 30, 2021, the total remaining unrecognized compensation cost related to RSUs amounted to $28.2 million, which will be amortized over the weighted-average remaining requisite service periods of 2.4 years.

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

The following is a reconciliation of basic and diluted net earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and earnings per share data)	2021	2020	2021	2020
Basic earnings per share computation:
Numerator:
Net income (loss) attributable to stockholders of Advantage Solutions Inc.	$23,311	$35,949	$29,316	$(23,163)
Denominator:
Weighted average common shares - basic	318,563,497	203,750,000	318,213,337	203,750,000
Basic earnings (loss) per common share	$0.07	$0.18	$0.09	$(0.11)
Diluted earnings per share computation:
Numerator:
Net income (loss) attributable to stockholders of Advantage Solutions Inc.	$23,311	$35,949	$29,316	$(23,163)
Denominator:
Weighted average common shares outstanding	318,563,497	203,750,000	318,213,337	203,750,000
Restricted Stock Units	1,450,668	—	1,335,011	—
Employee stock purchase plan and stock options	106,469	—	106,469	—
Weighted average common shares - diluted	320,120,634	203,750,000	319,654,817	203,750,000
Diluted earnings (loss) per common share	$0.07	$0.18	$0.09	$(0.11)

During periods of net loss, diluted loss per share is equal to basic loss per share because the antidilutive effect of potential common shares is disregarded.

As part of the Transactions, 5,000,000 shares of Class A common stock were issued to Topco at Closing (the “Performance Shares”), which were subject to vesting upon satisfaction of a market performance condition for any period of 20 trading days out of 30 consecutive trading days during the five-year period after the Closing. Topco was not able to vote or sell such shares until vesting. The Performance Shares vested on January 15, 2021, when the closing price for the Class A common stock exceeded $12.00 per share for 20 trading days out of 30 consecutive trading days and were included in the September 30, 2021 earnings per share calculation.

The Company had 18,578,324 warrants, including 7,333,333 private placement warrants held by CP Sponsor, to purchase Class A common stock at $11.50 per share outstanding at the Closing, and 5,001 warrants were exercised during the nine months ended September 30, 2021. The computation of diluted net income per share does not include the assumed exercise of warrants since that would have an antidilutive effect on earnings per share for the three and nine months ended September 30, 2021.

14. Subsequent Events

Repricing of Long-Term Debt

On October 28, 2021 (the “First Lien Amendment Effective Date”), Advantage Sales & Marketing Inc. (the “Borrower”), an indirect wholly-owned subsidiary of the Company, together with Karman Intermediate Corp., a Delaware corporation (“Holdings”) and certain of the Borrower’s subsidiaries, entered into Amendment No. 1 to the First Lien Credit Agreement (the “First Lien Amendment”), which amended the First Lien Credit Agreement, dated October 28, 2020, by and among the Borrower, Holdings, Bank of America, N.A., as administrative agent and collateral agent (“Bank of America”), each lender party from time to time thereto, and the other parties thereto. The First Lien Amendment was entered into by the Borrower to reduce the applicable interest rate on the term loan to 5.25% per annum. Additional terms and provisions amended include (i) resetting the period for six months following the First Lien Amendment Effective Date in which a 1.00% prepayment premium shall apply to any prepayment of the term loan in connection with certain repricing events, and (ii) updating the provisions by which U.S. Dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark to reflect the most recent standards and practices used in the industry and by Bank of America.

On October 28, 2021, the Borrower and Holdings also entered into the First Amendment to ABL Revolving Credit Agreement (the “ABL Amendment”), which amended the ABL Revolving Credit Agreement, dated October 28, 2020, by and among the Borrower, Holdings, the lenders from time to time party thereto and Bank of America, as administrative agent. The ABL Amendment was entered into by the Borrower to amend certain terms and provisions, including (i) reducing the interest rate floor for Eurocurrency rate loans from 0.50% to 0.00% and base rate loans from 1.50% to 1.00%, and (ii) updating the provisions by which U.S. Dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark to reflect the most recent standards and practices used in the industry and by Bank of America.

Share Repurchase Program

On November 9, 2021, the Company announced that the Board of Directors authorized a new share repurchase program (the “2021 Share Repurchase Program”) pursuant to which the Company may repurchase up to $100 million of the Company’s Class A common stock. The 2021 Share Repurchase Program does not have an expiration date, but provides for suspension or discontinuation at any time. The 2021 Share Repurchase Program permits the repurchase of our Class A common stock on the open market from time to time. The timing and amount of any share repurchase is subject to prevailing market conditions, relevant securities laws and other considerations, and the Company is under no obligation to repurchase any specific number of shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain such terms. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, and Part II, Item 1A “Risk Factors” of this report. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Through our sales segment, which generated approximately 65.9% and 65.5% of our total revenues in the nine months ended September 30, 2021 and 2020, respectively, we offer headquarter sales representation services to consumer goods manufacturers, for whom we prepare and present to retailers a business case to increase distribution of manufacturers’ products and optimize how they are displayed, priced and promoted. We also make in-store merchandising visits for both manufacturer and retailer clients to ensure the products we represent are adequately stocked and properly displayed.

Through our marketing segment, which generated approximately 34.1% and 34.5% of our total revenues in the nine months ended September 30, 2021 and 2020, respectively, we help brands and retailers reach consumers through two main categories within the marketing segment. The first and largest category is our retail experiential business, also known as in-store sampling or demonstrations, where we manage highly customized large-scale sampling programs (both in-store and online) for leading retailers. The second category is our collection of specialized agency services, in which we provide private label services to retailers and develop granular marketing programs for brands and retailers through our shopper, consumer and digital marketing agencies.

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

In September 2020 and in connection with its entry into the Merger Agreement, Conyers Park entered into subscription agreements pursuant to which certain investors, including participating equity holders of Topco (the “Advantage Sponsors”), agreed to purchase Class A Common Stock of Conyers Park (“Common Stock”) at a purchase price of $10.00 per share (the “PIPE Investment”).

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

As noted above, an aggregate of $323.1 million was paid from the Conyers Park’s trust account to holders in connection with the Redemptions, and the remaining balance immediately prior to the closing of the Transactions of approximately $131.2 million remained in the trust account. The remaining amount in the trust account was used to fund the Transactions, including the entry into the Senior Secured Credit Facilities (as defined below).

In connection with the Merger, ASI repaid and terminated $3.3 billion of debt arrangements under its then first lien credit agreement, second lien credit agreement, and accounts receivable securitization facility that existed as of September 30, 2020 (collectively, the “Prior Credit Facilities”) with incremental costs of $86.8 million. This amount was repaid by ASI through a combination of (i) cash on hand, (ii) proceeds from certain private investments in Common Stock, (iii) the entry by Advantage Sales & Marketing Inc., a wholly owned subsidiary of ASI, into (a) a senior secured asset-based revolving credit facility, which permits borrowing in an aggregate principal amount of up to $400.0 million, subject to borrowing base capacity (as may be amended from time to time, the “Revolving Credit Facility”), of which $100.0 million of principal amount was borrowed as of October 28, 2020, and (b) a secured first lien term loan credit facility in an aggregate principal amount of $1.325 billion (as may be amended from time to time, the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and (iv) the issuance by Advantage Solutions FinCo LLC, a direct subsidiary of Advantage Sales & Marketing Inc. (“Finco”), of $775.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2028 (the “Notes”).

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

These measures to prevent the spread of COVID-19 have adversely impacted certain areas of our business operations, including our in-store sampling, foodservice and international businesses. Most notably, we temporarily suspended all in-store sampling in all U.S. locations starting in March and April of 2020 as well as in certain international locations. While the restrictions relating to in-store sampling services materially and adversely affected our results of operations during the year ended December 31, 2020 and the nine months ended September 30, 2021, we have started to re-open in-store sampling activities in certain retailers in certain geographies on a prudent, phased basis, and we have been successful in growing other adjacent services in our experiential marketing business such as online grocery pick-up sampling and virtual product demonstrations, both of which have seen increased adoption and demand. While not back to pre-pandemic levels, more recently, we have seen recovery in our foodservice business, which was impacted by lower away-from-home demand on various channels, including restaurants, education and travel and lodging. Additionally, our international business has started to show recovery after restrictions were lifted on activity in the various international geographies in which we operate.

During the year ended December 31, 2020 and the nine months ended September 30, 2021, we experienced a positive impact in our headquarter sales and private label services which, due to the large increase in consumer purchases at retail to support incremental at-home consumption, our operations have experienced a favorable increase in volume and demand. Additionally, our e-commerce services have benefited due to the increase in consumer purchasing with online retailers.

These differing impacts are reflected in our financial results for the nine months ended September 30, 2021, which show that compared to the nine months ended September 30, 2020:

•
our sales segment revenues and operating income increased 12.1%, 38.0%, and Adjusted EBITDA decreased 0.6%, respectively, and;
•
our market segment revenues and Adjusted EBITDA increased 10.2% and 16.9%, respectively, and operating income decreased 43.4%.

We expect the ultimate significance of the impact of the pandemic on our financial condition, results of operations and cash flows will be dictated by the length of time that such circumstances continue and any future restrictions imposed on our business and operations, which will depend on the currently unknowable extent and duration of the COVID-19 pandemic and the nature and effectiveness of governmental, commercial and personal actions taken in response. We believe the impact of the pandemic will continue to decrease during the remainder of 2021 as businesses and individuals choose to have more in-person activities.

Summary

Our financial performance for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 includes:

•
Revenues increased by $144.4 million, or 18.4%, to $928.8 million;
•
Operating income decreased by $23.0 million, or 25.9%, to $65.6 million;
•
Net income decreased by $12.4 million, or 33.7%, to $24.3 million;
•
Adjusted Net Income decreased by $6.5 million, or 9.9%, to $59.1 million; and
•
Adjusted EBITDA decreased by $2.5 million, or 1.8%, to $133.8 million.

Our financial performance for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 includes:

•
Revenues increased by $264.5 million, or 11.5%, to $2,569.7 million;
•
Operating income increased by $25.6 million, or 21.4%, to $145.6 million;
•
Net income decreased by $52.4 million, or 229.4%, to $29.5 million;
•
Adjusted Net Income increased by $15.5 million, or 11.8%, to $146.8 million; and
•
Adjusted EBITDA increased by $12.5 million, or 3.5%, to $367.2 million.

During the nine months ended September 30, 2021, we acquired six businesses. The aggregate purchase price was $73.5 million, of which $40.0 million was paid in cash, $19.9 million in contingent consideration and $13.6 million in holdback.

Recent Developments

Repricing of Long-Term Debt

On October 28, 2021 (the “First Lien Amendment Effective Date”), Advantage Sales & Marketing Inc. (the “Borrower”), an indirect wholly-owned subsidiary of the Company, together with Karman Intermediate Corp., a Delaware corporation (“Holdings”) and certain of the Borrower’s subsidiaries, entered into Amendment No. 1 to the First Lien Credit Agreement (the “First Lien Amendment”), which amended the First Lien Credit Agreement, dated October 28, 2020, by and among the Borrower, Holdings, Bank of America, N.A., as administrative agent and collateral agent (“Bank of America”), each lender party from time to time thereto, and the other parties thereto. The First Lien Amendment was entered into by the Borrower to reduce the applicable interest rate on the term loan to 5.25% per annum, resulting in estimated interest savings of approximately $9.9 million or $7.3 million, net of tax, per annum. Additional terms and provisions amended include (i) resetting the period for six months following the First Lien Amendment Effective Date in which a 1.00% prepayment premium shall apply to any prepayment of the term loan in connection with certain repricing events, and (ii) updating the provisions by which U.S. Dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark to reflect the most recent standards and practices used in the industry and by Bank of America.

On October 28, 2021, the Borrower and Holdings also entered into the First Amendment to ABL Revolving Credit Agreement (the “ABL Amendment”), which amended the ABL Revolving Credit Agreement, dated October 28, 2020, by and among the Borrower, Holdings, the lenders from time to time party thereto and Bank of America, as administrative agent. The ABL Amendment was entered into by the Borrower to amend certain terms and provisions, including (i) reducing the interest rate floor for Eurocurrency rate loans from 0.50% to 0.00% and base rate loans from 1.50% to 1.00%, and (ii) updating the provisions by which U.S. Dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark to reflect the most recent standards and practices used in the industry and by Bank of America.

Share Repurchase Program

On November 9, 2021, the Company announced that the Board of Directors authorized a new share repurchase program (the “2021 Share Repurchase Program”) pursuant to which the Company may repurchase up to $100 million of the Company’s Class A common stock. The 2021 Share Repurchase Program does not have an expiration date, but provides for suspension or discontinuation at any time. The 2021 Share Repurchase Program permits the repurchase of our Class A common stock on the open market from time to time. The timing and amount of any share repurchase is subject to prevailing market conditions, relevant securities laws and other considerations, and the Company is under no obligation to repurchase any specific number of shares.

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
•
Acquisitions. We have grown and expect to continue to grow our business in part by acquiring quality businesses, both domestic and international. In December 2017, we completed the acquisition of Daymon Worldwide Inc., a leading provider of private label development and management, merchandising and experiential marketing services. In addition to the Daymon acquisition, we have completed 69 acquisitions from January 2014 to September 30, 2021, ranging in purchase prices from approximately $0.3 million to $98.5 million. Many of our acquisition agreements include contingent consideration arrangements, which are described below. We have completed acquisitions at what we believe are attractive purchase prices and have regularly structured our agreements to result in the generation of long-lived tax assets, which have in turn reduced our effective purchase prices when incorporating the value of those tax assets. We continue to look for strategic and tuck-in acquisitions that can be completed at attractive purchase prices.
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

In general, when we acquire a business, the acquisition includes a contingent consideration arrangement (e.g., an earn-out provision) and, accordingly, we separately track the financial performance of the acquired business. In such cases, we consider revenues generated by such a business during the 12 months following its acquisition to be acquired revenues. For example, if we completed an acquisition on July 1, 2020 for a business that included a contingent consideration arrangement, we would consider revenues from the acquired business from July 1, 2020 to June 30, 2021 to be acquired revenues. We generally consider growth attributable to the financial performance of an acquired business after the 12-month anniversary of the date of acquisition to be organic.

In limited cases, when the acquisition of an acquired business does not include a contingent consideration arrangement, or we otherwise do not separately track the financial performance of the acquired business due to operational integration, we consider the revenues that the business generated in the 12 months prior to its acquisition to be our acquired revenues for the 12 months following its acquisition, and any differences in revenues actually generated during the 12 months after its acquisition to be organic. For example, if we completed an acquisition on July 1, 2021 for a business that did not include a contingent consideration arrangement, we would consider the amount of revenues from the acquired business from July 1, 2020 to June 30, 2021 to be acquired revenues during the period from July 1, 2021 to June 30, 2022, with any differences from that amount actually generated during the latter period to be organic revenues.

All revenues generated by our acquired businesses are considered to be organic revenues after the 12-month anniversary of the date of acquisition.

When we divest a business, we consider the revenues that the divested business generated in the 12 months prior to its divestiture to be subtracted from acquired revenues for the 12 months following its divestiture. For example, if we completed a divestiture on July 1, 2021 for a business, we would consider the amount of revenues from the divested business from July 1, 2020 to June 30, 2021 to be subtracted from acquired revenues during the period from July 1, 2021 to June 30, 2022.

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

We also expect to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the Securities and Exchange Commission, as well as higher expenses for general and director and officer insurance, investor relations, and professional services.

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

Interest Expense

Interest expense relates primarily to borrowings under our first lien credit agreement and second lien credit agreement, which were paid off in connection with the Merger, and Senior Secured Credit Facilities as described below. See “ —Liquidity and Capital Resources.”

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

Depreciation Expense

Depreciation expense relates to the property and equipment that we own, which represented less than 1% of our total assets at September 30, 2021.

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

Prior to the consummation of the Transactions (including our entry into the Senior Secured Credit Facilities), our principal sources of liquidity have been cash flows from operations, borrowings under various revolving credit facilities and other debt. Following the Transactions, our principal sources of liquidity are cash flows from operations, borrowings under the Revolving Credit Facility, and other debt. Our principal uses of cash are operating expenses, working capital requirements, acquisitions and repayment of debt.

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

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

The following table sets forth items derived from the Company’s consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020 in dollars and as a percentage of total revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2021		2020		2021		2020
Revenues	$928,760	100.0%	$784,345	100.0%	$2,569,735	100.0%	$2,305,284	100.0%
Cost of revenues	766,253	82.5%	625,363	79.7%	2,117,818	82.4%	1,881,979	81.6%
Selling, general, and administrative expenses	37,742	4.1%	11,855	1.5%	124,830	4.9%	133,480	5.8%
Recovery from Take 5	—	0.0%	—	0.0%	—	0.0%	(7,700)	(0.3)%
Depreciation and amortization	59,163	6.4%	58,556	7.5%	181,450	7.1%	177,513	7.7%
Total expenses	863,158	92.9%	695,774	88.7%	2,424,098	94.3%	2,185,272	94.8%
Operating income	65,602	7.1%	88,571	11.3%	145,637	5.7%	120,012	5.2%
Other (income) expenses:
Change in fair value of warrant liability	(3,491)	(0.4)%	—	0.0%	(5,024)	(0.2)%	—	0.0%
Interest expense, net	36,490	3.9%	48,243	6.2%	104,544	4.1%	151,558	6.6%
Total other expenses	32,999	3.6%	48,243	6.2%	99,520	3.9%	151,558	6.6%
Income (loss) before income taxes	32,603	3.5%	40,328	5.1%	46,117	1.8%	(31,546)	(1.4)%
Provision for (benefit from) income taxes	8,276	0.9%	3,623	0.5%	16,582	0.6%	(8,714)	(0.4)%
Net income (loss)	$24,327	2.6%	$36,705	4.7%	$29,535	1.1%	$(22,832)	(1.0)%
Other Financial Data
Adjusted Net Income(1)	$59,101	6.4%	$65,607	8.4%	$146,762	5.7%	$131,258	5.7%
Adjusted EBITDA(1)	$133,756	14.4%	$136,253	17.4%	$367,155	14.3%	$354,648	15.4%

(1)
Adjusted Net Income and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA and reconciliations of net income (loss) to Adjusted Net Income and Adjusted EBITDA, see “—Non-GAAP Financial Measures.”

Comparison of the Three Months Ended September 30, 2021 and 2020

Revenues

	Three Months Ended September 30,		Change
(amounts in thousands)	2021	2020	$	%
Sales	$597,139	$542,062	$55,077	10.2%
Marketing	331,621	242,283	89,338	36.9%
Total revenues	$928,760	$784,345	$144,415	18.4%

Total revenues increased by $144.4 million, or 18.4%, during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

The sales segment revenues increased $55.1 million, of which $22.3 million were revenues from acquired businesses during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Excluding revenues from acquired businesses, the segment experienced an increase of $32.8 million in organic revenues primarily due to growth in our retail merchandising services that benefitted from several new clients and our European businesses that experienced recoveries from temporary reduction in services as a result of the COVID-19 pandemic.

The marketing segment revenues increased $89.3 million, of which $4.1 million were revenues from acquired businesses during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. Excluding revenues from acquired businesses, the segment experienced an increase of $85.2 million in organic revenues. The increase in revenues was primarily due to an increase in our in-store product demonstration and sampling services which continue to recover from the temporary suspensions put in place last year as a result of the COVID-19 pandemic and sustained growth in our digital marketing services.

Cost of Revenues

Cost of revenues as a percentage of revenues for the three months ended September 30, 2021 was 82.5%, as compared to 79.7% for the three months ended September 30, 2020. The increase as a percentage of revenues was largely attributable to the change in the revenue mix of our services as a result of recoveries from the COVID-19 pandemic and continued investment in our merchandising work force and to stand up associates on behalf of clients to restart services which were dormant during COVID-19.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the three months ended September 30, 2021 was 4.1%, as compared to 1.5% for the three months ended September 30, 2020. The increase as a percentage of revenues for the three months ended September 30, 2021 was primarily attributable to the change in restructuring expenses as a result of favorable settlement of lease liability obligations for certain exited leases, net of termination fees paid during prior year and the change in fair value adjustments related to contingent consideration.

Depreciation and Amortization Expense

Depreciation and amortization expense stayed relatively consistent at $59.2 million for the three months ended September 30, 2021 compared to $58.6 million for the three months September 30, 2020.

Operating Income

	Three Months Ended September 30,		Change
(amounts in thousands)	2021	2020	$	%

Sales	$51,906	$60,205	$(8,299)	(13.8%)
Marketing	13,696	28,366	(14,670)	(51.7%)
Total operating income	$65,602	$88,571	$(22,969)	(25.9%)

In the sales and marketing segments, the decrease in operating income during the three months ended September 30, 2021 was primarily attributable to lapping favorable settlements of lease liability obligations associated with real estate realignment initiatives in 2020, a non-cash change in fair value adjustments related to contingent consideration.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents $3.5 million of non-cash gain resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the three months ended September 30, 2021. Fair value adjustments are based on the input assumptions used in the Black-Scholes option pricing model, including our Class A common stock price at the end of the reporting period, the implied volatility or other inputs to the model and the number of private placement warrants outstanding, which may vary from period to period.

Interest Expense, net

Interest expense decreased $11.8 million, or 24.4%, to $36.5 million for the three months ended September 30, 2021, from $48.2 million for the three months ended September 30, 2020. The decrease in interest expense, net was primarily due to the decrease in total debt as a result of the Transactions.

Provision for Income Taxes

Provision for income taxes was $8.3 million for the three months ended September 30, 2021 compared to $3.6 million for the three months ended September 30, 2020. The increase was primarily attributable to the variations in the income (loss) before income taxes from the respective previous quarters.

Net Income

Net income was $24.3 million for the three months ended September 30, 2021, compared to net income of $36.7 million for the three months ended September 30, 2020. The decrease in net income was primarily driven by the decrease in operating income and unfavorable variance associated with the provision for income taxes, partially offset by the decrease in interest expense as a result of the consummation of the Transactions as described above.

Adjusted Net Income

The decrease in Adjusted Net Income for the three months ended September 30, 2021 was attributable to the increase in provision for income taxes as described above. For a reconciliation of Adjusted Net Income to Net income (loss), see “ —Non-GAAP Financial Measures.”

Adjusted EBITDA and Adjusted EBITDA by Segment

	Three Months Ended September 30,		Change
(amounts in thousands)	2021	2020	$	%

Sales	$95,199	$101,926	$(6,727)	(6.6)%
Marketing	38,557	34,327	4,230	12.3%
Total Adjusted EBITDA	$133,756	$136,253	$(2,497)	(1.8)%

Adjusted EBITDA decreased $2.5 million, or 1.8%, to $133.8 million for the three months ended September 30, 2021, from $136.3 million for the three months ended September 30, 2020. The decrease in Adjusted EBITDA was primarily attributable to the investment to stand up our associates on behalf of clients in our retail merchandising segment and the sampling and demonstration business that is recovering from shut downs caused by the COVID-19 pandemic and by expected volume normalization in our headquarter sales services against last year’s pantry loading at-home. For a reconciliation of Adjusted EBITDA to net income, see “—Non-GAAP Financial Measures.”

Comparison of the Nine Months Ended September 30, 2021 and 2020

Revenues

	Nine Months Ended September 30,		Change
(amounts in thousands)	2021	2020	$	%
Sales	$1,693,107	$1,510,099	$183,008	12.1%
Marketing	876,628	795,185	81,443	10.2%
Total revenues	$2,569,735	$2,305,284	$264,451	11.5%

Total revenues increased by $264.5 million, or 11.5%, during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

The sales segment revenues increased $183.0 million, of which $28.4 million were revenues from acquired businesses during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Excluding revenues from acquired businesses, the segment experienced an increase of $154.6 million in organic revenues primarily due to growth in our retail services that benefitted from several new clients, expansion in our e-commerce services, and our European businesses which experienced recoveries from temporary reduction in services as a result of the COVID-19 pandemic.

The marketing segment revenues increased $81.4 million, of which $11.1 million were revenues from acquired businesses during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. Excluding revenues from acquired businesses, the segment experienced an increase of $70.3 million in organic revenues. The increase in revenues was primarily due to continued growth in our digital marketing services. Our product demonstration and sampling revenues were consistent with prior year for the nine months ended September 30, 2021, which included a decline in first quarter this year as compared to the first quarter of 2020, which was largely at full scale pre-pandemic, and growth in the subsequent two quarters this year.

Cost of Revenues

Cost of revenues as a percentage of revenues for the nine months ended September 30, 2021 was 82.4%, as compared to 81.6% for the nine months ended September 30, 2020, which is relatively consistent year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for nine months ended September 30, 2021 was 4.9%, as compared to 5.8% for the nine months ended September 30, 2020. The decrease as a percentage of revenues for the nine months ended September 30, 2021 was primarily attributable to a decrease in restructuring charges primarily associated with terminating certain office leases and a decrease in equity-based compensation expense associated with our Common Series D Units partially offset by stock-based compensation expense. In connection with the Transactions, we adopted the Advantage Solutions Inc. 2020 Incentive Award Plan (the “2020 Plan”) with awards granted during the nine months ended September 30, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $3.9 million, or 2.2%, to $181.5 million for the nine months ended September 30, 2021, from $177.5 million for the nine months ended September 30, 2020. The increase is primarily due to additional amortization expenses of intangibles from acquisitions.

Operating Income

	Nine Months Ended September 30,		Change
(amounts in thousands)	2021	2020	$	%
Sales	$131,727	$95,420	$36,307	38.0%
Marketing	13,910	24,592	(10,682)	(43.4)%
Total operating income	$145,637	$120,012	$25,625	21.4%

In the sales segment, the increase in operating income during the nine months ended September 30, 2021 was primarily attributable to growth in revenues together with the change in fair value adjustments related to contingent consideration and the decrease in selling, general and administrative expenses as described above.

In the marketing segment, the decrease in operating income during the nine months ended September 30, 2021 was primarily attributable to the change in fair value adjustments related to contingent consideration and the decrease in recovery from the Take 5 Matter partially offset by growth in revenues and the decrease in selling, general and administrative expenses as described above.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents $5.0 million of non-cash gain resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the nine months ended September 30, 2021. Fair value adjustment are based on the input assumptions used in the Black-Scholes option pricing model, including our Class A common stock price at the end of the reporting period, the implied volatility or other inputs to the model and the number of private placement warrants outstanding, which may vary from period to period.

Interest Expense, net

Interest expense decreased $47.0 million, or 31.0%, to $105.5 million for the nine months ended September 30, 2021, from $151.6 million for the nine months ended September 30, 2020. The decrease in interest expense, net was primarily due to the decrease in total debt as a result of the Transactions.

Provision for (benefit from) Income Taxes

Provision for income taxes was $16.6 million for the nine months ended September 30, 2021 as compared to a benefit from income taxes of $8.7 million for the nine months ended September 30, 2020. The fluctuation was primarily attributable to income before taxes during the nine months ended September 30, 2021 compared to a loss before taxes during the nine months ended September 30, 2020. In addition, discrete items during the nine months ended September 30, 2021 related to a valuation allowance for the Company’s Mexico operations and the remeasurement of deferred tax liabilities in the UK and US state jurisdictions due to income tax rate changes.

Net Income

Net income was $29.5 million for the nine months ended September 30, 2021, compared to net loss of $22.8 million for the nine months ended September 30, 2020. The increase in net income was primarily driven by the increase in operating income and decrease in interest expense as a result of the consummation of the Transactions partially offset by unfavorable variances associated with the provision for income taxes as described above.

Adjusted Net Income

The increase in Adjusted Net Income for the nine months ended September 30, 2021 was attributable to the decrease in interest expense as a result of the consummation of the Transactions and change in fair value of warrant liability partially offset by recovery from the Take 5 Matter and the increase in provision for income taxes as described above. For a reconciliation of Adjusted Net Income to Net income (loss), see “—Non-GAAP Financial Measures.”

Adjusted EBITDA and Adjusted EBITDA by Segment

	Nine Months Ended September 30,		Change
(amounts in thousands)	2021	2020	$	%
Sales	$268,798	$270,509	$(1,711)	(0.6)%
Marketing	98,357	84,139	14,218	16.9%
Total Adjusted EBITDA	$367,155	$354,648	$12,507	3.5%

Adjusted EBITDA increased $12.5 million, or 3.5%, to $367.2 million for the nine months ended September 30, 2021, from $354.6 million for the nine months ended September 30, 2020. The increase in Adjusted EBITDA was primarily attributable to the growth in revenues as described above partially offset by investment in recruiting to build-back our workforce impacted by the COVID-19 pandemic. For a reconciliation of Adjusted EBITDA to net income, see “—Non-GAAP Financial Measures.”

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

A reconciliation of Adjusted Net Income to Net income (loss) is provided in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Net income (loss)	$24,327	$36,705	$29,535	$(22,832)
Less: Net income attributable to noncontrolling interest	1,016	756	219	331
Add:
Equity based compensation of Topco and Advantage Sponsors’ management fee(a)	(5,575)	1,468	(10,031)	9,489
Change in fair value of warrant liability	(3,491)	—	(5,024)	—
Fair value adjustments related to contingent consideration related to acquisitions(c)	3,221	(6,184)	5,776	2,039
Acquisition-related expenses(d)	5,110	3,683	13,053	14,073
Restructuring expenses(e)	(394)	(7,635)	10,636	40,028
Litigation expenses(f)	(92)	(31)	(910)	2,573
Amortization of intangible assets(g)	49,786	47,781	148,396	143,279
Costs associated with COVID-19, net of benefits received(h)	1,087	(1,389)	(948)	(1,408)
Recovery from Take 5	—	—	—	(7,700)
Costs associated with the Take 5 Matter(i)	1,400	1,219	3,611	2,819
Tax adjustments related to non-GAAP adjustments(j)	(15,262)	(9,254)	(47,113)	(50,771)
Adjusted Net Income	$59,101	$65,607	$146,762	$131,258

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

A reconciliation of Adjusted EBITDA to Net income (loss) is provided in the following table:

Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Net income (loss)	$24,327	$36,705	$29,535	$(22,832)
Add:
Interest expense, net	36,490	48,243	104,544	151,558
Provision for (benefit from) income taxes	8,276	3,623	16,582	(8,714)
Depreciation and amortization	59,163	58,556	181,450	177,513
Equity based compensation of Topco and Advantage Sponsors’ management fee(a)	(5,575)	1,468	(10,031)	9,489
Change in fair value of warrant liability	(3,491)	—	(5,024)	—
Stock based compensation expense(b)	7,854	—	25,497	—
Fair value adjustments related to contingent consideration related to acquisitions(c)	3,221	(6,184)	5,776	2,039
Acquisition-related expenses(d)	5,110	3,683	13,053	14,073
EBITDA for economic interests in investments(k)	(3,620)	(2,005)	(6,616)	(4,790)
Restructuring expenses(e)	(394)	(7,635)	10,636	40,028
Litigation expenses(f)	(92)	(31)	(910)	2,573
Costs associated with COVID-19, net of benefits received(h)	1,087	(1,389)	(948)	(1,408)
Recovery from Take 5	—	—	—	(7,700)
Costs associated with the Take 5 Matter(i)	1,400	1,219	3,611	2,819
Adjusted EBITDA	$133,756	$136,253	$367,155	$354,648

Financial information by segment, including a reconciliation of Adjusted EBITDA by segment to operating income, the closest GAAP financial measure, is provided in the following table:

Sales Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Operating income	$51,906	$60,205	$131,727	$95,420
Add:
Depreciation and amortization	41,515	41,978	128,789	127,319
Equity based compensation of Topco and Advantage Sponsors’ management fee(a)	(4,844)	1,398	(7,360)	8,135
Stock based compensation expense(b)	4,371	—	13,795	—
Fair value adjustments related to contingent consideration related to acquisitions(c)	192	(669)	(4,057)	7,771
Acquisition-related expenses(d)	3,899	3,581	9,499	11,818
EBITDA for economic interests in investments(k)	(3,832)	(2,142)	(7,429)	(5,551)
Restructuring expenses(e)	1,273	(1,227)	3,229	22,851
Litigation expenses(f)	(68)	—	(584)	2,604
Costs associated with COVID-19, net of benefits received(h)	787	(1,198)	1,189	142
Sales Segment Adjusted EBITDA	$95,199	$101,926	$268,798	$270,509

Marketing Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(in thousands)
Operating income	$13,696	$28,366	$13,910	$24,592
Add:
Depreciation and amortization	17,648	16,578	52,661	50,194
Equity based compensation of Topco and Advantage Sponsors’ management fee(a)	(731)	70	(2,671)	1,354
Stock based compensation expense(b)	3,483	—	11,702	—
Fair value adjustments related to contingent consideration related to acquisitions(c)	3,029	(5,515)	9,833	(5,732)
Acquisition-related expenses(d)	1,211	102	3,554	2,255
EBITDA for economic interests in investments(k)	212	137	813	761
Restructuring expenses(e)	(1,667)	(6,408)	7,407	17,177
Litigation expenses(f)	(24)	(31)	(326)	(31)
Costs associated with COVID-19, net of benefits received(h)	300	(191)	(2,137)	(1,550)
Recovery from Take 5	—	—	—	(7,700)
Costs associated with the Take 5 Matter(i)	1,400	1,219	3,611	2,819
Marketing Segment Adjusted EBITDA	$38,557	$34,327	$98,357	$84,139

(a)

Represents the management fees and reimbursements for expenses paid to certain of the Advantage Sponsors (or certain of the management companies associated with it or its advisors) pursuant to a management services agreement in the three and nine months ended September 30, 2021 and 2020. Also represents expenses related to (i) equity-based compensation expense associated with grants of Common Series D Units of Topco made to one of the Advantage Sponsors, (ii) equity-based compensation expense associated with the Common Series C Units of Topco as a result of the Transactions, (iii) compensation amounts associated with the Company’s Management Incentive Plan originally scheduled for potential payment March 2022 that were accelerated and terminated as part of the Transactions, and (iv) compensation amounts associated with the anniversary payments to Tanya Domier. Certain of Ms. Domier’s anniversary payments were accelerated as part of the Transactions.

(b)	Represents non-cash compensation expense related to PSUs and RSUs under the 2020 Plan and the Advantage Solutions 2020 Employee Stock Purchase Plan.
(c)

Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions, excluding the present value accretion recorded in interest expense, net, for the applicable periods. See Note 6—Fair Value of Financial Instruments to our unaudited condensed financial statements for the three and nine months ended September 30, 2021 and 2020.

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

(i)

Represents costs associated with investigation and remediation activities related to the Take 5 Matter, primarily, professional fees and other related costs, for the three and nine months ended September 30, 2021 and 2020, respectively.

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

Liquidity and Capital Resources

Our principal sources of liquidity were cash flows from operations, borrowings under the Revolving Credit Facility, and other debt. Our principal uses of cash are operating expenses, working capital requirements, acquisitions, interest on debt and repayment of debt. Our principal sources of liquidity prior to the Transactions included $3.3 billion of outstanding debt under our then-existing first and second lien credit agreements, which we repaid on October 28, 2020 in connection with the Transactions.

Cash Flows

A summary of our cash operating, investing and financing activities are shown in the following table:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$101,068	$290,105
Net cash used in investing activities	(66,152)	(74,572)
Net cash (used in) provided by financing activities	(68,999)	90,454
Net effect of foreign currency fluctuations on cash	(1,476)	(1,187)
Net change in cash, cash equivalents and restricted cash	$(35,559)	$304,800

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2021 consisted of net income of $36.4 million adjusted for certain non-cash items, including depreciation and amortization of $181.5 million and effects of changes in working capital. Net cash provided by operating activities during the nine months ended September 30, 2020, consisted of net loss of $22.8 million adjusted for certain non-cash items, including depreciation and amortization of $177.5 million and effects of changes in working capital. The decrease in cash provided by operating activities during the nine months ended September 30, 2021 relative to the same period in 2020 was primarily due to the decreased need for working capital in the prior year as a result of COVID-19 related temporary suspensions of in-store sampling services combined with the deferral of payment of our portion of Social Security taxes during the nine months ended September 30, 2020.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 primarily consisted of the purchase of businesses, net of cash acquired of $40.0 million and purchase of property and equipment of $24.5 million. Net cash used in investing activities during the nine months ended September 30, 2020, primarily consisted of the purchase of businesses, net of cash acquired of $51.4 million and purchase of property and equipment of $23.2 million.

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

Cash flows related to financing activities during the nine months ended September 30, 2021 were primarily related to borrowings of $51.7 million and repayment of $102.7 million on the Revolving Credit Facility and our lines of credit and $8.6 million related to payments of contingent consideration and holdback payments

Cash flows related to financing activities during the nine months ended September 30, 2020, were primarily related to the borrowing and subsequent repayment of $104.9 million under the accounts receivable securitization facility that existed as of September 30, 2020, proceeds of $2.8 million from one of our majority owned subsidiaries operating in Japan entering into a local government loan program, principal payments of $19.8 million on our long-term debt and $11.4 million related to payments of contingent consideration and holdback payments.

Description of Credit Facilities

Senior Secured Credit Facilities

In connection with the consummation of the Transactions, Advantage Sales & Marketing Inc. (the “Borrower”), an indirect wholly-owned subsidiary of the Company, entered into (i) a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $400.0 million, subject to borrowing base capacity (as may be amended from time to time, the “Revolving Credit Facility”) and (ii) a secured first lien term loan credit facility in an aggregate principal amount of $1.325 billion (as may be amended from time to time, the “Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”).

On October 28, 2021, the Borrower entered into Amendment No. 1 to the First Lien Credit Agreement (the “First Lien Amendment”), which amended the Term Loan Facility to, among other amendments, reduce the applicable interest margins on the term loans, reset the six-month period for which a 1.00% prepayment premium shall apply to any prepayment of the term loans in connection with a repricing transaction and update the benchmark replacement provisions in connection with the upcoming cessation of U.S. Dollar LIBOR to align with more recent standards adopted by the industry and by Bank of America.

On October 28, 2021, the Borrower also entered into the First Amendment to ABL Revolving Credit Agreement (the “ABL Amendment”), which amended the Revolving Credit Facility to reduce the interest rate floors and update the benchmark replacement provisions in the same manner as in the First Lien Amendment.

Revolving Credit Facility

Our Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $400.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under our Revolving Credit Facility then in effect. Loans under the Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A., is administrative agent and ABL Collateral Agent. The Revolving Credit Facility is scheduled to mature in October 2025. We may use borrowings under the Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments. As of September 30, 2021, we had unused capacity under our Revolving Credit Facility available to us of $400.0 million, subject to borrowing base limitations (without giving effect to approximately $60.3 million of outstanding letters of credit and the borrowing base limitations for additional borrowings).

Borrowings under the Revolving Credit Facility are limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable plus specified percentages of qualified cash, minus the amount of any applicable reserves. Borrowings will bear interest at a floating rate, which can be either an adjusted Eurodollar rate plus an applicable margin or, at the Borrower’s option, a base rate plus an applicable margin. The applicable margins for the Revolving Credit Facility are 2.00%, 2.25% or 2.50%, with respect to Eurodollar rate borrowings and 1.00%, 1.25% or 1.50%, with respect to base rate borrowings, in each case depending on average excess availability under the Revolving Credit Facility. The Borrower’s ability to draw under the Revolving Credit Facility or issue letters of credit thereunder will be conditioned upon, among other things, the Borrower’s delivery of prior written notice of a borrowing or issuance, as applicable, the Borrower’s ability to reaffirm the representations and warranties contained in the credit agreement governing the Revolving Credit Facility and the absence of any default or event of default thereunder.

The Borrower’s obligations under the Revolving Credit Facility are guaranteed by Karman Intermediate Corp. (“Holdings”) and all of the Borrower’s direct and indirect wholly owned material U.S. subsidiaries (subject to certain permitted exceptions) and Canadian subsidiaries (subject to certain permitted exceptions, including exceptions based on immateriality thresholders of aggregate assets and revenues of Canadian subsidiaries) (the “Guarantors”). The Revolving Credit Facility is secured by a lien on substantially all of Holdings’, the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The Borrower’s Revolving Credit Facility has a first-priority lien on the current asset collateral and a second-priority lien on security interests in the fixed asset collateral (second in priority to the liens securing the Notes and the Term Loan Facility discussed below), in each case, subject to other permitted liens.

The Revolving Credit Facility has the following fees: (i) an unused line fee of 0.375% or 0.250% per annum of the unused portion of the Revolving Credit Facility, depending on average excess availability under the Revolving Credit Facility; (ii) a letter of credit participation fee on the aggregate stated amount of each letter of credit equal to the applicable margin for adjusted Eurodollar rate loans, as applicable; and (iii) certain other customary fees and expenses of the lenders and agents thereunder.

The Revolving Credit Facility contains customary covenants, including, but not limited to, restrictions on the Borrower’s ability and that of our subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, optionally prepay or modify terms of any junior indebtedness, enter into transactions with affiliates or change our line of business. The Revolving Credit Facility will require the maintenance of a fixed charge coverage ratio (as set forth in the credit agreement governing the Revolving Credit Facility) of 1.00 to 1.00 at the end of each fiscal quarter when excess availability is less than the greater of $25 million and 10% of the lesser of the borrowing base and maximum borrowing capacity. Such fixed charge coverage ratio will be tested at the end of each quarter until such time as excess availability exceeds the level set forth above.

The Revolving Credit Facility provides that, upon the occurrence of certain events of default, the Borrower’s obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders thereunder, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy, insolvency, corporate arrangement, winding-up, liquidation or similar proceedings, material money judgments, material pension-plan events, certain change of control events and other customary events of default.

Term Loan Facility

The Term Loan Facility is a term loan facility denominated in US dollars in an aggregate principal amount of $1.325 billion. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount. Borrowings will bear interest at a floating rate, which can be either an adjusted Eurodollar rate plus an applicable margin or, at the Borrower’s option, a base rate plus an applicable margin. The applicable margins for the Term Loan Facility are 4.50% with respect to Eurodollar rate borrowings and 3.50% with respect to base rate borrowings.

The Borrower may voluntarily prepay loans or reduce commitments under the Term Loan Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (other than a 1.00% premium on any prepayment in connection with a repricing transaction prior to the date that is six months after the effective date of the First Lien Amendment).

The Borrower will be required to prepay the Term Loan Facility with 100% of the net cash proceeds of certain asset sales (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios) and subject to certain reinvestment rights, 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios).

The Borrower’s obligations under the Term Loan Facility are guaranteed by Holdings and the Guarantors. Our Term Loan Facility is secured by a lien on substantially all of Holdings’, the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The Term Loan Facility has a first-priority lien on the fixed asset collateral (equal in priority with the liens securing the Notes) and a second-priority lien on security interests in the current asset collateral (second in priority to the liens securing the Revolving Credit Facility), in each case, subject to other permitted liens.

The Term Loan Facility contains certain customary negative covenants, including, but not limited to, restrictions on the Borrower’s ability and that of our restricted subsidiaries to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, pay dividends or make other restricted payments, sell or otherwise transfer assets or enter into transactions with affiliates.

The Term Loan Facility provides that, upon the occurrence of certain events of default, the Borrower’s obligations thereunder may be accelerated. Such events of default will include payment defaults to the lenders thereunder, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy, insolvency, corporate arrangement, winding-up, liquidation or similar proceedings, material money judgments, change of control and other customary events of default.

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

Guarantees

The Notes are guaranteed by Holdings and each of the Issuer’s direct and indirect wholly owned material U.S. subsidiaries (subject to certain permitted exceptions) and Canadian subsidiaries (subject to certain permitted exceptions, including exceptions based on immateriality thresholders of aggregate assets and revenues of Canadian subsidiaries) that is a borrower or guarantor under the Term Loan Facility.

Security and Ranking

The Notes and the related guarantees are the general, senior secured obligations of the Issuer and the Notes Guarantors, are secured on a first-priority pari passu basis by security interests on the fixed asset collateral (equal in priority with liens securing the Term Loan Facility), and are secured on a second-priority basis by security interests on the current asset collateral (second in priority to the liens securing the Revolving Credit Facility and equal in priority with liens securing the Term Loan Facility), in each case, subject to certain limitations and exceptions and permitted liens.

The Notes and related guarantees rank (i) equally in right of payment with all of the Issuer’s and the Guarantors’ senior indebtedness, without giving effect to collateral arrangements (including the Senior Secured Credit Facilities) and effectively equal to all of the Issuer’s and the Guarantors’ senior indebtedness secured on the same priority basis as the Notes, including the Term Loan Facility, (ii) effectively subordinated to any of the Issuer’s and the Guarantors’ indebtedness that is secured by assets that do not constitute collateral for the Notes to the extent of the value of the assets securing such indebtedness and to indebtedness that is secured by a senior-priority lien, including the Revolving Credit Facility to the extent of the value of the current asset collateral and (iii) structurally subordinated to the liabilities of the Issuer’s non-Guarantor subsidiaries.

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

Prior Credit Facilities

In connection with the Transactions, our debt arrangements under the then first lien credit agreement and second lien credit agreement as well as the accounts receivable securitization facility that existed as of September 30, 2020 were repaid and terminated with incremental costs of $86.8 million. For a description of the Prior Facilities that were refinanced in connection with the consummation of the Transactions on October 28, 2020, please see the additional information set forth in Note 7—Debt, to our audited consolidated financial statements for the year ended December 31, 2020.

Cash and Cash Equivalents Held Outside the United States

As of September 30, 2021 and December 31, 2020, $80.9 million and $87.7 million, respectively, of our cash and cash equivalents and marketable securities were held by foreign subsidiaries. As of September 30, 2021, and December 31, 2020, $33.3 million and $28.9 million, respectively, of our cash and cash equivalents and marketable securities were held by foreign branches.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are included in our Annual Report on Form 10-K/A filed May 17, 2021 for the year ended December 31, 2020 and did not materially change during the three and nine months ended September 30, 2021.

Recently Issued Accounting Pronouncements

See the information set forth in Note 1, Organization and Significant Accounting Policies – Recent Accounting Pronouncements, to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020. included in “Part I, Financial Information—Item 1. Financial Statements” in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our exposure to foreign currency exchange rate fluctuations is primarily the result of foreign subsidiaries and foreign branches primarily domiciled in Europe and Canada. We use financial derivative instruments to hedge foreign currency exchange rate risks associated with our Canadian subsidiary.

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars, British pounds and euros, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated income before taxes would have decreased by approximately $3.2 million for the nine months ended September 30, 2021.

Equity Price Risk

As of September 30, 2021, 7,333,333 private placement warrants remained outstanding at a fair value of $19.7 million as of September 30, 2021. The warrant liability is stated at fair value at each reporting period with the change in fair value recorded on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. Based on the fair value of the private placement warrants outstanding as of September 30, 2021, a hypothetical decrease of 10% in the share price of the Company’s common stock would reduce the fair value of the warrant liability and result in an unrealized gain recognized in Change in fair value of warrant liability on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) of $3.4 million. Similarly, based on the fair value of the private placement warrants outstanding as of September 30, 2021, a hypothetical increase of 10% in the share price of the Company’s common stock would increase the fair value of the warrant liability and result in an unrealized loss recognized in Change in fair value of warrant liability on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) of $3.7 million.

Interest Rate Risk

Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under the Term Loan Facility, Revolving Credit Facility and Notes. As of the closing of the Transactions, we drew $100.0 million on the Revolving Credit Facility, which was subject to an assumed interest rate of 2.75%. Additionally, we borrowed an aggregate principal amount of $1.325 billion on the Term Loan Facility, which are subject to an assumed interest rate of 6.0% and $775.0 million in Notes, which is subject to a fixed interest rate of 6.5%.

Prior to the Transactions, interest rate exposure related primarily to the effect of interest rate changes on borrowings outstanding under our Prior Credit Facilities.

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

As of September 30, 2021, we had interest rate cap contracts on $1.5 billion of notional value of principal from various financial institutions, with a maturity dates of January 24, 2022 to manage our exposure to interest rate movements on variable rate credit facilities when three-months LIBOR on term loans exceeds caps ranging from 3.25% to 3.50%. The aggregate fair value of our interest rate caps represented an outstanding net liability of $0.8 million as of September 30, 2021.

In addition, we had interest rate cap contracts on an additional $650.0 million of notional value of principal from other financial institutions, with a maturity date of December 16, 2024 to manage our exposure to interest rate movements on variable rate credit facilities when one-month LIBOR on term loans exceeding a cap of 0.75%. The aggregate fair value of our interest rate caps represented an outstanding net asset of $5.9 million as of September 30, 2021.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the Term Loan Facility and Revolving Credit Facility would have resulted in an increase of $0.6 million in interest expense, net of gains from interest rate caps, for the nine months ended September 30, 2021.

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

ITEM 4. CONTROLS AND PROCEDURES

Material Weaknesses in Internal Control over Financial Reporting

On August 15, 2019, we concluded that our previously-issued audited consolidated financial statements and related notes as of and for the year ended December 31, 2018, should be restated to reflect the corrections of misstatements as a result of the Take 5 Matter. In connection with our investigation into the Take 5 Matter and the other error corrections, we identified material weaknesses in our internal control over financial reporting that continue to exist as of September 30, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Specifically, we identified material weaknesses in the design and operating effectiveness of our risk assessment and information and communication processes which contributed to the following material weaknesses:

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

In April 2021, the Company re-evaluated its historical accounting for its warrants and concluded it must amend the accounting treatment of the private placement warrants (collectively, the “Warrants”) issued in connection with the initial public offering of Conyers Park and recorded to the Company’s consolidated financial statements as a result of the Merger and the reverse recapitalization that occurred on October 28, 2020. At that time, the Warrants were presented within equity and did not impact any reporting periods prior to the Merger. As such, we concluded that the Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K originally filed on March 16, 2021 should be and were revised. In connection with our re-evaluation of this matter, we identified an additional material weakness in our internal control over financial reporting that continues to exist as of September 30, 2021, as we did not design and maintain effective controls related to the evaluation of settlement features used to determine the classification of certain warrant instruments.

Additionally, all of the material weaknesses described above could result in a misstatement of our annual or interim consolidated financial statements or disclosures that would result in a material misstatement to our annual or interim financial statements that would not be prevented or detected.

Remediation Plan

We are in the process of designing, implementing and testing the operating effectiveness of our internal control over financial reporting to remediate the material weaknesses. Our efforts include the following actions:

•
In order to validate more fully an acquisition target with databases and information technology systems used to recognize revenue and determine the satisfaction of performance obligations, we have designed and implemented policies and procedures to perform more robust risk assessment and due diligence procedures in connection with such potential acquisitions, including engaging third-party experts to evaluate such target companies’ databases or information technology, and enhancing the communication and evaluation of due diligence results, as appropriate. During the quarter ended September 30, 2021, we tested the implementation of the revised policies and procedures related to the risk assessment and due diligence procedures in connection with potential acquisitions. In connection with acquisitions occurring subsequent to the third quarter 2021, we expect to perform operating effectiveness testing of the revised policies and procedures to establish that they have been operating for a sufficient period of time.
•
We are enhancing our procedures related to the risk assessment, and evaluation of the completeness and accuracy of our internal reporting processes with respect to newly acquired businesses, including with respect to the completeness and accuracy of reports used to verify the satisfaction of performance obligations under client contracts and the accuracy of recognized revenues. During the quarter ended September 30, 2021, we have designed and implemented the revised risk assessment procedures over newly acquired businesses, including establishing certain additional procedures to be performed over reports used in the recognition of revenue and are in the process of testing the implementation of the related internal controls in connection with acquisitions occurring subsequent to September 30, 2021.
•
We have designed and implemented procedures and policies to promote timely and proper risk assessment, investigation, resolution, communication and disclosure of any whistleblower complaints or reported allegations of accounting or other misconduct. During the quarter ended September 30, 2021, we tested the implementation of the revised policies and procedures. Subsequent to the third quarter 2021, we expect to perform operating effectiveness testing of the revised whistleblower complaint process to establish it has been operating for a sufficient period of time.

•
We have designed and implemented procedures for the accounting evaluation of transactions, including instruments with warrants, options or conversion features. We are in the process of testing the implementation of these control procedures for relevant transactions that have occurred. Subsequent to the third quarter, we expect to perform operating effectiveness testing of the revised controls to establish they have been operating for a sufficient period of time.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective because of the material weaknesses in our internal control over financial reporting described above.

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

PART II - OTHER INFORMATION

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

Proceedings Relating to Take 5

The following proceedings relate to the Take 5 Matter, which is discussed in greater detail in “PART I, Financial Information —Item 1. Financial Statements—Note 10. Commitments and Contingencies” in this Quarterly Report and “Risk Factors — Risks Related to the Company’s Business and Industry” in our Annual Report on Form 10-K/A for the year ended December 31, 2020.

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

Arbitration Proceedings Related to Take 5

In August 2019, as a result of the Take 5 Matter, we provided a written indemnification claim notice to the sellers of Take 5, or the Take 5 Sellers, seeking monetary damages (including interest, fees and costs) based on allegations of breach of the asset purchase agreement, or Take 5 APA, as well as fraud. In September 2019, the Take 5 Sellers initiated arbitration proceedings in the state of Delaware against us, alleging breach of the Take 5 APA as a result of our decision to terminate the operations of the Take 5 business and seeking monetary damages equal to all unpaid earn-out payments under the Take 5 APA (plus interest fees and costs). In 2020, the Take 5 Sellers amended their statement of claim to allege defamation, relating to statements we made to customers in connection with terminating the operations of the Take 5 business, and seeking monetary damages for the alleged injury to their reputation. We have filed our response to the Take 5 Sellers’ claims and asserted indemnification, fraud and other claims against the Take 5 Sellers as counterclaims and cross-claims in the arbitration proceedings. We are currently unable to estimate the potential impact related to these arbitration proceedings, but we have retained outside counsel to represent us in these matters and are vigorously pursuing our interests. The arbitration hearing for this matter is currently scheduled for the first quarter of 2022.

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

ADVANTAGE SOLUTIONS INC.

By:	/s/ Tanya Domier
Tanya Domier
Chief Executive Officer and Director
Date:	November 9, 2021

By:	/s/ Brian Stevens
Brian Stevens
Chief Financial Officer and Chief Operating
Officer (Principal Financial Officer)
Date:	November 9, 2021