Form 10-K
period 2021-12-31
Advantage Solutions Inc.
filed 2022-03-01
CIK 1776661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38990

Advantage Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-4629508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

15310 Barranca Parkway, Suite 100

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $10.79 reported on the Nasdaq Global Select Market, was approximately $3,436.6 million.

As of February 28, 2022, there were 318,117,104 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this report to the extent stated.

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

Within our marketing services, our largest service offering is retail experiential, also known as in-store sampling or demonstrations, through which we create and manage highly customized large-scale sampling programs (both in-store and on-line) for leading retailers. We also have a collection of specialized agency businesses, where we provide private label services to retailers and develop granular marketing programs for brands and retailers through our shopper, consumer and digital marketing agencies.

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

Our software leverages daily point-of-sale store data, supply chain data and advanced algorithms to target and correct potential store-level merchandising issues in real time, such as stock keeping units that are void, out of stock or past expiration. We are able to leverage this intelligence to route our retail teams to stores where issues exist, or may soon exist, as well as prioritize our associates’ work to address the highest-value opportunities while conducting a store visit.

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

Since founding our marketing business, we have grown to become a national agency collective and are the agency of record for many of the most recognized brands across the retail, packaged goods, technology, apparel, automotive, travel, entertainment, education and healthcare industries. We were ranked by Ad Age as the largest U.S. promotions agency and the largest U.S. experiential and event marketing agency from 2014 to 2021 based on prior year revenues. Furthermore, in 2021 we ranked 11th on Ad Age’s list of the largest U.S. marketing agencies from all disciplines and 18th on its list of the world’s largest agency companies based on prior year revenues.

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
•
food safety matters (e.g., federal, state and local certification and training and inspection and enforcement of standards for our associates, facilities, equipment and the products we promote), alcohol beverage marketing regulations, food and permitting matters (e.g., licensing under the Perishable Agricultural Commodities Act and regulations from the U.S. Department of Agriculture), custom and import matters with respect to products imported to and exported across international borders;
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

Human Capital Management

Our associates represent the most important assets to our business. As of December 31, 2021, we employed approximately 70,000 associates. Approximately 20,000 of these associates are full-time and approximately 50,000 are part-time. Approximately 58,000 of these associates are in the United States. As of December 31, 2021, none of our associates in the United States were represented by a trade union.

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

During the COVID-19 pandemic, our front-line associates have performed incredible work for our clients, customers and communities. The health and welfare of our associates continues to be our primary concern, and we have implemented a number of programs to assist our associates, including providing personal protective equipment, establishing an associate-relief fund and providing additional sick pay. Notwithstanding the dedication of our associates, a number of our services were adversely impacted by the COVID-19 pandemic. As a result, we also had to implement layoffs, furloughs and pay reductions for associates that were in, or support, these services in 2020.

Intellectual Property

We own or have the rights to use certain trade names and trademarks that are registered with the U.S. Patent and Trademark Office or other foreign trademark registration offices or exist under common law in the United States and other jurisdictions. Trade names that are important in identifying and distinguishing our business include, but are not limited to, Advantage Solutions, Advantage Sales, Daymon, SAS, Club Demonstration Services, Advantage Marketing Partners and Waypoint. Our rights to some of these trade names and trademarks may be limited to select markets. We also own domain names, including advantagesolutions.net.

We rely on trade secrets, including unpatented know-how, and proprietary systems and information, to maintain and develop our technology-enabled services. We try to protect trade secrets and know-how by taking reasonable steps to keep them confidential, including entering into nondisclosure and confidentiality agreements with our employees, contractors and associates that contain confidentiality obligations and entering into invention assignment commitments that obligate employees, contractors and associates to assign to us any inventions developed in the course of their work for us.

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
•
market-driven wage changes or changes to labor laws or wage or job classification regulations, including minimum wage:

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
•
our ability to maintain proper and effective internal control over financial reporting in the future;
•
potential and actual harms to our business arising from the matter related to the 2018 acquisition of Take 5 Media Group (the “Take 5 Matter”);
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
•
Our ability to respond to changes in digital practices and policies;
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
•
disruptions, delays and strains in certain domestic and internal supply changes that have had, and may continue to have, a negative effect on the flow or availability of certain products;
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
•
deteriorating economic conditions, declines in labor force participation rates, public transportation disruptions or other disruptions as a result of the COVID-19 pandemic;
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

Market-driven wage increases and changes to wage or job classification regulations, including minimum wages could adversely affect our business, financial condition or results of operations.

Market competition has and may continue to cause us to increase the salaries or wages paid to our associates or the benefits packages that they receive. If we experience further market-driven increases in salaries, wage rates or benefits or if we fail to increase our offered salaries, wages or benefits packages competitively, the quality of our workforce could decline, causing our client service to suffer. Low unemployment rates or lower levels of labor force participation rates may increase the likelihood or impact of such market pressures. Any of these changes affecting wages or benefits for our associates could adversely affect our business, financial condition or results of operations.

Changes in labor laws related to employee hours, wages, job classification and benefits, including health care benefits, could adversely affect our business, financial condition or results of operations. As of December 31, 2021, we employed approximately

70,000 associates, many of whom are paid above, but near, applicable minimum wages, and their wages may be affected by changes in minimum wage laws.

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

Our ability to meet our workforce needs, while controlling associate-related costs, including salaries, wages and benefits, is subject to numerous external factors, including the availability of talented persons in the workforce in the local markets in which we operate, prevailing unemployment rates and competitive wage rates in such markets. We may find that there is an insufficient number of qualified individuals to fill our associate positions with the qualifications we seek. Competition in these communities for qualified staff could require us to pay higher wages and provide greater benefits, especially if there is significant improvement in regional or national economic conditions. We must also train and, in some circumstances, certify these associates under our policies and practices and any applicable legal requirements. If we are unable to hire, timely train or retain talented individuals may result in higher turnover and increased labor costs, and could compromise the quality of our service, all of which could adversely affect our business.

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

Consolidation in the consumer goods and retail industries we serve could reduce aggregate demand for our services in the future and could adversely affect our business or our results of operations. When companies consolidate, the services they previously purchased separately are often purchased by the combined entity, leading to the termination of relationships with certain service providers or demands for reduced fees and commissions. The combined company may also choose to insource certain functions that were historically outsourced, resulting in the termination of existing relationships with third-party service providers. While we attempt to mitigate the revenue impact of any consolidation by maintaining existing or winning new service arrangements with the combined companies, there can be no assurance as to the degree to which we will be able to do so as consolidation continues in the industries we serve, and our business, financial condition or results of operations may be adversely affected.

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

Our three largest clients generated approximately 11% of our revenues in the fiscal year ended December 31, 2021. These clients are generally able to reduce or cancel spending on our services on short notice for any reason. A significant reduction in spending on our services by our largest clients, or the loss of one or more of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our business and results of operations. In addition, when large retailers suspend or reduce in-store demonstration services, such as in response to the COVID-19 pandemic, our business and results of operations can be adversely affected.

We are reliant on continued access to retailer platforms on commercially reasonable terms for the provision of certain of our e-commerce services in which our clients’ products are resold by us, as the vendor of record, directly to the consumer.

A growing portion of the e-commerce services we provide involve the purchase and resale by us, as the vendor of record, of our clients’ products through retailer platforms. The control that retailers such as Amazon have over the access and fee structures and/or pricing for products on their platforms could impact the volume of purchases of these products made on their platform and our revenues from the provision of such e-commerce services. If such retailers establish terms that restrict the offering of these products on their platform, significantly impact the financial terms on which such products are offered, or do not approve the inclusion of such products on their platform, our business could be negatively impacted. Additionally, we also generally rely on a retailer’s payment processing services for purchases made on its platform by consumers. To the extent such payment processing services are offered to us on less favorable terms, or become unavailable to us for any reason, our costs of revenue with respect to this aspect of our business could increase, and our margins could be materially adversely impacted. We cannot assure you that we will be successful in maintaining access to these retailer platforms on commercially reasonable terms, or at all.

The retail industry is evolving, and if we do not successfully develop and maintain relevant omni-channel services for our clients, our business, financial condition or results of operations could be adversely impacted.

Historically, substantially all of our sales segment revenues were generated by sales and services that ultimately occurred in traditional retail stores. The retail industry is evolving, as demonstrated by the number of retailers that offer both traditional retail stores and e-commerce platforms or exclusively e-commerce platforms. In addition, the COVID-19 pandemic has placed pressure on the traditional retail store model, including store closures, changes in consumer spending, and extensive health and safety risks and compliance requirements. Consumers are increasingly using computers, tablets, mobile phones and other devices to comparison shop, determine product availability and complete purchases online, a trend that has accelerated during the COVID-19 pandemic, and which may continue thereafter. If consumers continue to purchase more products online and e-commerce continues to displace brick-and-mortar retail sales, there may be a decrease in the demand for certain of our services. Omni-channel retailing is rapidly evolving and we believe we will need to keep pace with the changing consumer expectations and new developments by our competitors.

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

Many of our clients seek opportunities to reduce their costs through procurement strategies that reduce fees paid to third-party service providers. As a result, certain of our clients have sought, and may continue to seek, more aggressive terms from us, including with respect to pricing and payment terms. Such activities put operational and financial pressure on our business, which could limit the amounts we earn or delay the timing of our cash receipts. Such activities may also cause disputes with our clients or negatively impact our relationships or financial results. Our clients have experienced, and may continue to experience, increases in their expenses associated with materials and logistics, which may cause them to reduce expenses elsewhere. While we attempt to mitigate negative implications to client relationships and the revenue impact of any pricing pressure by aligning our revenues opportunity with satisfactory client outcomes, there can be no assurance as to the degree to which we will be able to do so successfully. Additionally, price concessions can lead to margin compression, which in turn could adversely affect our business, financial condition or results of operations.

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

We previously identified material weaknesses in our internal control over financial reporting. If we fail to maintain proper and effective internal control over financial reporting in the future, our ability to produce accurate and timely financial statements could be impaired, investors’ views of us could be harmed, and we could be subject to enforcement actions by the SEC.

During 2021, we completed the remediation measures related to the material weaknesses previously identified and concluded that our internal control over financial reporting was effective as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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

The integration of any businesses is a complex, costly and time-consuming process. As a result, we have devoted, and will continue to devote, significant management attention and resources to integrating acquired businesses. The failure to meet the challenges involved in integrating businesses and to realize the anticipated benefits of any acquisition could cause an interruption of, or a loss of momentum in, the activities of our combined business and could adversely affect our results of operations. The difficulties of combining acquired businesses with our own include, among others:

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
•
difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from an acquisition;
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
•
additional legal compliance requirements, including custom and import requirements with respect to products imported to and exported across international borders;
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

Additionally, the withdrawal of the United Kingdom from the European Union, or “Brexit,” has created economic and political uncertainty, including volatility in global financial markets and the value of foreign currencies. The impact of Brexit may not be fully realized for several years. Additionally, in many countries outside of the United States, there has not been a historical practice of using third parties to provide sales and marketing services. Accordingly, while it is part of our strategy to expand into international markets, it may be difficult for us to grow our international business units on a timely basis, or at all.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

Currently, none of our associates in the United States are represented by a union. However, our associates have the right under the National Labor Relations Act to choose union representation. If all or a significant number of our associates become unionized and the terms of any collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Moreover, if a significant number of our associates participate in labor unions, it could put us at increased risk of labor strikes and disruption of our operations or adversely affect our growth and results of operations. In December 2019, a union which commonly represents employees in the supermarket industry filed a petition with the National Labor Relations Board to represent approximately 120 of our associates who work in and around Boston. An election was held, and based on certified results of the election we prevailed in this election. Notwithstanding this successful election, we could face future union organization efforts or elections, which could lead to additional costs, distract management or otherwise harm our business.

If goodwill or other intangible assets in connection with our acquisitions become impaired, we could take significant non-cash charges against earnings.

We have made acquisitions to complement and expand the services we offer and intend to continue to do so when attractive acquisition opportunities exist in the market. As a result of prior acquisitions, including the acquisition of our business in 2014 by our current parent entity, Karman Topco L.P. (“Topco”), we have goodwill and intangible assets recorded on our balance sheet of $2.2 billion and $2.3 billion, respectively, as of December 31, 2021, as further described in Note 3 to our consolidated financial statements for the year ended December 31, 2021.

Under accounting guidelines, we must assess, at least annually, whether the value of goodwill and other intangible assets has been impaired. We have recognized non-cash goodwill and non-cash intangible asset impairment charges, and we can make no assurances that we will not record any additional impairment charges in the future. Any future reduction or impairment of the value of goodwill or other intangible assets will similarly result in charges against earnings, which could adversely affect our reported financial results in future periods.

Failures in, or incidents involving, our technology infrastructure could damage our business, reputation and brand and substantially harm our business and results of operations.

Our business is highly dependent on our ability to manage operations and process a large number of transactions on a daily basis. We rely heavily on our operating, payroll, financial, accounting and other data processing systems which require substantial support and maintenance, and may be subject to disabilities, errors, or other harms. If our data and network infrastructure were to fail, or if we were to suffer a data security breach, or an interruption or degradation of services in our data center, third-party cloud, and other infrastructure environments, we could lose important data, which could harm our business and reputation, and cause us to incur significant liabilities. Our facilities, as well as the facilities of third-parties that provide or maintain, or have access to our data or network infrastructure, are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that our or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired. Our information technology systems, and the information technology systems of our current or future third-party vendors, collaborators, consultants and service providers, could be penetrated by internal or external parties intent on extracting information, corrupting information, stealing intellectual property or trade secrets, or disrupting business processes. A third party’s decision to close facilities or terminate services without adequate notice, or other unanticipated problems, could adversely impact our operations. Any of the aforementioned risks may be augmented if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate in preventing the loss of data, service interruptions, disruptions to our operations or damages to important systems or facilities. Our data center, third-party cloud, and managed service provider infrastructure also could be subject to break-ins, cyber-attacks (including through the use of malware, software bugs, computer viruses, ransomware, social engineering, and denial of service), sabotage, intentional acts of vandalism and other misconduct, from a spectrum of actors ranging in sophistication from threats common to most industries to more advanced and persistent, highly organized adversaries. Any security breach or incident, including personal data breaches, that we experience could result in unauthorized access to, or misuse, modification, destruction or unauthorized acquisition of, our internal sensitive corporate data, such as personal data, financial data, trade secrets, intellectual property, or other competitively sensitive or confidential data. Such unauthorized access, misuse, acquisition, or modification of sensitive data may result in data loss, corruption or alteration, interruptions in our operations or damage to our computer hardware or systems or those of our employees or customers. Our systems have been the target of cyber-attacks. Although we have taken and continue to take steps to enhance our cybersecurity posture, we cannot assure that future cyber incidents will not occur or that our systems will not be targeted or breached in the future. Any such breach or unauthorized access could result in a disruption of the Company’s operations, the theft, unauthorized use or publication of the Company’s intellectual property, other proprietary information or the personal information of customers, employees, licensees or suppliers, a reduction of the revenues the Company is able to generate from its operations, damage to the Company’s brand and reputation, a loss of confidence in the security of the Company’s business and products, and significant legal and financial exposure. If any such incident results in litigation, we may be required to make significant expenditures in the course of such litigation and may be required to pay significant amounts in damages. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. Significant unavailability of our services due to attacks could cause us to incur significant liability, could cause users to cease using our services and materially and adversely affect our business, prospects, financial condition and results of operations.

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

A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of personal information. The information, security and privacy requirements imposed by such governmental laws and regulations relating to privacy, data protection and consumer protection are increasingly demanding, quickly evolving and may be subject to differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Our actual or perceived failure to comply with such laws and regulations could result in fines, investigations, enforcement actions, penalties, sanctions, claims for damages by affected individuals, and damage to our reputation, among other negative consequences, any of which could have a material adverse effect on its financial performance.

We are subject to the California Consumer Protection Act of 2018 (“CCPA”), which became effective in 2020 and regulates the collection, use and processing of personal information relating to California residents, and which grants certain privacy rights to California residents, including rights to request access to and to request deletion of personal information relating to such individuals under certain circumstances. Compliance with the new obligations imposed by the CCPA depends in part on how its requirements are interpreted and applied by the California attorney general and courts. Alleged violations of the CCPA may result in substantial civil penalties or statutory damages when applied at scale, up to $2,500 per violation or $7,500 per intentional violation of any CCPA requirement, which may be applied on a per-person or per-record basis. The CCPA also establishes a private right of action if certain personal information of individuals is subject to an unauthorized access and exfiltration, theft, or disclosure as a result of a business’s violation of the duty to implement and maintain reasonable security procedures and practices, which authorizes statutory damages $100 to $750 per person per incident even if there is no actual harm or damage to plaintiffs. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Further, in November 2020, the State of California adopted the California Privacy Rights Act of 2020 (“CPRA”) which goes into effect January 1, 2023 and provides for expansion and amendment to the CCPA, including additional and strengthened privacy rights for California residents, new requirements regarding sensitive data and data sharing for digital advertising, and tripled damages for violations involving children’s data. The CPRA establishes a dedicated privacy regulator under California law, with rulemaking and enforcement responsibilities. Regulations implementing the CPRA are expected in draft and final form in 2022, which will need to be accounted for in time for the CPRA’s January 1, 2023 effective date.

Two other states, Virginia and Colorado, have passed their own comprehensive privacy laws to go into effect on January 1, 2023. Like the CCPA and CPRA, Virginia’s Consumer Data Protection Act (“CDPA”) and the Colorado Privacy Act (“CPA”) regulates the collection, use and processing of personal information relating to Virginia and Colorado residents respectively, and grants certain privacy rights to those residents. The CDPA and CPA also have key differences, such as requiring affirmative consent before businesses may process sensitive personal information and requiring data protection assessments. Other states are expected to consider and potentially pass similar privacy laws in 2022.

We are also subject to international privacy laws and regulations, many of which, such as the General Data Privacy Regulation (“GDPR”) and national laws implementing or supplementing the GDPR, such as the United Kingdom Data Protection Law 2018 (which retains key features of GDPR post-Brexit), are significantly more stringent than those currently enforced in the United States. The GDPR requires companies to meet requirements regarding the handling of personal data of individuals located in the European Economic Area (the “EEA”). The GDPR imposes mandatory data breach notification requirements subject to a 72-hour notification deadline. The GDPR also includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20.0 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The GDPR and other similar regulations require companies to give specific types of notice and informed consent is required for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other purposes and for direct electronic marketing, and the GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked tick boxes and bundled consents. Enforcement of the GDPR and related regulations varies by each EU Member State and is ongoing. Further laws and regulations on these topics are forthcoming, including the Regulation on Privacy and Electronic Communications (“ePrivacy Regulation”), Digital Services Act (“DSA”), and Digital Markets Act (“DMA”). The GDPR may increase our responsibility and liability in relation to personal data that we process where that processing is subject to the GDPR. In addition, we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including GDPR requirements as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices.

In addition, under GDPR, transfers of personal data are prohibited to countries outside of the EEA that have not been determined by the European Commission to provide adequate protections for personal data, including the United States. There are mechanisms to permit the transfer of personal data from the EEA to the United States, but there is also uncertainty as to the future of such mechanisms, which have been under consistent scrutiny and challenge. In July 2020, decision of the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield Framework, a means that previously permitted transfers of personal data from the EEA to companies in the United States that certified adherence to the Privacy Shield Framework. It is currently unclear what, if any, arrangement may replace the Privacy Shield Framework. Standard contractual clauses approved by the European Commission to permit transfers from the EU to third countries currently remain as a basis on which to transfer personal data from the EEA to other countries. However, the standard contractual clauses are also subject to legal challenge, and in November 2020, the European Commission published a draft of updated standard contractual clauses. In January 2022, for example, Austria’s data protection authority determined that the use of Google Analytics violated the GDPR and the Court of Justice of the European Union’s “Schrems II” decision on international data transfers. We presently rely on standard contractual clauses to transfer personal data from EEA member countries, and we may be impacted by changes in law as a result of future review or invalidation of, or changes to, this mechanism by European courts or regulators. While we will continue to undertake efforts to conform to current regulatory obligations and evolving best practices, we may be unsuccessful in conforming to permitted means of transferring personal data from the European Economic Area. We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use some of our services due to the potential risk exposure of personal data transfers and the current data protection obligations imposed on them by certain data protection authorities. Such customers may also view any alternative approaches to the transfer of any personal data as being too costly, too burdensome, or otherwise objectionable, and therefore may decide not to do business with us if the transfer of personal data is a necessary requirement.

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

We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection and information security in many jurisdictions, including the European e-Privacy Regulation, which is currently in draft form, as well as at the U.S. federal and state levels. In addition, new data processes and datasets associated with emerging technologies are coming under increased regulatory scrutiny, such as biometrics and automated decision-making. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is challenging, time consuming and expensive, and federal regulators, state attorneys general and plaintiff’s attorneys have been, and will likely continue to be, active in this space. Expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States, the EEA and elsewhere may increase our compliance costs and legal liability. For example, various state privacy proposals have included a private right of action for basic privacy violations which, if passed, would dramatically increase both the legal costs of defending frivolous lawsuits and the penalties and costs associated with alleged violations.

A data breach or any failure, or perceived failure, by us to comply with any federal, state or foreign privacy or consumer protection-related laws, regulations or other principles or orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in fines, enforcement actions, sanctions, claims (including claims for damages by affected individuals), investigations, proceedings or actions against us by governmental entities or others, or other penalties or liabilities or require us to change our operations and/or cease using certain data sets, among other negative consequences, any of which could have a material adverse effect on our business. Moreover, the proliferation of supply chain-based cyberattacks and vendor security incidents increases these potential risks and costs even in cases where the attack did not target us, occur on our systems, or result from any action or inaction by us. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, regulators, business partners or payment companies about the incident and provide some form of remedy, such as refunds or identity theft monitoring services, for the individuals affected by the incident.

The Take 5 Matter may lead to additional harms, risks and uncertainties for us, including litigation and governmental investigations, a reduction in revenue, a potential deterioration in our relationships or reputation and a loss in investor confidence.

As further described elsewhere in this Annual Report, we acquired the business of Take 5 Media Group in April 2018, and a result of an investigation into that business, we terminated all operations of the Take 5, including the use of its associated trade names and the offering of its services to its clients and offered refunds to clients of collected revenues attributable to the period after our acquisition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Take 5 Matter” and “Legal Proceedings.”

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

We may be unable to timely and effectively respond to changes in digital practices and policies, which could adversely affect our business, financial condition or results of operations.

Changes to practices and policies of operating systems, websites and other digital platforms, including, without limitation, Apple’s or Android’s transparency policies, may reduce the quantity and quality of the data and metrics that can be collected or used by us and our clients or reduce the value of our digital services. These limitations may adversely affect both our and our clients’ ability to effectively target and measure the performance of our digital services. In addition, our clients and third party vendors routinely evaluate their digital practices and policies, and if in the future they determine to modify such practices and policies for any reasons, including, without limitation, privacy, targeting, age or content concerns, this could decrease the desire for our digital services as compared to other alternatives. If we are unable to timely or effectively respond to changes in digital practices and policies, or if our clients do not believe that our digital services will generate a competitive return on investment relative to alternatives, then our business, financial condition or results of operations could be adversely affected.

We may not be able to adequately protect our intellectual property, which, in turn, could harm the value of our brands and adversely affect our business.

Our ability to implement our business plan successfully depends in part on our ability to further build brand recognition using our trade names, service marks, trademarks, proprietary products and other intellectual property, including our name and logos. We rely on U.S. and foreign trademark, copyright and trade secret laws, as well as license agreements, nondisclosure agreements and confidentiality and other contractual provisions to protect our intellectual property. Nevertheless, these laws and procedures may not be adequate to prevent unauthorized parties from attempting to copy or otherwise obtain our processes and technology or deter our competitors from developing similar business solutions and concepts, and adequate remedies may not be available in the event of an unauthorized use or disclosure of our trade secrets and other intellectual property.

The success of our business depends on our continued ability to use our existing trademarks and service marks to increase brand awareness and further develop our brand in both domestic and international markets. We have registered and applied to register our trade names, service marks and trademarks in the United States and foreign jurisdictions. However, the steps we have taken to protect our intellectual property in the United States and in foreign countries may not be adequate, and third parties may misappropriate, dilute, infringe upon or otherwise harm the value of our intellectual property. If any of our registered or unregistered trademarks, trade names or service marks is challenged, infringed, circumvented or declared generic or determined to be infringing on other marks, it could have an adverse effect on our sales or market position. In addition, the laws of some foreign countries do not protect intellectual property to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain jurisdictions. This could make it difficult to stop the infringement or misappropriation of our intellectual property rights in foreign jurisdictions.

We rely upon trade secrets and other confidential and proprietary know‑how to develop and maintain our competitive position. While it is our policy to enter into agreements imposing nondisclosure and confidentiality obligations upon our employees and third parties to protect our intellectual property, these obligations may be breached, may not provide meaningful protection for our trade secrets or proprietary know‑how, or adequate remedies may not be available in the event of an unauthorized access, use or disclosure of our trade secrets and know‑how. Furthermore, despite the existence of such nondisclosure and confidentiality agreements, or other contractual restrictions, we may not be able to prevent the unauthorized disclosure or use of our confidential proprietary information or trade secrets by consultants, vendors and employees. In addition, others could obtain knowledge of our trade secrets through independent development or other legal means.

Any claims or litigation initiated by us to protect our proprietary technology could be time consuming, costly and divert the attention of our technical and management resources. If we choose to go to court to stop a third party from infringing our intellectual property, that third party may ask the court to rule that our intellectual property rights are invalid and/or should not be enforced against that third party. Even if the action that we take to protect our intellectual property rights is successful, any infringement may still have a material adverse effect on our business, financial condition and results of operations.

We may be subject to claims of infringement of third-party intellectual property rights that are costly to defend, result in the diversion of management’s time and efforts, require the payment of damages, limit our ability to use particular technologies in the future or prevent us from marketing our existing or future products and services.

Third parties may assert that we infringe, misappropriate or otherwise violate their intellectual property, including with respect to our digital solutions and other technologies that are important to our business, and may sue us for intellectual property infringement. We may not be aware of whether our products or services do or will infringe existing or future patents or the intellectual property rights of others. In addition, there can be no assurance that one or more of our competitors who have developed competing technologies or our other competitors will not be granted patents for their technology and allege that we have infringed on such patents.

Any claims that our business infringes the intellectual property rights of others, regardless of the merit or resolution of such claims, could incur substantial costs, and the time and attention of our management and other personnel may be diverted in pursuing these proceedings. An adverse determination in any intellectual property claim could require us to pay damages, be subject to an injunction, and/or stop using our technologies, trademarks, copyrighted works and other material found to be in violation of another party’s rights, and could prevent us from licensing our technologies to others unless we enter into royalty or licensing arrangements with the prevailing party or are able to redesign our products and services to avoid infringement. With respect to any third-party intellectual property that we use or wish to use in our business (whether or not asserted against us in litigation), we may not be able to enter into licensing or other arrangements with the owner of such intellectual property at a reasonable cost or on reasonable terms. Any of the foregoing could harm our commercial success.

We are dependent on proprietary technology licensed from others. If we lose our licenses, we may not be able to continue developing our products.

We have obtained licenses that give us rights to third party intellectual property that is necessary or useful to our business. These license agreements may impose various royalty and other obligations on us. One or more of our licensors may allege that we have breached our license agreement with them, and could seek to terminate our license, which could adversely affect our competitive business position and harm our business prospects. In addition, any claims brought against us by our licensors could be costly, time-consuming and divert the attention of our management and key personnel from our business operations.

Consumer goods manufacturers and retailers, including some of our clients, are subject to extensive governmental regulation and we and they may be subject to enforcement in the event of noncompliance with applicable requirements.

Consumer goods manufacturers and retailers, including some of our clients, are subject to a broad range of federal, state, local and international laws and regulations governing, among other things, the research, development, manufacture, distribution, marketing and post-market reporting of consumer products. These include laws administered by the U.S. Food and Drug Administration (the “FDA”), the U.S. Drug Enforcement Administration, the U.S. Federal Trade Commission, the U.S. Department of Agriculture and other federal, state, local and international regulatory authorities. For example, certain of our clients market and sell products containing cannabidiol (“CBD”). CBD products are subject to a number of federal, state, local and international laws and regulations restricting their use in certain categories of products and in certain jurisdictions. In particular, the FDA has publicly stated it is prohibited to sell into interstate commerce food, beverages or dietary supplements that contain CBD. These laws are broad in scope and subject to evolving interpretations, which could require us to incur costs associated with new or modified compliance requirements or require us or our clients to alter or limit our activities, including marketing and promotion, of such products, or to remove them from the market altogether.

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

For certain of our clients’ products, we become the vendor of record or otherwise may be in the chain of title. For these products, we could be subject to potential claims for misbranded, adulterated, contaminated, damaged or spoiled products, or could be subject to liability in connection with claims related to infringement of intellectual property, product liability, product recalls or other liabilities arising in connection with the sale or marketing of these products. As a result, we could be subject to claims or lawsuits (including potential class action lawsuits), and we could incur liabilities that are not insured or exceed our insurance coverage or for which the manufacturer of the product does not indemnify us. Even if product claims against us are not successful or fully pursued, these claims could be costly and time consuming and may require our management to spend time defending the claims rather than operating our business.

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

Our authorized capital stock consists of 3,290,000,000 shares of common stock and 10,000,000 shares of preferred stock, and as of February 28, 2022, the Advantage Sponsors (as defined herein), Topco and Conyers Park II Sponsor LLC, an affiliate of Centerview Capital Management, LLC, which was Conyers Park’s sponsor prior to the Merger (the “CP Sponsor”) collectively own 254,310,000 shares, or 79.94% (including 65.62% held by Topco), of our outstanding common stock. Subject to applicable law, the Advantage Sponsors, through their direct ownership of our common stock and their ownership of equity interests of Topco, and the CP Sponsor are able to exert significant influence in the election of our directors and control actions to be taken by our stockholders, including amendments to our third amended and restated certificate of incorporation and approval of mergers, sales of substantially all of our assets, and other significant corporate transactions. It is possible that the interests of Topco, the Advantage Sponsors and the CP Sponsor may in some circumstances conflict with our interests and the interests of our other stockholders, including you.

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
•
requiring approval of the holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend, or repeal the proposed bylaws or repeal the provisions of the third amended and restated certificate of incorporation regarding the election and removal of directors; and
•
establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

We cannot provide any guaranty that we will continue to repurchase our common stock pursuant to our stock repurchase program.

In November 2021, our board of directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding Class A common stock (the “2021 Share Repurchase Program”). As of December 31, 2021, the remaining amount available for repurchase pursuant to the 2021 Share Repurchase Program is $87.4 million. However, we are not obligated to make any further purchases under the 2021 Share Repurchase Program and we may suspend or permanently discontinue this program at any time or significantly reduce the amount of repurchases under the program. Any announcement of a suspension, discontinuance or reduction of this program may negatively impact our reputation and investor confidence.

The valuation of our private placement warrants could increase the volatility in our net income (loss) in our consolidated statements of earnings (loss).

The change in fair value of our private placement warrants is determined using a Black-Scholes option pricing model. The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding private placement warrants issued in connection with the initial public offering of Conyers Park. Significant changes in the input assumptions used in the Black-Scholes option pricing model including our stock price at the end of the reporting period, the implied volatility or other inputs to the model and the number of private placement warrants outstanding may adversely affect the volatility in our net income (loss) in our Consolidated Statements of Operations and Comprehensive Income (Loss).

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

We have a significant amount of indebtedness. As of December 31, 2021, we had total indebtedness of $2.1 billion, excluding debt issuance costs, with an additional $54.8 million of letters of credit outstanding under our revolving credit facility. The agreements governing our indebtedness contain customary covenants that restrict us from taking certain actions, such as incurring additional debt, permitting liens on pledged assets, making investments, paying dividends or making distributions to equity holders, prepaying junior debt, engaging in mergers or restructurings, and selling assets, among other things, which may restrict our ability to successfully execute on our business plan. For a more detailed description of the covenants and material terms of our material indebtedness, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional indebtedness, which could increase the risks associated with our indebtedness.

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, as of December 31, 2021, the agreements governing our indebtedness would have permitted us to borrow up to an additional $345.2 million under our revolving credit facility. In addition, we and our subsidiaries have, and will have, the ability to incur additional indebtedness as incremental facilities under our credit agreement and we or our subsidiaries may issue additional notes in the future. If additional debt is added to our current debt levels and our subsidiaries’ current debt levels, the related risks that we and they now face could increase.

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

Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. On a pro forma basis, assuming no other prepayments of the credit facility and that our revolving credit facility is fully drawn (and to the extent that LIBOR is in excess of the 0.00% and 0.75% floors applicable to our revolving credit facility and our term loan credit facility, respectively), each one-eighth percentage point change in interest rates would result in an approximately $1.3 million change in annual interest expense on the indebtedness under our credit facilities. In the future, we may enter into interest rate swaps that involve the exchange of floating- for fixed-rate interest payments in order to reduce interest rate volatility or risk. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully or effectively mitigate our interest rate risk.

We are subject to risks related to recent proposals for reform regarding LIBOR.

Certain of our financial arrangements, including the Senior Secured Credit Facilities were made at variable rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. However, in November 2020, the Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced that it intends to extend the cessation date for most LIBOR tenors to June 30, 2023. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee (the “ARRC”) of the Federal Reserve Board and the Federal Reserve Bank of New York. On July 29, 2021, the ARRC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. However, there continues to be uncertainty regarding the nature of potential changes to and future utilization of specific LIBOR tenors, the development and acceptance of alternative reference rates, and other reforms. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.

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

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal control over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for the Company to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Certain shares of our common stock are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers, and other affiliates, as that term is defined in the Securities Act, which are to be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. Topco, the Advantage Sponsors, the CP Sponsor and members of our management have rights, subject to certain conditions, to require us to file registration statements covering Topco’s shares of our common stock or to include shares in registration statements that we may file for ourselves or other stockholders. In each of November 2019 and March 2021, we filed a registration statement on Form S-1 under which certain of our shareholders may sell, from time to time, 50,000,000 shares and 255,465,000 shares of our Class A common stock, respectively, that, if sold, will be freely tradable without restriction under the Securities Act. In the event a large number of shares of Class A common stock are sold in the public market, such sales could reduce the market price of our Class A common stock.

We may also issue shares of our common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance could result in ownership dilution to you as a stockholder and cause the trading price of our common stock to decline.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties

Our corporate headquarters are located in Irvine, California, where we rent approximately 22,000 square feet pursuant to a lease agreement that is scheduled to expire in May 2026.

As of December 31, 2021, we operated more than 100 offices, including in the United States and internationally.

We lease all of our properties, except for a property in Connecticut that we own. Leases on these offices expire at various dates from 2022 to 2031, excluding any options for renewal. We typically seek office space in proximity to retailers’ headquarters or buying offices, to aid our associates in acting as sales representatives for our manufacturer clients.

Item 3. Legal Proceedings

We are involved in various legal matters that arise in the ordinary course of our business. Some of these legal matters purport or may be determined to be class and/or representative actions, or seek substantial damages or penalties. Some of these legal matters relate to disputes regarding acquisitions. In connection with certain of the below matters and other legal matters, we have accrued amounts that we believe are appropriate. There can be no assurance, however, that the above matters and other legal matters will not result in us having to make payments in excess of such accruals or that the above matters or other legal matters will not materially or adversely affect our business, financial position, results of operations, or cash flows.

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

Arbitration Proceedings Related to Take 5

In August 2019, as a result of the Take 5 Matter, we provided a written indemnification claim notice to the sellers of Take 5, or the Take 5 Sellers, seeking monetary damages (including interest, fees and costs) based on allegations of breach of the asset purchase agreement, or Take 5 APA, as well as fraud. In September 2019, the Take 5 Sellers initiated arbitration proceedings in the state of Delaware against us, alleging breach of the Take 5 APA as a result of our decision to terminate the operations of the Take 5 business and seeking monetary damages equal to all unpaid earn-out payments under the Take 5 APA (plus interest fees and costs). In 2020, the Take 5 Sellers amended their statement of claim to allege defamation, relating to statements we made to customers in connection with terminating the operations of the Take 5 business, and seeking monetary damages for the alleged injury to their reputation. We have filed our response to the Take 5 Sellers’ claims and asserted indemnification, fraud and other claims against the Take 5 Sellers as counterclaims and cross-claims in the arbitration proceedings. We are currently unable to estimate the potential impact related to these arbitration proceedings, but we have retained outside counsel to represent us in these matters and are vigorously pursuing our interests. The arbitration hearing for this matter commenced in the first quarter of 2022; however, we do not know when the hearing will be concluded and when we will receive a decision from the arbitrator.

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

Item 4. Mine Safety Disclosures.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock and Warrants are currently listed on the Nasdaq Global Select Market under the symbols “ADV” and “ADVWW,” respectively. Prior to the consummation of the Transactions (as herein defined), our Class A common stock and our

Warrants were listed on the Nasdaq Capital Market under the symbols “CPAA” and “CPAAW,” respectively. As of December 31, 2021, there were 37 holders of record of our Class A common stock and 2 holders of record of our Warrants.

Dividend Policy

We have not paid any cash dividends on our Class A common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the Class A common stock in the foreseeable future.

Stock Price Performance

The graph above compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P Consumer Staples Select Sector Index. The graph assumes an initial investment of $100 in our Class A common stock at the market close on July 18, 2019, which was our initial trading day. Data for the S&P 500 Stock Index and S&P Consumer Staples Select Sector Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends. Note that past stock price performance is not necessarily indicative of future stock price performance.

Purchases of equity securities by the issuer and affiliated purchasers

On November 9, 2021, we announced that our board of directors authorized a share repurchase program (the “2021 Share Repurchase Program”) pursuant to which we may repurchase up to $100 million of our Class A common stock.

The 2021 Share Repurchase Program does not have an expiration date, but provides for suspension or discontinuation at any time. The 2021 Share Repurchase Program permits the repurchase of our Class A common stock on the open market and by other means from time to time. The timing and amount of any share repurchase is subject to prevailing market conditions, relevant securities laws and other considerations, and we are under no obligation to repurchase any specific number of shares.

There remains $87.4 million of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2021. The following tables sets forth repurchases of our Class A common stock during the fourth quarter of 2021:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet to be purchased under the program (in thousands)
November 15, 2021 to November 30, 2021(1)	470,832	$8.23	470,832	$96,127
December 1, 2021 to December 31, 2021(1)	1,139,182	$7.62	1,139,182	$87,449
Total	1,610,014		1,610,014	$87,449

(1)
Open market and privately negotiated purchases

Recent Sales of Unregistered Equity Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Form 10-K/A for the fiscal year ended December 31, 2020 filed with the SEC on May 17, 2021.

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

Through our sales segment, which generated approximately 64.5% of our total revenues in the year ended December 31, 2021, we offer headquarter sales representation services to consumer goods manufacturers, for whom we prepare and present to retailers a business case to increase distribution of manufacturers’ products and optimize how they are displayed, priced and promoted. We also make in-store merchandising visits for both manufacturer and retailer clients to ensure the products we represent are adequately stocked and properly displayed.

Through our marketing segment, which generated approximately 35.5% of our total revenues in the year ended December 31, 2021, we help brands and retailers reach consumers through two main categories within the marketing segment. The first and largest is our retail experiential business, also known as in-store sampling or demonstrations, where we create and manage highly customized large scale sampling programs (both in-store and online) for leading retailers. The second business is our collection of specialized agency businesses, in which we provide private label services to retailers and develop granular marketing programs for brands and retailers through our shopper, consumer and digital marketing agencies.

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

These measures to prevent the spread of COVID-19 have adversely impacted certain areas of our business operations, including our in-store sampling, foodservice and international businesses. Most notably, we temporarily suspended all in-store sampling in all U.S. locations starting in March and April of 2020 as well as in certain international locations. While the restrictions relating to in-store sampling services materially and adversely affected our results of operations during the year ended December 31, 2021, and 2020, we have re-opened in-store sampling activities in certain retailers in certain geographies on a prudent, phased basis, and we have been successful in growing other adjacent services in our experiential marketing business such as online grocery pick-up sampling and virtual product demonstrations, both of which have seen increased adoption and demand. Additionally, our international business continues to show recovery in 2021 since the pandemic started and compared to prior year.

During the years ended December 31, 2021 and 2020, our operations experienced a favorable increase in volume and demand in our headquarter sales and private label services due to the large increase in consumer purchases at retail to support incremental at-home consumption. Additionally, our e-commerce services have benefited due to the increase in consumer purchasing with online retailers.

We expect the ultimate significance of the impact of the pandemic on our financial condition, results of operations and cash flows will be dictated by the length of time that such circumstances continue and any future restrictions imposed on our business and operations, which will depend on the currently unknowable extent and duration of the COVID-19 pandemic, any new variants and the nature and effectiveness of governmental, commercial and personal actions taken in response, along with the effectiveness of ongoing vaccination and other mitigation efforts to limit the magnitude of infections and hospitalizations across the United States and globally.

Summary

Our financial performance for the year ended December 31, 2021 as compared to the year ended December 31, 2020 includes:

•
Revenues increased by $446.6 million, or 14.2%, to $3.6 billion;
•
Operating income increased by $163.0 million, or 243.3%, to $230.0 million;
•
Net income increased by $232.6 million, or 132.9%, to $57.5 million;
•
Adjusted Net Income increased by $40.8 million, or 22.3%, to $223.8 million; and
•
Adjusted EBITDA increased by $34.0 million, or 7.0%, to $521.2 million.

In November 2021, we commenced a stock repurchase program, and returned $12.6 million to our stockholders through share repurchases. In October 2021, we amended our Term Loan Facility, which, among other things, should result in reducing the interest expense on our existing debt outstanding on our Term Loan facility by $9.9 million per year.

We completed six business acquisitions during the year ended December 31, 2021, consisting of five sales agencies, which have been incorporated into our sales segment and a marketing agency, which has been incorporated into our marketing segment. The aggregate purchase price for these acquisitions was $76.0 million, of which $42.7 million were paid in cash, $19.8 million in contingent consideration, and $13.5 million in holdbacks.

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
•
Acquisitions. We have grown and expect to continue to grow our business in part by acquiring quality businesses, both domestic and international. Excluding the Daymon Acquisition, we have completed 70 acquisitions from January 2014 to February 28, 2022, ranging in purchase prices from approximately $0.3 million to $98.5 million. Many of our acquisition agreements include contingent consideration arrangements, which are described below. We have completed acquisitions at what we believe are attractive purchase prices and have regularly structured our agreements to result in the generation of long-lived tax assets, which have in turn reduced our effective purchase prices when incorporating the value of those tax assets. We continue to look for strategic and tuck-in acquisitions that can be completed at attractive purchase prices.
•
Contingent Consideration. Many of our acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of financial performance thresholds by the operations attributable to the acquired businesses. The contingent consideration arrangements are based upon our valuations of the acquired businesses and are intended to share the investment risk with the sellers of such businesses if projected financial results are not achieved. The fair values of these contingent consideration arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent consideration payments as part of the initial purchase price. We review and assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from our initial estimates. Changes in the estimated fair value of contingent consideration liabilities related to the time component of the present value calculation are reported in “Interest expense, net.” Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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

In general, when we acquire a business, the acquisition includes a contingent consideration arrangement (e.g., an earn-out provision) and, accordingly, we separately track the financial performance of the acquired business. In such cases, we consider revenues generated by such a business during the 12 months following its acquisition to be acquired revenues. For example, if we completed an acquisition on July 1, 2021 for a business that included a contingent consideration arrangement, we would consider revenues from the acquired business from July 1, 2021 to June 30, 2022 to be acquired revenues. We generally consider growth attributable to the financial performance of an acquired business after the 12-month anniversary of the date of acquisition to be organic.

In limited cases when the acquisition of an acquired business does not include a contingent consideration arrangement, or we otherwise do not separately track the financial performance of the acquired business due to operational integration, we consider the revenues that the business generated in the 12 months prior to its acquisition to be our acquired revenues for the 12 months following its acquisition, and any differences in revenues actually generated during the 12 months after its acquisition to be organic. For example, if we completed an acquisition on July 1, 2021 for a business that did not include a contingent consideration arrangement, we would consider the amount of revenues from the acquired business from July 1, 2020 to June 30, 2021 to be acquired revenues during the period from July 1, 2021 to June 30, 2022, with any differences from that amount actually generated during the latter period to be organic revenues.

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

We also incurred additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services.

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

Interest Expense

Interest expense relates primarily to borrowings under our material debt agreements as described below. See “ —Liquidity and Capital Resources.”

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

Depreciation Expense

Depreciation expense relates to the property and equipment that we own, which represented less than 1% of our total assets at December 31, 2021.

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

Prior to the consummation of the Transactions (including our entry into the Senior Secured Credit Facilities (as defined below)), our principal sources of liquidity have been cash flows from operations, borrowings under our then-revolving credit facility and other debt. Following the Transactions, our principal sources of liquidity are cash flows from operations, borrowings under the Revolving Credit Facility (as defined below), and other debt. Our principal uses of cash are operating expenses, working capital requirements, acquisitions and repayment of debt.

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net loss before (i) impairment of goodwill and indefinite-lived assets, (ii) amortization of intangible assets, (iii) equity based compensation of Topco and Advantage Sponsors’ management fee, (iv) changes in fair value of warrant liability, (v) fair value adjustments of contingent consideration related to acquisitions, (vi) acquisition-related expenses, (vii) costs associated with COVID-19, net of benefits received, (viii) EBITDA for economic interests in investments, (ix) restructuring expenses, (x) litigation expenses, (xi) Recovery from Take 5, (xii) deferred financing fees, (xiii) costs associated with the Take 5 Matter, (xiv) other adjustments that management believes are helpful in evaluating our operating performance, and (xv) related tax adjustments.

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

Adjusted EBITDA and Adjusted EBITDA by Segment

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means net loss before (i) interest expense, net, (ii) provision for (benefit from) income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) equity based compensation of Topco and Advantage Sponsors’ management fee, (vii) changes in fair value of warrant liability, (viii) fair value adjustments of contingent consideration related to acquisitions, (ix) acquisition-related expenses, (x) costs associated with COVID-19, net of benefits received, (xi) EBITDA for economic interests in investments, (xii) restructuring expenses, (xiii) litigation expenses, (xiv) Recovery from Take 5, (xv) costs associated with the Take 5 Matter and (xvi) other adjustments that management believes are helpful in evaluating our operating performance.

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

For a reconciliation of Adjusted EBITDA to net income (loss) and Adjusted EBITDA by segment to operating income (loss), see “ —Non-GAAP Financial Measures.”

Take 5 Matter

On April 1, 2018, we acquired certain assets and assumed certain liabilities of Take 5 Media Group. In June 2019, as a result of a review of internal allegations related to inconsistency of data provided by Take 5 to its clients, we commenced an investigation into Take 5’s operations. In July 2019, as a result of our investigation, we terminated all operations of Take 5, including the use of its associated trade names and the offering of its services to its clients and offered refunds to Take 5 clients of collected revenues attributable to Take 5 since our acquisition of Take 5. In May 2020, we received $7.7 million from our representation and warranty insurance policy related to the acquisition of Take 5 for claims related to the Take 5 Matter, the maximum aggregate recovery under the policy.

For the years ended December 31, 2021, 2020, and 2019, we incurred $4.9 million, $3.6 million, and $7.7 million, respectively, of costs associated with the investigation and remediation activities in connection with the Take 5 Matter, primarily professional fees and other related costs. For the year ended December 31, 2019, we incurred $8.6 million of operating expenses associated with the Take 5 business, which we believe do not reflect the ongoing operating performance of our business. These costs were recorded in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for such years.

Restructuring Charges

Restructuring charges include severance plans designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes. In response to the COVID-19 pandemic, we commenced a plan involving terminating certain employees, particularly with respect to COVID-19 impacted operations. In addition, we established a global work from home policy. A significant portion of our office-based workforce temporarily transitioned to working from home and we commenced a plan to strategically exit certain offices since 2020. Refer to Note 8—Leases, for additional information. During the year ended December 31, 2019, we incurred restructuring expenses associated with a restructuring program designed to achieve cost savings through transaction synergies in connection with the Daymon Acquisition. We recorded severance expenses of $1.0 million, $4.6 million, and $2.3 million included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021, 2020, and 2019, respectively.

Results of Operations for the Years Ended December 31, 2021 and 2020

	Year Ended December 31,
(amounts in thousands)	2021		2020
Revenues	$3,602,298	100.0%	$3,155,671	100.0%
Cost of revenues	2,964,123	82.3%	2,551,485	80.9%
Selling, general, and administrative expenses	168,086	4.7%	306,282	9.7%
Recovery from Take 5	—	0.0%	(7,700)	(0.2)%
Depreciation and amortization	240,041	6.7%	238,598	7.6%
Total expenses	3,372,250	93.6%	3,088,665	97.9%
Operating income	230,048	6.4%	67,006	2.1%
Other expenses:
Change in fair value of warrant liability	955	0.0%	13,363	0.4%
Interest expense, net	137,927	3.8%	234,044	7.4%
Total other expenses	138,882	3.9%	247,407	7.8%
Income (loss) before income taxes	91,166	2.5%	(180,401)	(5.7)%
Provision for (benefit from) income taxes	33,617	0.9%	(5,331)	(0.2)%
Net income (loss)	$57,549	1.6%	$(175,070)	(5.5)%
Other Financial Data
Adjusted Net Income(1)	$223,793	6.2%	$182,969	5.8%
Adjusted EBITDA(1)	$521,178	14.5%	$487,175	15.4%

(1)
Adjusted Net Income and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA and reconciliations of net loss to Adjusted Net Income and Adjusted EBITDA, see “—Non-GAAP Financial Measures.”

Comparison of the Years Ended December 31, 2021 and 2020

Revenues

	Year Ended December 31,		Change
(amounts in thousands)	2021	2020	$	%
Sales	$2,323,884	$2,060,593	$263,291	12.8%
Marketing	1,278,414	1,095,078	183,336	16.7%
Total revenues	$3,602,298	$3,155,671	$446,627	14.2%

Total revenues increased by $446.6 million, or 14.2%, during the year ended December 31, 2021, as compared to the year ended December 31, 2020.

The sales segment revenues increased $263.3 million, of which $74.4 million were revenues from acquired businesses during the year ended December 31, 2021 as compared to the year ended December 31, 2020. Excluding revenues from acquired businesses, the segment experienced an increase of $188.9 million in organic revenues primarily due to growth in our retail services that benefited from several new clients, expansion in our e-commerce services, and our European businesses which experienced recoveries from reductions in services as a result of the COVID-19 pandemic.

The marketing segment revenues increased $183.3 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020, which includes revenues of $16.2 million from acquired businesses. Excluding revenues from acquired businesses, the segment experienced an increase of $167.1 million in organic revenues primarily due to an increase in our in-store product demonstration and sampling services which continue to recover from the temporary suspensions as a result of the COVID-19 pandemic and growth in our digital marketing services.

Cost of Revenues

Cost of revenues as a percentage of revenues for the year ended December 31, 2021 was 82.3%, as compared to 80.9% for the year ended December 31, 2020. The increase as a percentage of revenues was largely attributable to the change in the revenue mix of our services as a result of recoveries from the COVID-19 pandemic and investment to stand up associates on behalf of clients to restart services that were dormant during COVID-19.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the year ended December 31, 2021 was 4.7%, as compared to 9.7% for the year ended December 31, 2020. The decrease as a percentage of revenues for the year ended December 31, 2021 was primarily attributable to $35.5 million decrease in equity-based compensation expense associated with our Common Series D Units and $71.3 million decrease in non-cash compensation expense previously recognized in connection with the Common Series C Units and C-2 Units as a result of the consummation of the Transactions, partially offset by $34.6 million of new stock-based compensation expense during the year ended December 31, 2021. Further contributing to the decrease in Selling, general and administrative expenses was $36.2 million decrease of transaction bonuses paid shortly following the completion of the Transactions during the year ended December 31, 2020, $27.3 million decrease in restructuring charges primarily associated with terminating certain office leases.

Depreciation and Amortization Expense

Depreciation and amortization expense was $240.0 million for the year ended December 31, 2021 as compared to $238.6 million, which is consistent year over year.

Operating Income

	Year Ended December 31,		Change
(amounts in thousands)	2021	2020	$	%
Sales	$182,529	$63,305	$119,224	188.3%
Marketing	47,519	3,701	43,818	1184.0%
Total operating income	$230,048	$67,006	$163,042	243.3%

In the sales and marketing segments, the increases in operating income during the year ended December 31, 2021 were primarily attributable to growth in revenues together with the decrease in Selling, general and administrative expenses as described above.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents $1.0 million of non-cash loss resulting from a fair value adjustment to warrant liability for the private placement warrants for the year ended December 31, 2021. Fair value adjustments are based on the input assumptions used in the Black-Scholes option pricing model including our Class A common stock price at the end of the reporting period, the implied volatility or other inputs to the model and the number of private placement warrants outstanding which may vary from period to period.

Based on the period of time the public warrants have now been trading, it is also an appropriate method to determine the fair value of the liability classified private placement warrants by approximating the value with the share price of the public warrants at the respective period end, which is inherently less subjective and judgmental given it is based on observable inputs. The Company determined the valuation as of December 31, 2021 taking into consideration that both methods did not result in a materially different valuation.

Interest Expense, Net

Interest expense, net decreased $96.1 million, or 41.1%, to $137.9 million for the year ended December 31, 2021, from $234.0 million for the year ended December 31, 2020. The decrease in interest expense, net was primarily due to the decrease in total debt as a result of the Transactions.

Provision for (benefit from) Income Taxes

Provision for income taxes was $33.6 million for the year ended December 31, 2021 as compared to a benefit from income taxes of $5.3 million for the year ended December 31, 2020. The fluctuation was primarily attributable to the pre-tax income versus pre-tax loss for the year ended December 31, 2021 and December 31, 2020, respectively. In addition, the variance is explained by the remeasurement of deferred tax liabilities in U.S. state jurisdictions due to income tax rate and apportionment changes and equity-based compensation for the year ended December 31, 2021.

Net Income (Loss)

Net Income was $57.5 million for the year ended December 31, 2021, compared to net loss of $175.1 million for the year ended December 31, 2020. The increase in net income was primarily driven by the increase in operating income, and the decrease in interest expense as a result of the consummation of the Transactions, as well as the decrease in the fair value adjustment to the warrant liability, partially offset by an increase in the provision for (benefit from) income taxes as described above.

Adjusted Net Income

The increase in Adjusted Net Income for the year ended December 31, 2021 was attributable to the decrease in interest expense as a result of the consummation of the Transactions and change in fair value of warrant liability partially offset by recovery from the Take 5 Matter and the increase in provision for (benefit from) income taxes as described above. For a reconciliation of Adjusted Net Income to Net loss, see “ —Non-GAAP Financial Measures”.

Adjusted EBITDA and Adjusted EBITDA by Segment

	Year Ended December 31,		Change
(amounts in thousands)	2021	2020	$	%
Sales	$363,211	$360,017	$3,194	0.9%
Marketing	157,967	127,158	30,809	24.2%
Total Adjusted EBITDA	$521,178	$487,175	$34,003	7.0%

Adjusted EBITDA increased $34.0 million, or 7.0% to $521.2 million for the year ended December 31, 2021, from $487.2 million for the year ended December 31, 2020. The increase in Adjusted EBITDA was primarily attributable to growth in revenues as described above and the decrease in performance based compensation expenses partially offset by investments in building back our workforce impacted by the COVID-19 pandemic and the increased cost of revenues associated with our revenue mix. For a reconciliation of Adjusted EBITDA to net income (loss), see “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net income (loss) before (i) amortization of intangible assets, (ii) equity based compensation of Topco and Advantage Sponsors’ management fee, (iii) changes in fair value of warrant liability, (iv) fair value adjustments of contingent consideration related to acquisitions, (v) acquisition-related expenses, (vi) costs associated with COVID-19, net of benefits received, (vii) EBITDA for economic interests in investments, (viii) restructuring expenses, (ix) litigation expenses, (x) Recovery from Take 5, (xi) deferred financing fees, (xii) costs associated with the Take 5 Matter, (xiii) other adjustments that management believes are helpful in evaluating our operating performance, and (xiv) related tax adjustments.

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

A reconciliation of Adjusted Net Income to Net income (loss) is provided in the following table:

	Year Ended December 31,
	2021	2020	2019
(in thousands)
Net income (loss)	$57,549	$(175,070)	$(19,756)
Less: Net income attributable to noncontrolling interest	3,055	736	1,416
Add:
Equity based compensation of Topco and Advantage Sponsors’ management fee(a)	(10,313)	98,119	7,960
Change in fair value of warrant liability	955	13,363	—
Fair value adjustments related to contingent consideration related to acquisitions(c)	4,562	13,367	1,516
Acquisition-related expenses(d)	20,173	50,823	31,476
Restructuring expenses(e)	12,502	39,770	5,385
Litigation expenses(f)	(910)	1,980	3,500
Amortization of intangible assets(g)	198,946	193,543	189,881
Costs associated with COVID-19, net of benefits received(h)	(991)	(11,954)	—
Deferred financing fees(i)	3,895	41,428	—
Recovery from Take 5	—	(7,700)	—
Costs associated with the Take 5 Matter(j)	4,901	3,628	16,368
Tax adjustments related to non-GAAP adjustments(k)	(64,421)	(77,592)	(65,805)
Adjusted Net Income	$223,793	$182,969	$169,109

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means net income (loss) before (i) interest expense, net, (ii) provision for (benefit from) income taxes, (iii) depreciation, (iv) amortization of intangible assets, (v) equity based compensation of Topco and Advantage Sponsors’ management fee, (vi) changes in fair value of warrant liability, (vii) stock based compensation expense (viii) fair value adjustments of contingent consideration related to acquisitions, (ix) acquisition-related expenses, (x) costs associated with COVID-19, net of benefits received, (xi) EBITDA for economic interests in investments, (xii) restructuring expenses, (xiii) litigation expenses, (xiv) Recovery from Take 5, (xv) costs associated with the Take 5 Matter and (xvi) other adjustments that management believes are helpful in evaluating our operating performance.

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

A reconciliation of Adjusted EBITDA to Net income (loss) is provided in the following table:

Consolidated	Year Ended December 31,
	2021	2020	2019
(in thousands)
Net income (loss)	$57,549	$(175,070)	$(19,756)
Add:
Interest expense, net	137,927	234,044	232,077
Provision for (benefit from) income taxes	33,617	(5,331)	1,353
Depreciation and amortization	240,041	238,598	232,573
Equity based compensation of Topco and Advantage Sponsors’ management fee(a)	(10,313)	98,119	7,960
Change in fair value of warrant liability	955	13,363	—
Stock based compensation expense(b)	34,602	—	—
Fair value adjustments related to contingent consideration related to acquisitions(c)	4,562	13,367	1,516
Acquisition-related expenses(d)	20,173	50,823	31,476
EBITDA for economic interests in investments(l)	(13,437)	(6,462)	(8,421)
Restructuring expenses(e)	12,502	39,770	5,385
Litigation expenses(f)	(910)	1,980	3,500
Costs associated with COVID-19, net of benefits received(h)	(991)	(11,954)	—
Recovery from Take 5	—	(7,700)	—
Costs associated with the Take 5 Matter(j)	4,901	3,628	16,368
Adjusted EBITDA	$521,178	$487,175	$504,031

Financial information by segment, including a reconciliation of Adjusted EBITDA by segment to operating income (loss), the closest GAAP financial measure, is provided in the following table:

Sales Segment	Year Ended December 31,
	2021	2020	2019
(in thousands)
Operating income	$182,529	$63,305	$127,961
Add:
Depreciation and amortization	170,076	171,569	161,563
Equity based compensation of Topco and Advantage Sponsors’ management fee(a)	(6,490)	71,124	6,418
Stock based compensation expense(b)	18,357	—	—
Fair value adjustments related to contingent consideration related to acquisitions(c)	(6,553)	8,371	(2,720)
Acquisition-related expenses(d)	13,945	36,722	18,276
EBITDA for economic interests in investments(l)	(14,058)	(7,565)	(8,395)
Restructuring expenses(e)	4,478	20,295	2,928
Litigation expenses(f)	(584)	1,658	3,500
Costs associated with COVID-19, net of benefits received(h)	1,511	(5,462)	—
Sales Segment Adjusted EBITDA	$363,211	$360,017	$309,531

Marketing Segment	Year Ended December 31,
	2021	2020	2019
(in thousands)
Operating income	$47,519	$3,701	$85,713
Add:
Depreciation and amortization	69,965	67,029	71,010
Equity based compensation of Topco and Advantage Sponsors’ management fee(a)	(3,823)	26,995	1,542
Stock based compensation expense(b)	16,245	—	—
Fair value adjustments related to contingent consideration related to acquisitions(c)	11,115	4,996	4,236
Acquisition-related expenses(d)	6,228	14,101	13,200
EBITDA for economic interests in investments(l)	621	1,103	(26)
Restructuring expenses(e)	8,024	19,475	2,457
Litigation expenses(f)	(326)	322	—
Costs associated with COVID-19, net of benefits received(h)	(2,502)	(6,492)	—
Recovery from Take 5	—	(7,700)	—
Costs associated with the Take 5 Matter(j)	4,901	3,628	16,368
Marketing Segment Adjusted EBITDA	$157,967	$127,158	$194,500

(a)
Represents the management fees and reimbursements for expenses paid to certain of the Advantage Sponsors (as defined below) or certain of the management companies associated with it or its advisors pursuant to a management services agreement. Also represents expenses related to (i) equity-based compensation expense associated with grants of Common Series D Units of Topco made to one of the Advantage Sponsors, (ii) equity-based compensation expense associated with the Common Series C Units of Topco as a result of the Transactions, (iii) compensation amounts associated with the Company’s Management Incentive Plan originally scheduled for potential payment March 2022 that were accelerated and terminated as part of the Transactions, and (iv) compensation amounts associated with the anniversary payments to Tanya Domier. Certain of Ms. Domier’s anniversary payments were accelerated as part of the Transactions.
(b)
Represents non-cash compensation expense related to PSUs, RSUs, and stock options under the 2020 Plan and the Advantage Solutions 2020 Employee Stock Purchase Plan.
(c)
Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions, excluding the present value accretion recorded in interest expense, net, for the applicable periods. See Note 6—Other Liabilities to our audited consolidated financial statements for the year ended December 31, 2021.
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
(i)
Represents fees associated with the issuance of the indebtedness associated with our material debt agreements and the amendment of our term loan credit facility. For additional information, refer to Note 7 – Debt of our audited consolidated financial statements for the year ended December 31, 2021.
(j)
Represents $4.9 million, $3.6 million, and $7.7 million of costs associated with investigation and remediation activities related to the Take 5 Matter, primarily, professional fees and other related costs, respectively for the years ended December 31, 2021, 2020, and 2019, respectively. Represents $8.6 million of operating expenses associated with the Take 5 business, which we believe do not reflect the ongoing operating performance of our business for the year ended December 31, 2019.
(k)
Represents the tax provision or benefit associated with the adjustments above, taking into account the Company’s applicable tax rates, after excluding adjustments related to items that do not have a related tax impact.
(l)
Represents additions to reflect our proportional share of Adjusted EBITDA related to our equity method investments and reductions to remove the Adjusted EBITDA related to the minority ownership percentage of the entities that we fully consolidate in our financial statements.

Liquidity and Capital Resources

Prior to the Transactions, our principal sources of liquidity were cash flows from operations, borrowings under two credit facilities, including $2.5 billion under a first lien credit agreement and $760 million under a second lien credit agreement which were scheduled to mature in July 2021 and July 2022, respectively. On October 28, 2020, in connection with the Transactions, we (i) repaid the outstanding debt under these two credit facilities and a separate accounts receivable securitization facility, (ii) entered into new credit facilities consisting of our $1.325 billion term loan credit facility and our $400.0 million revolving credit facility, (iii) borrowed $100.0 million under our revolving credit facility and (iv) issued $775.0 million of senior secured notes. Following the Transactions, our principal sources of liquidity have been cash flows from operations, borrowings under our revolving credit facility, and other debt. Our principal uses of cash are operating expenses, working capital requirements, acquisitions, and repayment of debt.

Share Repurchase Program

On November 9, 2021, we announced that our board of directors authorized a new share repurchase program (the “2021 Share Repurchase Program”) pursuant to which we may repurchase up to $100 million of our Class A common stock.

The 2021 Share Repurchase Program does not have an expiration date, but provides for suspension or discontinuation at any time. The 2021 Share Repurchase Program permits the repurchase of our Class A common stock on the open market and in other means from time to time. The timing and amount of any share repurchase is subject to prevailing market conditions, relevant securities laws and other considerations, and we are under no obligation to repurchase any specific number of shares.

During the fourth quarter of 2021, we executed open market purchases of $12.6 million of our Class A common stock under the 2021 Share Repurchase Program. There remains $87.4 million of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2021.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund the 2021 Share Repurchase Program to the extent implemented by management and pay principal and interest as it comes due under our Senior Secured Credit Facilities.

Cash Flows

A summary of cash provided by or used in our operating, investing and financing activities are shown in the following table:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$125,991	$345,730	$151,343
Net cash used in investing activities	(75,843)	(99,003)	(61,808)
Net cash used in financing activities	(86,300)	(230,152)	(38,208)
Net effect of foreign currency fluctuations on cash	(3,177)	4,366	3,179
Net change in cash, cash equivalents and restricted cash	$(39,329)	$20,941	$54,506

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2021, consisted of net income of $54.6 million adjusted for certain non-cash items, including depreciation and amortization of $240.0 million and effects of changes in working capital. Net cash provided by operating activities for the year ended December 31, 2020 consisted of net loss of $175.1 million adjusted for certain non-cash items, including depreciation and amortization of $238.6 million and effects of changes in working capital. The decrease in cash provided by operating activities during the year ended December 31, 2021 relative to the same period in 2020 was primarily due to the increased need for working capital due to growth in revenues which continue to recover from the COVID-19 pandemic, combined with the payment during the year ended December 31, 2021 of a portion of our deferred Social Security taxes.

Net Cash Used in Investing Activities

For the years ended December 31, 2021 and 2020, our net cash used in investing activities primarily consisted of acquisitions. Additionally, we invest cash for the purchase of property and equipment to support our increased employee headcount and overall growth in our business. We expect that we will make additional capital expenditures and investments in the future to support the future growth of our business.

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

Cash flows related to financing activities during the year ended December 31, 2021, were primarily related to borrowings of $61.6 million and repayment of $111.7 million on our revolving credit facility and $13.8 million related to payments of contingent consideration and holdback payments. During the fourth quarter of 2021, we executed open market purchases of $12.6 million of our Class A common stock under the 2021 Share Repurchase Program. Additionally, in December 2021, we had $3.0 million of COVID-19 relief fund borrowing for one of our majority owned subsidiaries operating in Japan. The loan bears an interest rate of 0.35% per annum with a maturity date in December 2036.

Cash flows related to financing activities during the year ended December 31, 2020, were primarily related to the proceeds from new borrowings associated with our term loan credit facility and issuance of our senior secured notes, the repayment of our prior credit agreements and principal payments on our long- term debt of $3.2 billion, and the proceeds from issuance of our Class A common stock of $929.2 million, net of fees, as a result of the consummation of the Transactions.

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

In September 2020 and in connection with its entry into the Merger Agreement, Conyers Park entered into subscription agreements pursuant to which certain investors, including participating equityholders of Topco (the “Advantage Sponsors”), agreed to purchase Class A Common Stock of Conyers Park (“Common Stock”) at a purchase price of $10.00 per share (the “PIPE Investment”).

Pursuant to the terms of the Merger Agreement, on October 28, 2020 Merger Sub was merged with and into ASI with ASI being the surviving company in the merger (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). On October 28, 2020, the PIPE Investment was consummated, and 85,540,000 shares of Common Stock were sold for aggregate gross proceeds of $855.4 million. Of the 85,540,000 shares of Common Stock, the Advantage Sponsors acquired 34,410,000 shares of Common Stock, and other purchasers acquired 51,130,000 shares of Common Stock.

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

As a result of the Merger, among other things, pursuant to the Merger Agreement, Conyers Park issued to Topco, as sole stockholder of ASI prior to the Merger, aggregate consideration equal to (a) 203,750,000 shares of Common Stock, and (b) 5,000,000 shares of Common Stock that vested upon achievement of a market performance condition on January 15, 2021. After giving effect to the Transactions, the Redemptions, and the consummation of the PIPE Investment, there were 313,425,182 shares of Common Stock issued and outstanding as of October 28, 2020, excluding the 5,000,000 shares of Common Stock subject to the market performance condition. The Class A common stock and outstanding warrants of Conyers Park (renamed “Advantage Solutions Inc.” following the Transactions) commenced trading on the Nasdaq Global Select Market under the symbols “ADV” and “ADVWW”, respectively, on October 29, 2020.

As noted above, an aggregate of $323.1 million was paid from the Conyers Park’s trust account to holders in connection with the Redemption, and the remaining balance immediately prior to the closing of the Transactions of approximately $131.2 million remained in the trust account. The remaining amount in the trust account was used to fund the Transactions, including the entry into the agreements governing material indebtedness.

In connection with the Merger, ASI repaid and terminated $3.3 billion of debt arrangements under its then existing credit facilities with incremental costs of $86.8 million. This amount was repaid by ASI through a combination of (i) cash on hand, (ii) proceeds from certain private investments in Common Stock, (iii) the entry by Advantage Sales & Marketing Inc., a wholly owned subsidiary of ASI, into (a) a senior secured asset-based revolving credit facility, which permits borrowing in an aggregate principal amount of up to $400.0 million, subject to borrowing base capacity (as amended and/or restated from time to time, the “Revolving Credit Facility”), of which $100.0 million of principal amount was borrowed as of October 28, 2020, and (b) a secured first lien term loan credit facility in an aggregate principal amount of $1.325 billion (as amended and/or restated from time to time, the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”), and (iv) the issuance by Advantage Solutions FinCo LLC, a direct subsidiary of Advantage Sales & Marketing Inc., of $775.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2028 (the “Notes”).

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

Description of Credit Facilities

Senior Secured Credit Facilities

In connection with the consummation of the Transaction, Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company (the “Borrower”) entered into the Senior Secured Credit Facilities consisting of (i) the Revolving Credit Facility, which is a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $400.0 million, subject to borrowing base capacity and (ii) the Term Loan Facility, which is a secured first lien term loan credit facility in an aggregate principal amount of $1.325 billion.

Revolving Credit Facility

Our Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $400.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under our Revolving Credit Facility then in effect. Loans under the Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A. (“Bank of America”), will act as administrative agent and ABL Collateral Agent. The Revolving Credit Facility matures five years after the date we enter into the Revolving Credit Facility. We may use borrowings under the Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments.

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

On October 28, 2021, the Borrower and Holdings entered into the First Amendment to ABL Revolving Credit Agreement (the “ABL Amendment”), which amended the ABL Revolving Credit Agreement, dated October 28, 2020, by and among the Borrower, Holdings, the lenders from time to time party thereto and Bank of America, as administrative agent (the “Prior Revolving Credit Facility”). The ABL Amendment was entered into by the Borrower to amend certain terms and provisions, including (i) reducing the interest rate floor for Eurocurrency rate loans from 0.50% to 0.00% and base rate loans from 1.50% to 1.00%, and (ii) updating the provisions by which U.S. Dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark to reflect the most recent standards and practices used in the industry.

Term Loan Facility

The Term Loan Facility consists of a term loan credit facility denominated in U.S. dollars in an aggregate principal amount of $1.312 billion. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount. Borrowings will bear interest at a floating rate, which can be either an adjusted Eurodollar rate plus an applicable margin or, at the Borrower’s option, a base rate plus an applicable margin. The applicable margins for the Term Loan Facility are 5.25% with respect to Eurodollar rate borrowings and 4.25% with respect to base rate borrowings.

The Borrower may voluntarily prepay loans or reduce commitments under the Term Loan Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (other than a 1.00% premium on any prepayment in connection with a repricing transaction prior to the date that is twelve months after the date we entered into the Term Loan Facility on October 28, 2020).

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

The Borrower’s obligations under the Term Loan Facility are guaranteed by Holdings and the Guarantors. Our Term Loan Facility is secured by a lien on substantially all of Holdings’, the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The Term Loan Facility has a first- priority lien on the fixed asset collateral (equal in priority with the liens securing the Notes) and a second-priority lien on security interests in the current asset collateral (second in priority to the liens securing the Revolving Credit Facility), in each case, subject to other permitted liens.

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

On October 28, 2021 (the “First Lien Amendment Effective Date”), the Borrower, Holdings, and certain of the Borrower’s subsidiaries, entered into Amendment No. 1 to the First Lien Credit Agreement (the “First Lien Amendment”), which amended the First Lien Credit Agreement, dated October 28, 2020, by and among the Borrower, Holdings, Bank of America, as administrative agent and collateral agent, each lender party from time to time thereto, and the other parties thereto. The First Lien Amendment was entered into by the Borrower to reduce the applicable interest rate on the term loan to 5.25% per annum, resulting in estimated interest savings of approximately $9.9 million or $7.3 million, net of tax, per annum. Additional terms and provisions amended include (i) resetting the period for six months following the First Lien Amendment Effective Date in which a 1.00% prepayment premium shall apply to any prepayment of the term loan in connection with certain repricing events, and (ii) updating the provisions by which U.S. Dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark to reflect the most recent standards and practices used in the industry and by Bank of America.

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

Prior Credit Agreements

In connection with the Transactions, our debt arrangements under our then first lien credit agreement, second lien credit agreement and an accounts receivable credit agreement were repaid and terminated with incremental costs of $86.8 million.

Future Cash Requirements

	Total	Current	Long-Term

(in thousands)
Operating lease liabilities(1)	$60,859	$20,415	$40,444
Client deposits(2)	13,623	13,623	—
Total debt excluding deferred issuance costs(3)	2,093,075	14,397	2,078,678
Other long-term liabilities on the consolidated balance sheets
Contingent consideration(4)	58,366	41,522	16,844
Unpaid claims(5)	65,821	34,420	31,401
Holdbacks(6)	15,564	15,564	—
Total contractual obligations	$2,307,308	$139,941	$2,167,367

(1)
Refer to Note 8 — Leases of our audited consolidated financial statements for the year ended December 31, 2021 for additional information regarding the maturity of operating lease liabilities.
(2)
Represents payments collected from our clients, primarily, associated with market development funds that arise out of our business.
(3)
We have an aggregate principal amount of $1.312 billion borrowing on the Term Loan Facility, which bears the applicable interest rate of 5.25% per annum, and $775.0 million in Senior Secured Notes, which is subject to a fixed interest rate of 6.5%. Refer to Note 7 — Debt of our audited consolidated financial statements for the year ended December 31, 2021 for additional information regarding the maturities of debt principal. Total debt excluding deferred issuance costs does not include the obligation of future interest payments.
(4)
Refer to Note 6 — Other Liabilities of our audited consolidated financial statements for the year ended December 31, 2021 for additional information regarding the contingent consideration liabilities.
(5)
Represents $57.7 million of an estimated liability under our workers’ compensation programs for claims incurred but unpaid and $8.2 million of employee insurance reserves as of December 31, 2021.
(6)
Represents $15.6 million of holdback amounts which are used to withhold a portion of the initial purchase price payment until certain post-closing conditions are satisfied and are typically settled within 24 months of the acquisition.

Cash and Cash Equivalents Held Outside the United States

As of December 31, 2021 and 2020, $86.2 million and $87.7 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2021 and 2020, $40.0 million and $28.9 million, respectively, of our cash and cash equivalents were held by foreign branches.

We assessed our determination as to our indefinite reinvestment intent for certain of our foreign subsidiaries and recorded a deferred tax liability of approximately $2.5 million of withholding tax as of December 31, 2021 for unremitted earnings in Canada with respect to which we do not have an indefinite reinvestment assertion. We will continue to evaluate our cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds from the foreign subsidiaries except for Canada. We have continued to assert indefinite reinvestment on all other earnings as it is necessary for continuing operations and to grow the business. If at a point in the future our assertion changes, we will evaluate tax-efficient means to repatriate the income. In addition, we expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities such as business acquisitions, we could elect to repatriate future earnings from foreign jurisdictions. These alternatives could result in higher income tax expense or increased interest expense. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of December 31, 2021, to be indefinitely reinvested and, accordingly, no provision has been made for taxes in excess of the $2.5 million noted above.

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

We have contracts that include variable consideration whereby the ultimate consideration is contingent on future events such as the client’s sales to retailers, hours worked, event count, costs incurred and performance incentive bonuses. Commission revenues are generally earned upon performance of headquarter relationship management, analytics, insights and intelligence, e-commerce, administration and retail services arrangements. As part of these arrangements, we provide a variety of services to consumer goods manufacturers in order to improve the manufacturer’s sales to retailers. This includes primarily outsourced sales, business development, category and space management, relationship management and in-store sales strategy services. In exchange for these services, we earn an agreed upon percentage of our client’s sales to retailers, which is agreed upon on a manufacturer-by-manufacturer basis. We may be entitled to additional fees upon meeting specific performance goals or thresholds, which we refer to as bonus revenue. The variability of the consideration for the services transferred during a reporting period is typically resolved by the end of the reporting period. However, for certain client contracts, we estimate the variable consideration for the services that have been transferred to the client during the reporting period. We typically estimate the variable consideration based on the expected value method. Estimates are based on historical experience and current facts known during the reporting period. We recognize revenue related to variable consideration if it is probable that a significant reversal of revenue recognized will not occur. When such probable threshold is not satisfied, we will constrain some or all of the variable consideration, and such constrained amount will not be recognized as revenue until the probable threshold is met or the uncertainty is resolved and the final amount is known. We record an adjustment to revenue for differences between estimated revenues and the amounts ultimately invoiced to the client. Adjustments to revenue during the current period related to services transferred during prior periods were not significant for the year ended December 31, 2021.

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

Our annual goodwill impairment assessment for the year ended December 31, 2021 was performed as of October 1, 2021. We utilize a combination of income and market approaches to estimate the fair value of our reporting units. The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions for, the reporting units’ revenue growth rates, earnings before interest, taxes, depreciation and amortization ("EBITDA") margins, terminal growth rates, and discount rates, all of which require significant management judgment. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy (described in “Fair Value Measurements in Note 1, Organization and Significant Accounting Policies,”). The market approach applies market multiples derived from the historical earnings data of selected guideline publicly-traded companies to our reporting units’ businesses to yield a second assumed value of each reporting unit, which requires significant management judgement. The guideline companies are first screened by industry group and then further narrowed based on the reporting units’ business descriptions, markets served, competitors, EBITDA margins and revenue size. Market multiples are then selected from within the range of these guideline companies multiples based on the subject reporting unit. We based our fair value estimates on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to our planned strategy, it may cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future.

We compare a weighted average of the output from the income and market approaches to the carrying value of each reporting unit. We also compare the aggregate estimated fair value of our reporting units to the estimated value of our total invested capital on a marketable basis.

Based on the results of our quantitative impairment test performed for our reporting units, we determined that our goodwill was not impaired for the year ended December 31, 2021. The fair values of our reporting units significantly exceeded their respective carrying values, which we define as greater than 20%. Management determined that no additional triggering events occurred that required us to perform an interim goodwill impairment test as of December 31, 2021.

In performing the quantitative impairment test for the year ended December 31, 2020 and 2019, we had also determined that our goodwill was not impaired. The fair value of the sales reporting unit exceeded its carrying value by 8.3% and 3.5%, respectively. The fair value of the marketing reporting unit significantly exceeded its carrying value. Management determined that no additional triggering events occurred that required us to perform an interim goodwill impairment test as of December 31, 2020 and 2019.

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

In connection with our annual quantitative impairment test as of October 1, 2021, 2020, and 2019, we concluded that our indefinite-lived intangible assets were not impaired for the years ended December 31, 2021, 2020, and 2019. The fair value of the indefinite-lived intangible assets related to sales trade names significantly exceeded its carrying value for the year ended December 31, 2021, and exceeded its carrying value by 13.3% and 8.3% for the years ended December 31, 2020 and 2019, respectively. The fair value of the indefinite-lived intangible assets related to marketing trade names significantly exceeded its carrying value for the year ended December 31, 2021, and exceeded its carrying value by 8.4% and 10.0% for the years ended December 31, 2020 and 2019, respectively. Management determined that no additional triggering events occurred that required us to perform an interim impairment test of indefinite-lived intangible assets as of December 31, 2021, 2020, and 2019.

Equity-Based Compensation

Performance restricted stock units (“PSUs”) are subject to the achievement of certain performance conditions based on the Company’s revenues and Adjusted EBITDA targets in the respective measurement period and the recipient’s continued service to the Company. The PSUs are scheduled to vest over a three-year period from the date of grant and may vest from 0% to 150% of the number of shares. The number of PSUs earned is adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. The fair value of PSU grants was equal to the closing price of our stock on the date of the applicable grant. Restricted stock units (“RSUs”) are subject to the recipient’s continued service to the Company. The RSUs are generally scheduled to vest over three years and are subject to the provisions of the RSU agreement under the Advantage Solutions. Inc. 2020 Incentive Award Plan (the “Plan”).

Topco, the parent company of the Company, has a long-term equity incentive plan that allows for the grant of time- and performance-based profit interests, or Common Series C Units, in Topco to certain of its and its subsidiaries’ directors and employees in exchange for services provided to us. Since we receive the benefit associated with such services the related expense is recorded within our Consolidated Statements of Operations and Comprehensive Income (Loss). These profit interests are subject to certain vesting requirements including time and performance requirements based on specified annual targets substantially similar to Adjusted EBITDA thresholds. These awards are subject to forfeiture unless the following performance conditions are met: (i) 75% of the awards will vest when certain of the Advantage Sponsors as of the date of the 2014 Topco Acquisition, or the Common Series A Limited Partners of Topco, realize a pre-tax internal rate of return of 8% compounded annually and (ii) the remaining 25% of the awards vest when the Common Series A Limited Partners of Topco realize a pre-tax internal rate of return of 20% compounded annually. On March 15, 2018, Topco modified the vesting requirements. In accordance with the performance conditions, generally 75% of the awards will vest over a four-year term, subject to the employee’s continued employment. The remaining 25% of the equity awards vest when the Advantage Sponsors as of the date of the 2014 Topco Acquisition realize a pre-tax internal rate of return of 20% compounded annually. Once the equity awards vest, forfeiture may still occur as a result of termination of employment of the equity award holders or if an exit event occurs which is not a vesting exit event. Notwithstanding prior vesting, certain awards are subject to a requirement that the Advantage Sponsors receive a specific return on their equity investment, prior to the awards participating in any distribution whether in cash, property or securities of Topco. Certain awards vest over the remaining initial four-year terms, subject to the employee’s continued employment. The limited partnership agreement also authorizes Topco to issue up to 35,000 Common Series C-2 Units to members of our management, which Common Series C-2 Units are subject to substantially similar vesting and forfeiture provisions as the Common Series C Units, including forfeiture upon certain terminations of employment of the applicable holders or a non-qualifying exit event.

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

Refer to Note 11—Stock Based Compensation and Other Benefit Plans to our audited consolidated financial statements included elsewhere in this Annual Report for details regarding Topco’s and our equity-based compensation plans.

Warrant Liability

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board ASC 480, and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized in “Changes in fair value of warrant liability” in the Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of the private placement warrants on the date of issuance and on each measurement date is estimated using a Black-Scholes option pricing model which includes inputs such as our stock price, exercise price per share, and the number of private placement warrants outstanding. Assumptions used in the model are subjective and require significant judgment, and include implied volatility and the risk-free interest rate. Based on the period of time the public warrants have been trading, we believe that it is also an appropriate method to determine the fair value of the liability classified private placement warrants by approximating the value with the share price of the public warrants at the respective period end, which is inherently less subjective and judgmental given it is based on observable inputs. The Company determined the valuation as of December 31, 2021 taking into consideration that both methods did not result in a materially different valuation.

As of December 31, 2021 and 2020, 7,333,333 private placement warrants remained outstanding at a fair value of $22.2 million and $21.2 million, respectively. The initial fair value of the private placement warrants on October 28, 2020 was $7.9 million with $0.9 million and $13.4 million of changes in the estimated fair value recorded for the year ended December 31, 2021 and 2020, respectively.

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

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily the Canadian dollars, British pounds and euros, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated income before taxes would have decreased by approximately $4.8 million for the year ended December 31, 2021.

Equity Price Risk

As of December 31, 2021, 7,333,333 private placement warrants remained outstanding at a fair value of $22.2 million. The warrant liability is stated at fair value at each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Income (Loss) until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. Based on the fair value of the private placement warrants outstanding as of December 31, 2021, a hypothetical decrease of 10% in the share price of the Company’s common stock would reduce the fair value of the warrant liability and result in an unrealized gain recognized in Change in fair value of warrant liability on the Consolidated Statement of Operations and Comprehensive Income (Loss) of $3.7 million. Similarly, based on the fair value of the private placement warrants outstanding as of December 31, 2021, a hypothetical increase of 10% in the share price of the Company’s common stock would increase the fair value of the warrant liability and result in an unrealized loss recognized in Change in fair value of warrant liability on the Consolidated Statement of Operations and Comprehensive Income (Loss) of $3.8 million.

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

We manage our interest rate risk through the use of derivative financial instruments. Specifically, we have entered into interest rate cap agreements to manage our exposure to potential interest rate increases that may result from fluctuations in LIBOR. We do not designate these derivatives as hedges for accounting purposes, and as a result, all changes in the fair value of derivatives, used to hedge interest rates, are recorded in “Interest expense, net” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

As of December 31, 2021, we had interest rate cap contracts on $1.5 billion of notional value of principal from various financial institutions, with a maturity dates of January 24, 2022 to manage our exposure to interest rate movements on variable rate credit facilities when three-months LIBOR on term loans exceeds caps ranging from 3.25% to 3.50%. The aggregate fair value of our interest rate caps represented an outstanding net liability of $0.4 million as of December 31, 2021.

In addition, we had interest rate cap contracts on an additional $650.0 million of notional value of principal from other financial institutions, with a maturity date of December 16, 2024 to manage our exposure to interest rate movements on variable rate credit facilities when one-month LIBOR on term loans exceeding a cap of 0.75%. The aggregate fair value of our interest rate caps represented an outstanding net asset of $10.2 million as of December 31, 2021.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the Term Loan Facility and 0.00% on Revolving Credit Facility would have resulted in an increase of $1.3 million in interest expense, net of gains from interest rate caps, for the year ended December 31, 2021.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	56
Consolidated Balance Sheets	59
Consolidated Statements of Operations and Comprehensive Income (Loss)	60
Consolidated Statements of Stockholders’ Equity	61
Consolidated Statements of Cash Flows	62
Notes to Consolidated Financial Statements	63
Schedule I—Condensed Registrant Only Financial Information of Advantage Solutions Inc. as of December 31, 2021 and 2020, and for the years ended December 31, 2021, 2020, and 2019	105

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advantage Solutions Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Advantage Solutions Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded four acquisitions completed in 2021 from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by the Company in purchase business combinations during 2021. We have also excluded the four acquisitions completed in 2021 from our audit of internal control over financial reporting. The acquired entities are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Goodwill Impairment Assessments

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2.2 billion as of December 31, 2021. Management tests its goodwill for impairment at the beginning of the fourth quarter of a given fiscal year and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. Upon performing the quantitative impairment test, if the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment loss. Based on the results of the quantitative impairment test performed for its reporting units, management determined that its goodwill is not impaired. Management utilizes a combination of income and market approaches to estimate the fair value of its reporting units. The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions for the reporting units’ revenue growth rates, EBITDA margins, terminal growth rates, and discount rates, all of which require significant management judgment. The market approach applies market multiples derived from the historical earnings data of selected guideline publicly-traded companies to the reporting units’ businesses to yield a value of each reporting unit, which requires significant management judgment.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessments is a critical audit matter are (i) the significant judgment by management when determining the fair value of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, EBITDA margins, terminal growth rates, discount rates, and market multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over management’s valuation of the reporting units. These procedures also included, among others (i) testing management’s process for determining the fair value of the reporting units; (ii) evaluating the appropriateness of the income and market approaches, and the combination of the approaches; (iii) testing the completeness and accuracy of the underlying data used in the valuation approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, EBITDA margins, terminal growth rates, discount rates, and market multiples. Evaluating management’s significant assumptions related to revenue growth rates and EBITDA margins involved evaluating whether the significant assumptions were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches, and the combination of the approaches and (ii) the reasonableness of the significant assumptions related to the terminal growth rates, discount rates, and market multiples.

Indefinite-Lived Intangible Assets Impairment Assessments

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets net carrying value was $900 million as of December 31, 2021. Intangible assets with indefinite useful lives are not amortized but tested annually, at the beginning of the fourth quarter, for impairment or more often if events occur or circumstances change that would create a triggering event. Management performed its annual quantitative impairment test as of October 1, 2021, and concluded that its indefinite-lived intangible assets were not impaired. Management tests its indefinite-lived intangible assets for impairment using a relief from royalty method by comparing the estimated fair values of the indefinite-lived intangible assets with the carrying values. The estimates used in the determination of fair value are subjective in nature and involve the use of significant assumptions. These estimates and assumptions include revenue growth rates, terminal growth rates, discount rates, and royalty rates, all of which require significant management judgment.

The principal considerations for our determination that performing procedures relating to the indefinite-lived intangible assets impairment assessments is a critical audit matter are (i) the significant judgment by management when determining the fair value of the indefinite-lived intangible assets; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, terminal growth rates, discount rates, and royalty rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible assets impairment assessments, including controls over management’s valuation of the indefinite-lived intangible assets. These procedures also included, among others (i) testing management’s process for determining the fair value of the indefinite-lived intangible assets; (ii) evaluating the appropriateness of the relief from royalty method; (iii) testing the completeness and accuracy of the underlying data used in the relief from royalty method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, terminal growth rates, discount rates, and royalty rates. Evaluating management’s significant assumption related to revenue growth rates involved evaluating whether the significant assumption was reasonable considering (i) the current and past performance of the underlying assets; (ii) the consistency with external market and industry data; and (iii) whether the significant assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty method and (ii) the reasonableness of the significant assumptions related to the terminal growth rates, discount rates, and royalty rates.

/s/ PricewaterhouseCoopers LLP

Irvine, California

March 1, 2022

We have served as the Company’s auditor since 2003.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share and per share data)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$164,622	$204,301
Restricted cash	16,015	15,665
Accounts receivable, net of allowance for expected credit losses of $15,916 and $16,377, respectively	797,677	574,142
Prepaid expenses and other current assets	126,000	105,643
Total current assets	1,104,314	899,751
Property and equipment, net	63,696	80,016
Goodwill	2,206,004	2,163,339
Other intangible assets, net	2,287,514	2,452,796
Investments in unconsolidated affiliates	125,158	115,624
Other assets	67,582	65,966
Total assets	$5,854,268	$5,777,492
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$14,397	$63,745
Accounts payable	277,366	195,452
Accrued compensation and benefits	139,157	142,136
Other accrued expenses	164,133	121,758
Deferred revenues	50,467	51,898
Total current liabilities	645,520	574,989
Long-term debt, net of current portion	2,028,882	2,029,328
Deferred income tax liabilities	483,165	491,242
Warrant liability	22,189	21,234
Other long-term liabilities	92,218	141,910
Total liabilities	3,271,974	3,258,703
Commitments and contingencies (Note 19)

Redeemable noncontrolling interest	1,893	—

Equity attributable to stockholders of Advantage Solutions Inc.
Preferred stock, no par value, 10,000,000 shares authorized; none issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 316,963,552 and 318,425,182 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	32	32
Additional paid in capital	3,373,278	3,348,546
Accumulated deficit	(866,607)	(921,101)
Loans to Karman Topco L.P.	(6,340)	(6,316)
Accumulated other comprehensive (loss) income	(4,479)	674
Treasury stock, at cost; 1,610,014 shares as of December 31, 2021	(12,567)	—
Total equity attributable to stockholders of Advantage Solutions Inc.	2,483,317	2,421,835
Nonredeemable noncontrolling interest	97,084	96,954
Total stockholders’ equity	2,580,401	2,518,789
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$5,854,268	$5,777,492

See Notes to the Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands, except share and per share data)	2021	2020	2019
Revenues	$3,602,298	$3,155,671	$3,785,063
Cost of revenues (exclusive of depreciation and amortization shown separately below)	2,964,123	2,551,485	3,163,443
Selling, general, and administrative expenses	168,086	306,282	175,373
Recovery from Take 5	—	(7,700)	—
Depreciation and amortization	240,041	238,598	232,573
Total operating expenses	3,372,250	3,088,665	3,571,389
Operating income	230,048	67,006	213,674
Other expenses:
Change in fair value of warrant liability	955	13,363	—
Interest expense, net	137,927	234,044	232,077
Total other expenses	138,882	247,407	232,077
Income (loss) before income taxes	91,166	(180,401)	(18,403)
Provision for (benefit from) income taxes	33,617	(5,331)	1,353
Net income (loss)	57,549	(175,070)	(19,756)
Less: net income attributable to noncontrolling interest	3,055	736	1,416
Net income (loss) attributable to stockholders of Advantage Solutions Inc.	54,494	(175,806)	(21,172)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5,153)	8,827	5,497
Total comprehensive income (loss) attributable to stockholders of Advantage Solutions Inc.	$49,341	$(166,979)	$(15,675)
Net income (loss) per common share:
Basic	$0.17	$(0.79)	$(0.10)
Diluted	$0.17	$(0.79)	$(0.10)
Weighted-average number of common shares:
Basic	318,198,860	223,227,833	203,750,000
Diluted	321,004,756	223,227,833	203,750,000

See Notes to the Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at January 1, 2019	203,750,000	$20	—	$—	$2,336,267	$(724,123)	$(6,050)	$(13,650)	$1,592,464	$76,850	$1,669,314
Comprehensive income (loss)
Net (loss) income	—	—	—	—	—	(21,172)	—	—	(21,172)	1,416	(19,756)
Foreign currency translation adjustments	—	—	—	—	—	—	—	5,497	5,497	1,515	7,012
Total comprehensive (loss) income			—	—					(15,675)	2,931	(12,744)
Increase in noncontrolling interest	—	—	—	—	—	—	—	—	—	12,749	12,749
Redemption of noncontrolling interest	—	—	—	—	(109)	—	—	—	(109)	(523)	(632)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(194)	—	(194)	—	(194)
Equity-based compensation	—	—	—	—	1,313	—	—	—	1,313	—	1,313
Balance at December 31, 2019	203,750,000	20	—	—	2,337,471	(745,295)	(6,244)	(8,153)	1,577,799	92,007	1,669,806
Comprehensive income (loss)											—
Net (loss) income	—	—	—	—	—	(175,806)	—	—	(175,806)	736	(175,070)
Foreign currency translation adjustments	—	—	—	—	—	—	—	8,827	8,827	4,211	13,038
Total comprehensive (loss) income									(166,979)	4,947	(162,032)
Recapitalization transaction, net of fees and deferred taxes	109,675,182	11	—	—	921,302	—	—	—	921,313	—	921,313
Issuance of performance shares	5,000,000	1	—	—	(1)	—	—	—	—	—	—
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(72)	—	(72)	—	(72)
Equity-based compensation	—	—	—	—	89,774	—	—	—	89,774	—	89,774
Balance at December 31, 2020	318,425,182	32	—		3,348,546	(921,101)	(6,316)	674	2,421,835	96,954	2,518,789
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	54,494	—	—	54,494	2,964	57,458
Foreign currency translation adjustments	—	—	—	—	—	—	—	(5,153)	(5,153)	(3,069)	(8,222)
Total comprehensive income (loss)									49,341	(105)	49,236
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(24)	—	(24)	—	(24)
Redemption of noncontrolling interest	—	—	—	—	(444)	—	—	—	(444)	235	(209)
Equity-based compensation	—	—	—	—	(15,030)	—	—	—	(15,030)	—	(15,030)
Vesting of stock-based compensation awards	24,784	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	(1,610,014)	—	1,610,014	(12,567)	—	—	—	—	(12,567)	—	(12,567)
Shares issued upon vesting of restricted stock units	41,424	—	—	—	—	—	—	—	—	—	—
Shares issued under Employee Stock Purchase Plan	77,172	—	—	—	736	—	—	—	736	—	736
Shares issued upon exercise of warrants	5,004	—	—	—	58	—	—	—	58	—	58
Stock-based compensation expense	—	—	—	—	39,412	—	—	—	39,412	—	39,412
Balance at December 31, 2021	316,963,552	$32	1,610,014	$(12,567)	$3,373,278	$(866,607)	$(6,340)	$(4,479)	$2,483,317	$97,084	$2,580,401

See Notes to Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$57,549	$(175,070)	$(19,756)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Noncash interest expense, net	935	15,550	18,980
Extinguishment costs related to repayment and repricing of long-term debt	1,569	11,275	—
Depreciation and amortization	240,041	238,598	232,573
Change in fair value of warrant liability	955	13,363	—
Fair value adjustments related to contingent consideration	5,763	16,091	6,064
Deferred income taxes	(10,012)	(14,357)	(68,063)
Equity-based compensation of Topco	(15,030)	89,774	1,313
Stock-based compensation	39,412	—	—
Equity in earnings of unconsolidated affiliates	(10,298)	(5,138)	(4,850)
Distribution received from unconsolidated affiliates	1,465	968	707
Loss on disposal of property and equipment	7,162	21,091	—
Loss on divestiture	—	—	1,033
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable, net	(215,501)	116,105	(33,290)
Prepaid expenses and other assets	(14,000)	24,687	19,114
Accounts payable	46,000	10,880	21,635
Accrued compensation and benefits	(2,363)	4,514	19,417
Deferred revenues	(2,694)	4,535	2,207
Other accrued expenses and other liabilities	(4,962)	(27,136)	(45,741)
Net cash provided by operating activities	125,991	345,730	151,343
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired	(42,668)	(68,057)	(10,582)
Purchase of investment in unconsolidated affiliates	(2,000)	—	(1,881)
Purchase of property and equipment	(31,175)	(30,946)	(52,419)
Proceeds from divestiture	—	—	1,750
Return on investments from unconsolidated affiliates	—	—	1,324
Net cash used in investing activities	(75,843)	(99,003)	(61,808)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	61,629	213,927	20,070
Payments on lines of credit	(111,736)	(164,828)	(19,697)
Proceeds from accounts receivable securitization facility	—	120,000	—
Payment under accounts receivable securitization facility	—	(120,000)	—
Proceeds from government loans for COVID-19 relief	2,975	4,822	—
Proceeds from new borrowings under the Senior Secured Credit Facilities and Notes	—	2,100,000	—
Principal payments on long-term debt	(13,309)	(3,229,848)	(25,810)
Proceeds from issuance of common stock	794	—	—
Proceeds from recapitalization, net of fees	—	925,216	—
Contingent consideration payments	(9,814)	(18,314)	(21,172)
Financing fees paid	(74)	(58,391)	—
Holdback payments	(3,989)	(2,736)	(1,224)
Contribution from noncontrolling interest	—	—	10,257
Purchase of treasury stock	(12,567)	—	—
Redemption of noncontrolling interest	(209)	—	(632)
Net cash used in financing activities	(86,300)	(230,152)	(38,208)
Net effect of foreign currency changes on cash	(3,177)	4,366	3,179
Net change in cash, cash equivalents and restricted cash	(39,329)	20,941	54,506
Cash, cash equivalents and restricted cash, beginning of period	219,966	199,025	144,519
Cash, cash equivalents and restricted cash, end of period	$180,637	$219,966	$199,025
SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest	$137,467	$151,030	$210,209
Cash payments for income taxes, net	$40,189	$18,263	$59,465
Purchase of property and equipment recorded in accounts payable and accrued expenses	$759	$508	$250
Deferred taxes related to transaction costs in connection with recapitalization	$—	$3,968	$—
Fair value of liability for private placement warrants acquired at Closing	$—	$7,871	$—
Note payable related to settlement of contingent consideration	$—	$4,048	$—

See Notes to the Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

On July 25, 2014, Advantage Solutions Inc. (“ASI Intermediate”) acquired Advantage Sales & Marketing Inc. (the “2014 Topco Acquisition”). As a result of the 2014 Topco Acquisition, Advantage Sales & Marketing Inc. became a wholly owned indirect subsidiary of ASI Intermediate, of which Karman Topco L.P. (“Topco”) is the parent.

The units of Topco are held by equity funds affiliated with or advised by CVC Capital Partners, Leonard Green & Partners, Juggernaut Capital Partners, Centerview Capital, L.P., Bain Capital and Yonghui Investment Limited, as well as by current and former members of the Company’s management.

On September 7, 2020, ASI Intermediate entered into an agreement and plan of merger (as amended, modified, supplemented or waived, the “Merger Agreement”), with Conyers Park II Acquisition Corp., a Delaware corporation, now known as Advantage Solutions Inc. (“Conyers Park”), CP II Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Conyers Park (“Merger Sub”), and Topco. Conyers Park neither engaged in any operations nor generated any revenue. Based on Conyers Park’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

On October 28, 2020, Conyers Park consummated the merger pursuant to the Merger Agreement, by and among Merger Sub, ASI Intermediate (“Legacy Advantage”), and Topco. Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Advantage with Legacy Advantage being the surviving company in the merger as a wholly owned subsidiary of Conyers Park (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). On October 28, 2020, and in connection with the closing of the Transactions (the “Closing”), Conyers Park changed its name to Advantage Solutions Inc. (the “Company” or “Advantage”) and ASI Intermediate changed its name to ASI Intermediate Corp.

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

In connection with the entry into the Merger Agreement, Conyers Park also entered into subscription agreements with certain investors (the “PIPE Investors”), pursuant to which, among other things, Conyers Park agreed to issue and sell in a private placement shares of Conyers Park Class A common stock for a purchase price of $10.00 per share. The PIPE Investors, other than the Advantage Sponsors and their affiliates, have agreed to purchase an aggregate of 51,130,000 shares of Conyers Park Class A common stock. Certain of the Advantage Sponsors or their affiliates agreed to purchase an aggregate of 34,410,000 shares of Conyers Park Class A common stock, and, at their sole discretion. The shares of Conyers Park Class A common stock purchased by the PIPE Investors in the private placement are referred to as the “PIPE Shares” and the aggregate purchase price paid for the PIPE Shares is referred to as the “PIPE Investment Amount.” At the Closing, the PIPE Investment was consummated, and 85,540,000 shares of Class A common stock were issued for aggregate gross proceeds of $855.4 million.

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

In connection with the Merger, ASI Intermediate received $93.9 million from Conyers Park’s trust account balance after the payments of $323.1 million redemptions by Conyers Park public stockholders and of $37.3 million transaction expenses incurred by

Conyers Park, net of deferred taxes of $3.9 million. ASI Intermediate incurred direct and incremental costs of approximately $24.0 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. In addition, the Company incurred $39.8 million in transaction bonuses and $76.0 million in non-cash share-based compensation expense due to the accelerated vesting of Topco’s legacy share-based compensation plan. The transaction bonuses and share-based compensation are included in “Selling, general and administrative expenses” on the Company's Consolidated Statement of Operations and Comprehensive Income (Loss) for the year ended December 31, 2020. The Company also classified the 7,333,333 private placement warrants originally issued by Conyers Park to Conyers Park II Sponsor LLC in a private placement in connection with its initial public offering and assumed by the Company as a warrant liability with an initial fair value of the private placement warrants of $7.9 million with a decrease to additional paid-in capital in connection with the consummation of the Transactions on October 28, 2020.

The Company is headquartered in Irvine, California and is a leading business solutions provider to consumer goods manufacturers and retailers.

The Company’s common stock and public warrants (as further described in Note 12, Equity) are now listed on the Nasdaq Global Select market under the symbol “ADV” and warrants to purchase the common stock at an exercise price of $11.50 per share are listed on the Nasdaq Global Select market under the symbol “ADVWW”.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The financial information set forth herein reflects: (a) the consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the years ended December 31, 2021, 2020, and 2019 and (b) the consolidated balance sheets as of December 31, 2021 and 2020. The consolidated financial statements for the years ended December 31, 2021, 2020, and 2019 reflect Topco’s basis in the assets and liabilities of the Company, as a result of the 2014 Topco Acquisition. The Company’s share in the earnings or losses for its investments in affiliates is reflected in “Investments in unconsolidated affiliates” and “Cost of revenues” in the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. All intercompany balances and transactions have been eliminated upon consolidation.

Certain prior period balances have been reclassified to conform to the current financial statement presentation. These reclassifications had no impact on previously reported result of operations or stockholders’ equity.

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

Foreign Currency

The Company’s reporting currency is U.S. dollars as that is the currency of the primary economic environment in which the Company operates. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are included in “Accumulated other comprehensive income (loss)” in the Consolidated Statements of Stockholders’ Equity. Transactions in foreign currencies other than the entities’ functional currency are converted using the rate of exchange at the date of transaction. The gains or losses arising from the revaluation of foreign currency transactions to functional currency are included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss). Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive income (loss) in stockholders’ equity. The Company reports gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are of a long-term investment nature, in “Other comprehensive income (loss)” in the Consolidated Statements of Operations and Comprehensive Income (Loss). These items represented a net gain of $1.0 million, a loss of $2.1 million, and a loss of $2.9 million during the fiscal years ended December 31, 2021, 2020, and 2019, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments having an original maturity of three months or less. The Company’s investments consist primarily of U.S. Treasury securities. The Company’s investments are carried at cost, which approximates fair value. The Company has restricted cash related to funds received from clients that will be disbursed at the direction of those clients. Corresponding liabilities have been recorded in “Other accrued expenses” in the Consolidated Balance Sheets.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s Consolidated Statements of Cash Flows:

	December 31,
	2021	2020	2019
(in thousands)
Cash and cash equivalents	$164,622	$204,301	$184,224
Restricted cash	16,015	15,665	14,801
Total cash, cash equivalents and restricted cash	$180,637	$219,966	$199,025

Accounts Receivable and Expected Credit Losses

Accounts receivable consist of amounts due from clients for services provided in normal business activities and are recorded at invoiced amounts. The Company measures expected credit losses against certain billed receivables based upon the latest information regarding whether invoices are ultimately collectible. Assessing the collectability of client receivables requires management judgment. The Company determines its expected credit losses by specifically analyzing individual accounts receivable, historical bad debts, client credit-worthiness, current economic conditions, and accounts receivable aging trends. Valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectability of accounts receivable becomes available. Upon determination that a receivable is uncollectible, the receivable balance and any associated reserve is written off. The Company’s expected credit losses were not material for the years ended December 31, 2021, 2020 and 2019.

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

Derivatives

The Company uses derivative financial instruments to hedge interest rate and foreign exchange risk. Derivative instruments, used to hedge interest rates, consist of interest rate swaps and interest rate caps. Interest rate swap contracts involve the exchange of floating rate interest payment obligations for fixed interest rate payments without the exchange of the underlying principal amounts. Interest rate cap contracts limit the floating interest rate exposure to the indicative rate in the agreement. Derivatives are initially recognized at fair value on the date a contract is entered into and are subsequently re-measured at fair value. The fair values of derivatives are measured using observable market prices or, where market prices are not available, by using discounted expected future cash flows at prevailing interest and exchange rates. The Company does not designate these derivatives as hedges for accounting purposes, and as a result, all changes in the fair value of derivatives, used to hedge interest rates and foreign exchange risk, are recorded in “Interest expense” and in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. These arrangements contain an element of risk in that the counterparties may be unable to meet the terms of such arrangements. In the event the counterparties are unable to fulfill their related obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management.

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

Leasehold improvements are amortized on a straight-line basis over the shorter of their respective lease terms or their respective estimated useful lives. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the Consolidated Balance Sheets and the resulting gain or loss is reflected in the “Cost of revenues” and “Selling, general, administrative expenses” within the Consolidated Statements of Operations and Comprehensive Income (Loss), depending on the nature of the assets. Expenditures for maintenance and repairs are expensed as incurred, whereas expenditures for improvements and replacements are capitalized.

Equity Method Investments

Investments in companies in which the Company exercises significant influence over the operating and financial policies of the investee and are not required to be consolidated are accounted for using the equity method. The Company’s proportionate share of the net income or loss of equity method investments is included in the results of operations and any dividends received reduce the carrying value of the investment. The excess of the cost of the Company’s investment over its proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill and included in the carrying amount of the investment. Goodwill in the equity method investments is not amortized. Gains and losses from changes in the Company’s ownership interests are recorded in results of operations until control is achieved. In instances in which a change in the Company’s ownership interest results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Distributions received from unconsolidated entities that represent returns on the investor’s investment are reported as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Cash distributions from unconsolidated entities that represent returns of the Company’s investment are reported as cash flows from investing activities.

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

The Company’s annual goodwill impairment assessment for the year ended December 31, 2021 was performed as of October 1, 2021. The Company utilizes a combination of income and market approaches to estimate the fair value of its reporting units. The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions for the reporting units’ revenue growth rates, EBITDA margins, terminal growth rates, and discount rates all of which require significant management judgment. The market approach applies market multiples derived from the historical earnings data of selected guideline publicly-traded companies to the Company’s reporting units’ businesses to yield a second assumed value of each reporting unit, which requires significant management judgment. The guideline companies are first screened by industry group and then further narrowed based on the reporting units’ business descriptions, markets served, competitors, EBITDA margins, and revenue size. Market multiples are then selected from within the range of these guideline companies multiples based on the subject reporting unit. These assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy (described in “Fair Value Measurements,” below). The Company based its fair value estimates on assumptions it believes to be reasonable but which are unpredictable and inherently uncertain. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to the Company’s planned strategy, it may cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future.

The Company compares a weighted average of the output from the income and market approaches to the carrying value of each reporting unit. The Company also compares the aggregate estimated fair value of its reporting units to the estimated value of its total invested capital on a marketable basis.

Based on the results of the Company’s quantitative impairment test performed for its reporting units, the Company determined that its goodwill is not impaired for the year ended December 31, 2021. The fair values of the reporting units significantly exceeded their carrying values, which the Company defines as greater than 20%. The Company determined that no additional triggering events occurred that required the Company to perform an interim goodwill impairment test as of December 31, 2021.

In performing the quantitative impairment test for the year ended December 31, 2020 and 2019, the Company had also determined that its goodwill was not impaired. The fair value of the sales reporting unit exceeded its carrying value by 8.3% and 3.5%, respectively. The fair value of the marketing reporting unit significantly exceeded its carrying value. The Company determined that no additional triggering events occurred that required the Company to perform an interim goodwill impairment test as of December 31, 2020 and 2019. Accordingly, no impairment related to the Company’s goodwill was recorded for the year ended December 31, 2020 and 2019.

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

In connection with the Company’s annual quantitative impairment test as of October 1, 2021, 2020 and 2019, the Company concluded that its indefinite-lived intangible assets were not impaired for the years ended December 31, 2021, 2020 and 2019. The fair value of the indefinite-lived intangible assets related to sales trade names significantly exceeded its carrying value for the year ended December 31, 2021, and exceeded its carrying value by 13.3% and 8.3% for the years ended December 31, 2020 and 2019, respectively. The fair value of the indefinite-lived intangible assets related to marketing trade names significantly exceeded its carrying value for the year ended December 31, 2021, and exceeded its carrying value by 8.4% and 10.0% for the years ended December 31, 2020 and 2019, respectively. The Company determined that no additional triggering events occurred that required the Company to perform an interim impairment test of its indefinite-lived intangible assets as of December 31, 2021, 2020, and 2019. Accordingly, no impairment related to the Company’s intangible assets was recorded for the years ended December 31, 2021, 2020, and 2019.

Long-Lived Assets

Long-lived assets to be held and used, including finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured as the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. No impairment related to the Company’s long-lived assets was recorded during the years ended December 31, 2021, 2020, and 2019.

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

The Company reviews and assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from these initial estimates. Changes in the estimated fair value of contingent consideration liabilities related to the time component of the present value calculation are reported in “Interest expense” in the Consolidated Statements of Operations and Comprehensive Income (Loss). Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The portion of the cash settlement up to the acquisition date fair value of the contingent consideration is classified as “Contingent consideration payments” in cash flows from financing activities, and amounts paid in excess of the acquisition date fair value are classified as “Other accrued expenses and other liabilities” in cash flows from operating activities in the Consolidated Statements of Cash Flows.

Leases

The Company has obligations under various real estate leases, equipment leases, and software license agreements. The Company assesses whether these arrangements are or contain leases at lease inception. Classification of the leases between financing and operating leases is determined by assessing whether the lease transfers ownership of the asset to the Company, the lease grants an option for the Company to purchase the underlying asset, the lease term is for the majority of the remaining asset’s economic life, or if the minimum lease payments equals or substantially exceed all of the leased asset’s fair market value. As of December 31, 2021, the Company's finance leases were not material. See Note 8, Leases, for further information regarding the Company’s operating leases.

Self-Insurance Liability

The Company maintains a high deductible program for workers’ compensation claims. Losses and liabilities relating to workers’ compensation claims and employee medical claims are fully insured beyond the Company’s deductible limits. The Company’s estimated liabilities are not discounted and are based on information provided by third party administrators, combined with management’s judgment regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and claims settlement practices.

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

	Year Ended December 31,
	2021	2020	2019
(in thousands)
Sales brand-centric services	$1,292,639	$1,204,240	$1,209,480
Sales retail-centric services	1,031,245	856,353	745,225
Total sales revenues	2,323,884	2,060,593	1,954,705
Marketing brand-centric services	554,447	429,200	474,928
Marketing retail-centric services	723,967	665,878	1,355,430
Total marketing revenues	1,278,414	1,095,078	1,830,358
Total revenues	$3,602,298	$3,155,671	$3,785,063

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

The variability of the consideration for the services transferred during a reporting period is typically resolved by the end of the reporting period. However, for certain client contracts, the Company is required to estimate the variable consideration for the services that have been transferred to the client during the reporting period. The Company typically estimates the variable consideration based on the expected value method. Estimates are based on historical experience and current facts known during the reporting period. The Company only recognizes revenues related to variable consideration if it is probable that a significant reversal of revenues recognized will not occur when the uncertainty associated with the variable consideration is resolved. When such probable threshold is not satisfied, the Company will constrain some or all of the variable consideration and the constrained variable consideration will not be recognized as revenues. The Company records an adjustment to revenue for differences between estimated revenues and the amounts ultimately invoiced to the client. Adjustments to revenue during the current period related to services transferred during prior periods were not material during the years ended December 31, 2021, 2020, and 2019.

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

Contract liabilities represent deferred revenues which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation(s) and are included in “Deferred revenues” in the Consolidated Balance Sheet. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the years ended December 31, 2021, 2020, and 2019, included $37.2 million, $33.2 million, and $32.1 million of Deferred revenues from the respective prior years.

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

Uncertain Tax Positions

The Company accounts for uncertain tax positions when it is more likely than not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. As of December 31, 2021, and 2020, the Company’s unrecognized tax benefits were $0.6 million and $0.6 million, respectively. The Company has not recorded any material uncertain tax positions for the year ended December 31, 2021. All the unrecognized tax benefits as of December 31, 2021 would be included in the effective tax rate if recognized in future periods.

The Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. The Company files tax returns in the United States, various states and foreign jurisdictions. With few exceptions, as of December 31, 2021, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2017. The Company is undergoing various U.S. federal, state and non-U.S. tax audits for tax years 2014 through 2020.

The Company has elected to classify interest and penalties as components of tax expense. These amounts were immaterial for the years ended December 31, 2021, 2020 and 2019.

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Financial Accounting Standards Board ASC 480, and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and on the date of issuance and remeasured to fair value at each balance sheet date thereafter.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized in “Changes in fair value of warrant liability” in the Consolidated Statements of Operations and Comprehensive Income (Loss). The fair value of the private placement warrants on the date of issuance and on each measurement date is estimated using a Black-Scholes option pricing model which includes inputs such as the Company’s stock price, exercise price per share, and the number of private placement warrants outstanding. Assumptions used in the model are subjective and require significant judgment, and include implied volatility and the risk-free interest rate. Based on the period of time the public warrants have now been trading, the Company believes that it is also an appropriate method to determine the fair value of the liability classified private placement warrants by approximating the value with the share price of the public warrants at the respective period end, which is inherently less subjective and judgmental given it is based on observable inputs. The Company determined the valuation as of December 31, 2021 taking into consideration that both methods did not result in a materially different valuation.

Other Comprehensive (Loss) Income

The Company’s comprehensive (loss) income includes net income (loss) as well as foreign currency translation adjustments, net of tax. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive (loss) income in stockholders’ equity.

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

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. The amendments in this update are effective for reporting periods that include or are subsequent to March 12, 2020 and must be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. This standard is effective for annual periods beginning after December 15, 2021. Early adoption is permitted. The amendments should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The Company is required to adopt the guidance in the first quarter of fiscal 2023. The Company is currently evaluating the impact of these amendments on its consolidated financial statements.

All other new accounting pronouncements issued, but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

2. Acquisitions

2021 Acquisitions

The Company acquired six businesses during the year ended December 31, 2021. The acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration for each acquired business was allocated to the acquired tangible and intangible assets and liabilities assumed based upon their respective fair values. Assets acquired and liabilities assumed in the business combination were recorded on the Company’s financial statements as of the acquisition date based upon the estimated fair value at such date. The excess of the purchase consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the excess purchase price was based upon preliminary estimates and assumptions and is subject to revision when the Company receives final information. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months. The results of operations of each acquired business has been included in the Consolidated Statements of Operations and Comprehensive Income (Loss) since its respective date of acquisition.

The aggregate purchase price for the acquisitions referenced above was $76.0 million, which includes $42.7 million paid in cash, $19.8 million recorded as contingent consideration liabilities, and $13.5 million recorded as holdback amounts. Contingent consideration payments are determined based on future financial performance and payment obligations (as defined in the applicable purchase agreement) and are recorded at fair value. The maximum potential payment outcome related to the acquisitions is $71.4 million. Holdback amounts are used to withhold a portion of the initial purchase price payment until certain post-closing conditions are satisfied and are typically settled within 24 months of the acquisition. The goodwill related to the acquisitions represented the value paid for the assembled workforce, geographic presence, and expertise. Of the resulting goodwill relating to these acquisitions, $14.3 million is deductible for tax purposes.

The preliminary fair values of the identifiable assets and liabilities of the acquisitions completed during the year ended December 31, 2021, as of the applicable acquisition dates, are as follows:

(in thousands)
Consideration:
Cash	$42,668
Holdback	13,464
Fair value of contingent consideration	19,832
Total consideration	$75,964
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets
Accounts receivable	$12,677
Other assets	4,315
Property and equipment	998
Identifiable intangible assets	35,571
Total assets	53,561
Liabilities
Accounts payable	13,684
Other liabilities	7,522
Total liabilities	21,206
Redeemable noncontrolling interest	1,793
Total identifiable net assets	30,562
Goodwill arising from acquisitions	$45,402

The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. The preliminary fair value and estimated useful lives of the intangible assets acquired are as follows:

(in thousands)	Amount	Weighted Average Useful Life
Client relationships	$27,387	7 years
Trade names	5,084	5 years
Developed technology	3,100	7 years
Total identifiable intangible assets	$35,571

The operating results of the businesses acquired during the year ended December 31, 2021 contributed total revenues of $75.9 million during the year ended December 31, 2021. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of the operations upon acquisition.

During the year ended December 31, 2021, the Company incurred $1.6 million, in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

2020 Acquisitions

The Company acquired five businesses during the year ended December 31, 2020, of which three were sales agencies and two marketing agencies in the United States. The acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration for each acquired business was allocated to the acquired tangible and intangible assets and liabilities assumed based upon their respective fair values. Assets acquired and liabilities assumed in the business combination were recorded on the Company’s financial statements as of the acquisition date based upon the estimated fair value at such date. The excess of the purchase consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the excess purchase price was based upon estimates and assumptions. The results of operations of the business acquired by the Company have been included in the Consolidated Statements of Operations and Comprehensive Income (Loss) since the date of acquisition.

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

During the year ended December 31, 2020, the Company incurred $0.2 million in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Consolidated Statement of Operations and Comprehensive Income (Loss).

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

The fair values of the identifiable assets and liabilities of the acquisitions completed during the year ended December 31, 2019, at the respective acquisition dates, are as follows:

(in thousands)
Consideration
Cash	$10,582
Holdbacks	915
Fair value of contingent consideration	2,519
Total consideration	$14,016
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets
Accounts receivable	$6,853
Other assets	1,390
Identifiable intangible assets	10,400
Total assets	18,643
Liabilities
Total liabilities and noncontrolling liabilities	11,978
Total identifiable net assets	6,665
Goodwill arising from acquisitions	$7,351

(in thousands)	Amount	Weighted Average Useful Life
Client relationships	$7,562	10 years
Trade names	2,838	5 years
Total identifiable intangible assets	$10,400

The operating results of the businesses acquired during the year ended December 31, 2019 contributed total revenues of $17.3 million to the Company in such period. The Company has determined that the presentation of net income or loss from the date of the respective acquisitions is impracticable due to the integration of the operations upon acquisition.

During the year ended December 31, 2019, the Company incurred $0.4 million in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Supplemental Pro Forma Information (unaudited)

Supplemental information on an unaudited pro forma basis, presented as if the acquisitions executed during the period from January 1, 2019 to March 1, 2022 had been consummated as of the beginning of the comparative prior period, is as follows:

	Year Ended December 31,
	2021	2020	2019
(in thousands, except per share data)
Revenues	$3,717,270	$3,339,221	$3,869,643
Net income (loss)	$56,570	$(168,954)	$(12,696)

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, the pro forma impact of transaction costs which consisted of legal, advisory and due diligence fees and expenses, and the pro forma tax effect of the pro forma adjustments for the years ended December 31, 2021, 2020, and 2019. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisitions been consummated during the periods for which pro forma information is presented.

3. Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2021 and 2020, are as follows:

	Sales	Marketing	Total
(in thousands)
Balance at January 1, 2020	$1,438,340	$678,356	$2,116,696
Acquisitions	20,788	22,605	43,393
Foreign exchange translation effects	3,250	—	3,250
Balance at December 31, 2020	$1,462,378	$700,961	$2,163,339
Acquisitions	32,087	13,315	45,402
Measurement period adjustments	179	(1,043)	(864)
Foreign exchange translation effects	(1,873)	—	(1,873)
Balance at December 31, 2021	$1,492,771	$713,233	$2,206,004

Accumulated impairment losses to goodwill were $652.0 million as of December 31, 2021 and 2020, respectively.

The following tables set forth information for intangible assets:

		December 31, 2021
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges(1)	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,480,167	$1,158,732	$—	$1,321,435
Trade names	8 years	138,206	78,355	—	59,851
Developed technology	5 years	13,260	8,206	—	5,054
Covenant not to compete	5 years	6,100	4,926	—	1,174
Total finite-lived intangible assets		2,637,733	1,250,219	—	1,387,514
Indefinite-lived intangible assets:
Trade names		1,480,000	—	580,000	900,000
Total other intangible assets		$4,117,733	$1,250,219	$580,000	$2,287,514

		December 31, 2020
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,455,360	$977,140	$—	$1,478,220
Trade names	8 years	134,220	66,209	—	68,011
Developed technology	5 years	10,160	5,989	—	4,171
Covenant not to compete	5 years	6,100	3,706	—	2,394
Total finite-lived intangible assets		2,605,840	1,053,044	—	1,552,796
Indefinite-lived intangible assets:
Trade names		1,480,000	—	580,000	900,000
Total other intangible assets		$4,085,840	$1,053,044	$580,000	$2,452,796

As of December 31, 2021, estimated future amortization expenses of the Company’s existing intangible assets are as follows:

(in thousands)

2022	$198,664
2023	195,150
2024	193,766
2025	187,693
2026	183,838
Thereafter	428,403
Total amortization expense	$1,387,514

The Company records all intangible assets at their respective fair values and assesses the estimated useful lives of the assets at the time of acquisition. Client relationships were valued using the multi-period excess earnings method under the income approach. The values of client relationships are generally regarded as the estimated economic benefit derived from the incremental revenues and related cash flow as a direct result of the client relationships in place versus having to replicate them. Further, the Company evaluated the legal, regulatory, contractual, competitive, economic or other factors in determining the useful life. Trade names were valued using the relief-from-royalty method under the income approach. This method relies on the premise that, in lieu of ownership, a company would be willing to pay a royalty to obtain access to the use and benefits of the trade names. The Company has considered its sales and marketing trade names related to the 2014 Topco Acquisition to be indefinite, as there is no foreseeable limit on the period of time over which such trade names are expected to contribute to the cash flows of the reporting entity. Further, the Company evaluated legal, regulatory, contractual, competitive, economic and other factors in determining the useful life.

In connection with the acquisitions during the years ended December 31, 2021 and 2020, the Company recorded intangible assets of $35.6 million and $42.5 million, respectively. Amortization expenses included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019 were $198.9 million, $191.2 million, and $189.9 million, respectively.

No impairment related to the Company’s intangible assets was recorded for the years ended December 31, 2021, 2020, and 2019.

4. Prepaid and Other Assets

Prepaid and other current assets consist of the following:

	December 31,
(in thousands)	2021	2020
Inventory and supplies	$70,704	$44,185
Prepaid expenses	41,165	31,792
Miscellaneous receivables	5,747	9,244
Income Taxes	4,968	11,006
Workers' compensation receivables	803	881
Interest rate caps	—	1,824
Other current assets	2,613	6,711
Total prepaid expenses and other current assets	$126,000	$105,643

	December 31,
(in thousands)	2021	2020
Operating lease right-of-use assets	$47,487	$49,773
Interest rate caps	10,164	—
Deposits	4,858	6,986
Workers' compensation receivable	4,008	4,400
Other long-term assets	1,065	4,807
Total other assets	$67,582	$65,966

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

5. Property and Equipment

Property and equipment consist of the following:

	December 31
(in thousands)	2021	2020
Software	$115,093	$106,250
Computer hardware	58,762	69,428
Leasehold improvements	17,286	32,584
Furniture, fixtures, and other	10,092	16,736
Total property and equipment	201,233	224,998
Less: accumulated depreciation	(137,537)	(144,982)
Total property and equipment, net	$63,696	$80,016

Depreciation expense was $41.1 million, $45.1 million, and $42.7 million related to property and equipment for the years ended December 31, 2021, 2020, and 2019, respectively.

The Company commenced a plan to strategically exit certain offices during the year ended December 31, 2020. In enacting the plan, the Company recognized $21.1 million of loss primarily related to disposal of property and equipment from abandoning several office leases for the year ended December 31, 2020.

6. Other Liabilities

Other accrued expenses consist of the following:

	December 31,
	2021	2020
(in thousands)
Contingent consideration	$41,522	$10,733
Operating lease liability	20,415	20,894
Interest rate caps and accrued interest payable	19,922	25,266
Rebates due to retailers	17,396	11,246
Holdbacks	15,564	5,764
Client deposits	13,623	10,706
Client refunds related to the Take 5 Matter	9,424	9,417
Employee medical self-insurance reserves	8,161	8,759
General liability insurance reserve	7,131	4,918
Taxes	5,357	6,602
Note payable related to contingent consideration	—	4,048
Other accrued expenses	5,618	3,405
Total other accrued expenses	$164,133	$121,758

Other long-term liabilities consist of the following:

	December 31,
	2021	2020
(in thousands)
Operating lease liability	$40,444	$44,737
Workers' compensation	31,401	30,552
Contingent consideration	16,844	35,168
Deferred employer social security taxes	—	24,034
Other long-term liabilities	3,529	7,419
Total other long-term liabilities	$92,218	$141,910

Under the workers’ compensation programs, the estimated liability for claims incurred but unpaid at December 31, 2021 and 2020 were $57.7 million and $56.2 million, respectively. These amounts include reported claims as well as claims incurred but not reported. As of December 31, 2021, $26.3 million and $31.4 million of this liability was included in the “Accrued compensation and benefits” and “Other long-term liabilities” in the Consolidated Balance Sheets, respectively. As of December 31, 2020, $25.6 million and $30.6 million of this liability was included in the “Accrued compensation and benefits” and “Other long-term liabilities” in the Consolidated Balance Sheets, respectively. In connection with its deductible limits, the Company has standby letters-of-credit as of December 31, 2021 and 2020 in the amount of $54.8 million and $60.7 million, respectively, and $10.0 million and $7.5 million surety bond as of such years supporting the estimated unpaid claim liabilities.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (as further described in Note 16, Income Taxes) provides for deferred payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. The Company began deferring payment of the employer share of the security taxes in April 2020. During the year ended December 31, 2021, the Company repaid $24.0 million and $24.0 million of the remaining liability was included in the “Accounts payable” in the Consolidated Balance Sheets as of December 31, 2021.

Contingent Consideration Liabilities

Each reporting period, the Company measures the fair value of its contingent liabilities by evaluating the significant unobservable inputs and probability weightings using Monte Carlo simulations. Any resulting decreases or increases in the fair value result in a corresponding gain or loss reported in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss). The Company has reassessed the fair value of contingent consideration, noting that as of December 31, 2021, projected EBITDA related to acquisitions, which was anticipated to contribute to measurement period EBITDA, was higher than expected. This reassessment resulted in a fair value adjustment of a $4.6 million loss that was included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss). The

remaining change in fair value for the year ended December 31, 2021 was due to present value accretion that was included in “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2021, the maximum potential payment outcomes were $283.0 million.

The Company had unsecured loan notes in aggregate of $4.0 million outstanding as of December 31, 2020 to settle contingent considerations related to 2017 sales acquisitions, which was included in “Other accrued expenses” in the Consolidated Balance Sheets.

The following table summarizes the changes in the carrying value of the contingent consideration liabilities:

	December 31,
(in thousands)	2021	2020
Beginning of the period	$45,901	$47,649
Fair value of acquisitions	19,832	14,766
Changes in fair value	5,763	9,971
Payments	(11,949)	(21,875)
Note issuance for settlements	—	(4,048)
Measurement period adjustments	(1,181)	—
Foreign exchange translation effects	—	(562)
End of the period	$58,366	$45,901

7. Debt

	December 31,
(in thousands)	2021	2020
Term Loan Facility	$1,311,750	$1,325,000
Notes	775,000	775,000
Revolving Credit Facility	—	50,000
Government loans for COVID-19 relief	5,212	2,907
Notes payable and deferred obligations	1,113	711
	2,093,075	2,153,618
Less: current portion	14,397	63,745
Less: debt issuance costs	49,796	60,545
Long-term debt, net of current portion	$2,028,882	$2,029,328

Senior Secured Credit Facilities

In connection with the consummation of the Transactions, Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company (the “Borrower”), entered into (i) a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $400.0 million, subject to borrowing base capacity (as amended and/or restated from time to time, the “Revolving Credit Facility”) and (ii) a secured first lien term loan credit facility in an aggregate principal amount of $1.325 billion (as amended and/or/restated from time to time, the “Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”).

Revolving Credit Facility

The Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $400.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under the Revolving Credit Facility then in effect. Loans under the Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A. (“Bank of America”), will act as administrative agent and ABL Collateral Agent. The Revolving Credit Facility matures five years after the date the Company enters into the Company's Revolving Credit Facility. The Borrower may use borrowings under the Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments.

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

The Borrower’s obligations under the Revolving Credit Facility are guaranteed by Karman Intermediate Corp. (“Holdings”) and all of the Borrower’s direct and indirect wholly owned material U.S. subsidiaries (subject to certain permitted exceptions) and Canadian subsidiaries (subject to certain permitted exceptions, including exceptions based on immateriality thresholders of aggregate assets and revenues of Canadian subsidiaries) (the “Guarantors”). The Revolving Credit Facility is secured by a lien on substantially all of Holdings’, the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The Revolving Credit Facility has a first-priority lien on the current asset collateral and a second-priority lien on security interests in the fixed asset collateral (second in priority to the liens securing the Notes and the Term Loan Facility discussed below), in each case, subject to other permitted liens.

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

On October 28, 2021, the Borrower and Holdings also entered into the First Amendment to ABL Revolving Credit Agreement (the “ABL Amendment”), which amended the ABL Revolving Credit Agreement, dated October 28, 2020, by and among the Borrower, Holdings, the lenders from time to time party thereto and Bank of America, as administrative agent. The ABL Amendment was entered into by the Borrower to amend certain terms and provisions, including (i) reducing the interest rate floor for Eurocurrency rate loans from 0.50% to 0.00% and base rate loans from 1.50% to 1.00%, and (ii) updating the provisions by which U.S. Dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark to reflect the most recent standards and practices used in the industry. The ABL amendment was deemed to be a modification of the revolving credit facility for accounting purposes.

Term Loan Facility

The Term Loan Facility consists of a term loan credit facility denominated in U.S. dollars in an aggregate principal amount of $1.325 billion. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount. Borrowings will bear interest at a floating rate, which can be either an adjusted Eurodollar rate plus an applicable margin or, at the Borrower’s option, a base rate plus an applicable margin. The applicable margins for the Term Loan Facility are 5.25% with respect to Eurodollar rate borrowings and 4.25% with respect to base rate borrowings.

The Borrower may voluntarily prepay loans or reduce commitments under the Term Loan Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (other than a 1.00% premium on any prepayment in connection with a repricing transaction prior to the date that is twelve months after the date the Company entered into the Term Loan Facility on October 28, 2020).

The Borrower will be required to prepay the Term Loan Facility with 100% of the net cash proceeds of certain asset sales (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios) and subject to certain reinvestment rights, 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios). The Borrower was not required to make any excess cash flow payment for the year ended December 31, 2020, and the Borrower did not make any other mandatory or voluntary prepayments of the Term Loan Facility for the year ended December 31, 2021.

The Borrower’s obligations under the Term Loan Facility are guaranteed by Holdings and the Guarantors. The Term Loan Facility is secured by a lien on substantially all of Holdings’, the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The Term Loan Facility has a first- priority lien on the fixed asset collateral (equal in priority with the liens securing the Notes) and a second-priority lien on the current asset collateral (second in priority to the liens securing the Revolving Credit Facility), in each case, subject to other permitted liens.

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

On October 28, 2021 (the “First Lien Amendment Effective Date”), the Borrower, together Holdings and certain of the Borrower’s subsidiaries, entered into Amendment No. 1 to the First Lien Credit Agreement (the “First Lien Amendment”), which amended the Term Loan Facility, dated October 28, 2020, by and among the Borrower, Holdings, Bank of America, as administrative agent and collateral agent, each lender party from time to time thereto, and the other parties thereto. The First Lien Amendment was entered into by the Borrower to reduce the applicable interest rate on the term loan to 5.25% per annum. Additional terms and provisions amended include (i) resetting the period for six months following the First Lien Amendment Effective Date in which a 1.00% prepayment premium shall apply to any prepayment of the term loan in connection with certain repricing events, and (ii) updating the provisions by which U.S. Dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark to reflect the most recent standards and practices used in the industry. The First Lien Amendment was deemed to be a modification of the term loan facility for accounting purposes. In connection with the First Lien Amendment, the Company incurred $2.3 million of third-party fees and expenses and recognized $1.5 million of non-cash expense on the extinguishment of debt from write off of unamortized debt issuance costs which were recorded in "Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss) during the year ended December 31, 2021.

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

Government Loans for COVID-19 Relief

On May 25, 2020, a majority owned subsidiary of the Company operating in Japan entered into two loan agreements with a bank lender pursuant to a local government loan program. Subsequently, one of the loans was refinanced on October 26, 2020. No loss on extinguishment of debt was recognized. The loans, which includes the loan that was refinanced on October 26, 2020, bear interest rates of 1.82% and 1.83% per annum with maturity dates of May 27, 2029 and October 27, 2029, respectively, and the amounts under the loans will be repayable to the lender in monthly installments.

On December 28, 2021, the same subsidiary entered into a loan agreement from the bank lender pursuant to a local government loan program. The purpose of the loan is to use the borrowed funds for working capital and to fund the anticipated recovery of business operations from the COVID-19 pandemic. The loan bears interest rate of 0.35% per annum until December 24, 2024, at which time the loan will bear an interest rate of 1.25% until the maturity date of December 31, 2036.

As of December 31, 2021 and 2020, the Company had aggregate principal amounts of $5.2 million and $2.9 million borrowings outstanding, respectively, associated with government loan programs for relief associated with the COVID-19 pandemic.

Debt Maturities

Future minimum principal payments on long-term debt are as follows:

(in thousands)
2022	$14,397
2023	13,669
2024	13,649
2025	13,869
2026	13,872
Thereafter	2,023,619
Total future minimum principal payments	$2,093,075

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

All operating lease expenses are recognized on a straight-line basis over the lease term as a component of “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss). Payments under the Company’s lease arrangements are primarily fixed. However, certain lease agreements contain variable costs, which are expensed as incurred and not included in the calculation of the Company’s right-of-use assets and related liabilities for those leases. These costs typically include real estate taxes, common area maintenance and utilities for which the Company is obligated to pay under the terms of those leases.

During the years ended December 31, 2021, 2020, and 2019, the Company expensed approximately $28.7 million, $44.2 million, and $53.5 million, respectively, of total operating lease costs, which includes $4.6 million, $6.6 million, and $8.5 million of variable lease costs, respectively.

Beginning in mid-March of 2020, in response to the COVID-19 pandemic, the Company established a global work from home policy. A significant portion of the Company’s office-based workforce temporarily transitioned to working from home and the Company commenced a plan to strategically exit certain offices during the year ended December 31, 2020. Based on a number of factors, the Company concluded that this strategic initiative did not result in a triggering event that would indicate that the Company’s related asset groups may not be recoverable as of December 31, 2020. In enacting the plan, the Company abandoned several office leases prior to reaching termination agreements with its landlords, and as a result, adjusted the useful life of these asset to reflect the remaining expected use. The reduction to the right-of use assets and liabilities related to these leases for the year ended December 31, 2021 was $5.7 million and $7.6 million, respectively, resulting in an additional lease gain of $1.9 million. The reduction to the right-of use assets and liabilities related to these leases for the year ended December 31, 2020 was $41.8 million and $42.6 million, respectively, resulting in an additional lease gain of $0.8 million. Additionally, the Company paid $6.8 million and $18.0 million in termination fees for the years ended December 31, 2021 and 2020, respectively, which were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company’s right-of-use assets and lease liabilities for operating leases as of December 31, 2021 and 2020 were as follows:

		December 31,
(in thousands)	Classification	2021	2020
Assets
Operating lease right-of-use assets	Other assets	$47,487	$49,772
Liabilities
Current operating lease liabilities	Other accrued expenses	20,415	20,894
Noncurrent operating lease liabilities	Other long-term liabilities	40,444	44,737
Total lease liabilities		$60,859	$65,631

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. In determining its incremental borrowing rate, the Company reviewed the terms of its leases, its credit facilities, and other factors.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Cash paid for operating lease liabilities	$25,022	42,670	32,229
Right-of-use assets obtained in exchange for new operating lease obligations	19,869	7,496	40,536
Weighted-average remaining lease term	4.1	4.7	4.4
Weighted-average discount rate	7.7%	9.8%	10.0%

Maturities of lease liabilities as of December 31, 2021 were as follows:

(in thousands)
2022	$22,551
2023	16,529
2024	12,264
2025	8,607
2026	6,048
Thereafter	5,107
Total lease payments	$71,106
Less imputed interest	(10,247)
Present value of lease liabilities	$60,859

The Company has additional operating leases for real estate of $10.0 million which have not commenced as of December 31, 2021, and as such, have not been recognized on the Company’s Consolidated Balance Sheet. These operating leases commence in 2022.

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

As of December 31, 2021, and 2020, the Company’s interest rate derivatives and forward contracts are Level 2 assets and liabilities with the related fair values based on third-party pricing service models. These models use discounted cash flows that utilize market-based forward swap curves commensurate with the terms of the underlying instruments.

As of December 31, 2021, and 2020, the contingent consideration liabilities are Level 3 assets and liabilities with the related fair values based on the significant unobservable inputs and probability weightings in using the income approach.

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

	December 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$10,164	$—	$10,164	$—
Total assets measured at fair value	$10,164	$—	$10,164	$—
Liabilities measured at fair value
Derivative financial instruments	$385	$—	$385	$—
Warrant liability	22,189	—	—	22,189
Contingent consideration liabilities	58,366	—	—	58,366
Total liabilities measured at fair value	$80,940	$—	$385	$80,555

	December 31, 2020
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$1,824	$—	$1,824	$—
Total assets measured at fair value	$1,824	$—	$1,824	$—
Liabilities measured at fair value
Derivative financial instruments	$1,882	$—	$1,882	$—
Warrant liability	21,234	—	—	21,234
Contingent consideration liabilities	45,901	—	—	45,901
Total liabilities measured at fair value	$69,017	$—	$1,882	$67,135

Interest Rate Cap Agreements

As of December 31, 2021, and 2020, the Company had interest rate cap contracts with an aggregate notional value of principals of $2.2 billion from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. As of December 31, 2021, the aggregate fair value of the Company’s outstanding interest rate caps represented an outstanding net asset of $10.2 million and an outstanding net liability of $0.4 million. As of December 31, 2020, the aggregate fair value of the Company’s outstanding interest rate caps represented an outstanding net asset of $1.8 million and an outstanding net liability of $1.9 million.

As of December 31, 2021, $10.2 million and $0.4 million of the Company’s fair value of outstanding interest rate caps were included in “Prepaid expenses and other current assets” and “Other accrued expenses” in the Consolidated Balance Sheets, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2020, $1.8 million, $1.0 million, and $0.9 million of the Company’s fair value of outstanding interest rate caps were included in “Prepaid expenses and other current assets,” “Other accrued expenses,” and “Other long-term liabilities” in the Consolidated Balance Sheets, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

During the years ended December 31, 2021, 2020, and 2019, the Company recognized interest income of $8.3 million, interest expense of $0.4 million and interest expense of $2.7 million, respectively, related to changes in the fair value of its derivative instruments, respectively.

Warrant Liability

The estimated fair value of the liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 3 financial instrument. The warrant liability is stated at fair value at each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Income (Loss) until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

On October 28, 2020, the Company recorded the initial warrant liability of the private placement warrants of $7.9 million. Subsequently, the warrant liability was remeasured to fair value with adjustment of $1.0 million and $13.4 million reflected in “Change in fair value of warrant liability” in the Consolidated Statements of Operations and Comprehensive Income (Loss) during the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021, and 2020, 7,333,333 private placement warrants remained outstanding at fair value of $22.2 million and $21.2 million, respectively.

The fair value of the warrants on the date of issuance and on each remeasurement date of those warrants classified as liabilities is estimated using the Black-Scholes option pricing model using the following inputs and assumptions:

	December 31
	2021	2020
Fair value warrants per share	$3.03	$2.90
Share price	$8.02	$13.17
Exercise price per share	$11.50	$11.50
Expected term (years)	3.8	4.8
Expected volatility	63.0%	17.0%
Risk-free interest rate	1.1%	0.4%
Dividend yield	0.0%	0.0%

Long-term Debt

The following table sets forth the carrying values and fair values of the Company’s financial liabilities measured on a non-recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2021
Term Loan Credit Facility	$1,311,750	$1,406,552
Notes	775,000	894,611
Government loans for COVID-19 relief	5,212	5,615
Notes payable and deferred obligations	1,113	1,113
Total long-term debt	$2,093,075	$2,307,891

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2020
Term Loan Credit Facility	$1,325,000	$1,447,993
Notes	775,000	884,826
Revolving Credit Facility	50,000	50,000
Government loans for COVID-19 relief	2,907	2,907
Notes payable and deferred obligations	711	711
Total long-term debt	$2,153,618	$2,386,437

10. Investments

Investments in Unconsolidated Affiliates

The Company’s significant equity investments primarily consist of Global Smollan Holdings (25% ownership), Smollan Holding Proprietary Limited (25% ownership), Partnership SPV 1 Limited (12.5% ownership), and Ceuta Holding Limited (8.8% ownership). Income from the Company’s equity method investments, included in “Cost of revenues” in the Consolidated Statements of Operations and Comprehensive Income (Loss), was $10.3 million, $5.1 million, and $4.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company’s proportionate share in their net assets at December 31, 2021, and 2020 were $118.0 million and $107.7 million, respectively. The Company’s equity method investments are not material to the Company’s results of operations or financial position; therefore, no summarized financial information for the Company’s unconsolidated subsidiaries has been presented.

The Company holds 9.9% of the outstanding common shares of a subsidiary of a Japanese supermarket chain (“ATV”). The Company has no substantial influence over ATV. The Company elected the measurement alternative to value this equity investment without a readily determinable fair value. The Company will continue to apply the alternative measurement guidance until this investment does not qualify to be so measured. The carrying value of the investment was $7.1 million and $7.9 million as of December 31, 2021 and 2020, respectively.

11. Stock Based Compensation and Other Benefit Plans

The Company has issued nonqualified stock options, RSUs (as defined below), and PSUs (as defined below) under the Advantage Solutions Inc. 2020 Incentive Award Plan (the “Plan”). As of December 31, 2021, the number of nonqualified stock options outstanding was immaterial. The Company’s RSUs and PSUs, as described below, are expensed and reported as non-vested shares. The Company recognized stock-based compensation expense of $39.4 million for the year ended December 31, 2021. The related deferred tax benefit for stock-based compensation recognized was $6.6 million for the year ended December 31, 2021.

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

The fair value of PSU grants was equal to the closing price of the Company's stock on the date of the applicable grant. The maximum potential expense if the Maximum Goals were met for these awards has been provided in the table below.

Recognition of expense associated with performance-based stock is not permitted until achievement of the performance targets are probable of occurring.

(in thousands, except share and per share data) Performance Period	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Fair Value per Share	Maximum Potential Expense to be Recognized	Maximum Potential Remaining Expense to be Recognized
January 1, 2021— December 31, 2021	1,304,540	2,609,079	3,913,619	$13.07	$51,134	$34,808

The following table summarizes the PSU activity for the year ended December 31, 2021:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	—	$—
Granted	2,758,674	$13.08
Forfeited	149,595	$13.33
Outstanding at December 31, 2021	2,609,079	$13.07

Restricted Stock Units

Restricted stock units (“RSUs”) are subject to the recipient’s continued service to the Company. The RSUs are generally scheduled to vest over three years and are subject to the provisions of the agreement under the Plan.

During the year ended December 31, 2021, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	—	$—
Granted	3,938,903	10.79
Vested	41,424	13.22
Forfeited	236,926	12.63
Outstanding at December 31, 2021	$3,660,553	$10.64

As of December 31, 2021, the total remaining unrecognized compensation cost related to RSUs amounted to $22.4 million, which will be amortized over the weighted-average remaining requisite service periods of 2.1 years.

Common Series C Units and C-2 Units

The Limited Partnership Agreement allows profits interests in Topco to be granted to directors, officers, employees, and consultants of Topco and its subsidiaries. The performance-based profits interests (“Common Series C Units”) are subject to certain vesting requirements, as described below.

Common Series C Units were granted at no cost to employees of the Company. As the result of an amendment and restatement of the Limited Partnership Agreement, on March 15, 2018, 75% of all Common Series C Units awards are subject to vesting over four fiscal years from their respective issuance date. The remaining 25% of the units vest if and when Topco’s private equity sponsors as of the date of the 2014 Topco Acquisition realize a pre-tax internal rate of return of 20% compounded annually with respect to the Common Series A Units of Topco held by such sponsors. To the extent the Common Series C Units vest, such units may still be forfeited as a result of termination of the employment of the applicable holders or upon a non-qualifying exit event. Certain awards vest over the remaining initial four-year term, subject to the employee’s continued employment. In addition, certain Common Series C Units were issued in connection with the Daymon Acquisition to Daymon employees, certain of which are deemed to be vested upon issuance, and certain on which vest in four installments on each of the first four anniversaries following the completion of the Daymon Acquisition, subject to such employee’s continued employment with the Company. The Limited Partnership Agreement also authorizes Topco to issue 35,000 Common Series C-2 Units to employees of the Company, which are deemed to be vested upon issuance and subject to substantially similar forfeiture provisions as the Common Series C Units, including forfeiture upon certain terminations of employment with the Company of the applicable holders or a non-qualifying exit event.

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

The following weighted average assumptions were used in determining the fair value of Common Series C Unit grants made during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Grant date fair value	$201.25	$37.90
Dividend yield	0.0%	0.0%
Expected volatility	75.3%	41.2%
Risk-free interest rate	0.2%	2.5%
Lack of marketability discount	30.5%	31.3%
Expected term (years)	1.0	1.0

The following weighted average assumptions were used in determining the fair value of Common Series C-2 Unit grants made during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Grant date fair value	$223.00	$284.00
Dividend yield	0.0%	0.0%
Yield test probability	23.3%	39.0%
Cost of equity capital	11.8%	11.1%
Expected term (years)	1.0	2.0

Topco has the option to repurchase Common Series C Units for cash.

The following table summarizes the activity in the Common Series C Units:

	Year Ended December 31,
	2021	2020	2019
Beginning of the period	172,026	174,190	156,975
Grants	—	2,900	21,953
Forfeitures	(5,236)	(5,064)	(4,738)
End of the period	166,790	172,026	174,190

The following table summarizes the activity in the Common Series C-2 Units:

	Year Ended December 31,
	2021	2020	2019
Beginning of the period	32,275	33,400	33,525
Grants	—	2,500	1,425
Forfeitures	(2,400)	(3,625)	(1,550)
End of the period	29,875	32,275	33,400

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

Common Series D Units

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

The Company measures the fair value of the Common Series D Units quarterly throughout the five-year vesting period and recognizes this cost ratably over the vesting period. There were no grants during the years ended December 31, 2021, 2020, and 2019. The OPM was used to estimate the Common Series D Units fair value of $300 as of the grant date. The expected share price volatility is based on the average of the historical volatility of comparable public companies. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant over the expected term. The Company did not use a dividend yield as it has not historically paid distributions. The fair value of these units at the end of each measurement period were $143, $644, and $184 per unit as of December 31, 2021, 2020, and 2019. Since the Common Series D Units that were issued under the Limited Partnership Agreement were for interests in Topco, which is outside of the consolidated group, the value of the profits interests were marked to market at each of the Company’s reporting periods.

The following assumptions were used in determining the fair value of Common Series D Units:

	Year Ended December 31,
	2021	2020	2019
Grant date fair value	$300.00	$300.00	$300.00
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	39.0%	48.0%	44.0%
Risk-free interest rate	0.3%	0.1%	1.6%
Lack of marketability discount	25.0%	23.0%	26.0%
Expected term (years)	0.8	1.0	1.0

On December 31, 2021, there were 30,000 Common Series D Units outstanding. During the years ended December 31, 2021, 2020, and 2019, the Company recorded equity-based compensation expense of $15.0 million, $13.8 million, and $1.3 million, respectively, included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Stock Options

In October 2020, the Company adopted the Plan, which provides for the issuance of qualified and non-qualified stock options to officers, directors, employees and other qualified persons. The Plan is administered by the board of directors of the Company or a committee appointed by the board of directors. A total of 261,324 non-qualified stock options were granted during the year ended December 31, 2021 and remained outstanding as of December 31, 2021, with a weighted average exercise price of $9.20.

Stock-based compensation costs related to stock options granted to employees are measured at the date of grant based on the estimated fair value of the award, net of estimated forfeitures. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The Company recognizes compensation costs for awards with service vesting conditions on an accelerated method under the graded vesting method over the requisite service period of the award, which is generally the vesting term of three years.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of stock-based awards. The assumptions used in the Company's option-pricing model represent management’s best estimates. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment, so that they are inherently subjective. If factors change and different assumptions are used, the Company's stock-based compensation expense could be materially different in the future. These assumptions are estimated as follows:

•	Fair Value of Common Stock. Represents the publicly quoted price as the fair value of ADV common stock.

•

Risk-Free Interest Rate. The Company based the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term of the options for each option group.

•

Expected Term. The expected term represents the period that the stock-based awards are expected to be outstanding. Because of the limitations on the sale or transfer or the Company's common stock as a previously privately held company, the Company does not believe its historical exercise pattern for similar awards is indicative of the pattern the Company will experience as a publicly traded company. Management has consequently used the Staff Accounting Bulletin, or SAB 110, Simplified Method to calculate the expected term, which is the average of the contractual term and vesting period. The Company plans to continue to use the SAB 110 Simplified Method until the Company has sufficient trading history as a publicly traded company.

•

Volatility. Management determined the price volatility factor based on the historical volatilities of a relevant peer group as the Company did not have a sufficient trading history of common stock. Industry peers consist of several public companies that provide similar services with comparable characteristics including enterprise value, risk profiles and position within the industry. The Company intends to continue to consistently apply this process using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the Company's own common stock share price becomes available, or unless circumstances change such that the identified companies are no longer similar, in which case, more suitable companies whose share prices are publicly available would be utilized in the calculation.

•	Dividend Yield. The expected dividend assumption is based on expectations about the Company's anticipated dividend policy. The Company currently does not expect to issue any dividends.

In addition to assumptions used in the Black-Scholes option-pricing model, the Company must also estimate a forfeiture rate to calculate the stock-based compensation for the Company's awards. The Company will continue to use judgment in evaluating the assumptions related to the Company's stock-based compensation on a prospective basis. As the Company continue to accumulate additional data, the Company may have refinements to the Company's estimates, which could materially impact the Company's future stock-based compensation expense.

The fair value of the employee stock options was estimated using the following assumptions for the periods presented:

Year Ended December 31,
2021
Grant date fair value	$9.20
Dividend yield	0.0%
Expected volatility	28.7%
Risk-free interest rate	1.1%
Expected term (years)	6.5

As of December 31, 2021, the Company had approximately $0.4 million of total unrecognized compensation expense related to stock options, net of related forfeiture estimates, which the Company expects to recognize over a weighted-average period of approximately 2 years. The intrinsic value of all outstanding options as of December 31, 2021 was zero based on the market price of the Company's common stock of $8.02 per share.

Employee Stock Purchase Plan

In October 2020, the board of directors adopted, and the stockholders subsequently approved, the 2020 Employee Stock Purchase Plan, as amended (the “ESPP”). The Board has delegated concurrent authority to administer the ESPP to the Compensation Committee under the terms of the Compensation Committee’s charter.

Employees, may have to satisfy one or more of the following service requirements before participating in the ESPP, as determined by the administrator: (a) customary employment with the Company for more than 20 hours per week and more than five months per calendar year, or (b) continuous employment with the Company for a minimum period of time, not to exceed two years, prior to the first date of an offering. An employee may not be granted rights to purchase stock under the ESPP if such employee (x) immediately after the grant would own stock possessing five percent or more of the total combined voting power or value of the common stock, exceeds $25,000 of fair market value of such stock. Additionally, “highly compensated employees” may not be granted rights to purchase stock under the ESPP. This includes individuals with compensation above a specified level, who is an officer and/or is subject to the disclosure requirements of Section 16(a) of the Exchange Act.

The administrator may approve offerings with a duration of not more than 27 months, and may specify one or more shorter purchase periods within each offering (“Offering Period”). Each offering will have one or more purchase dates on which shares of the common stock will be purchased for the employees who are participating in the offering. The administrator, in its discretion, will determine the terms of offerings under the ESPP.

The ESPP permits participants to purchase shares of the common stock through payroll deductions with up to 15% of their earnings. The purchase price of the shares will not be less than 85% of the lower of the fair market value of the common stock on the first day of an offering or on the date of purchase. Payroll deductions shall be equal to at least one percent (1%) of the participant’s compensation as of each payday of the Offering Period following the Enrollment Date, but not more than the lesser of fifteen percent (15%) of the participant’s compensation as of each payday of the Offering Period following the Enrollment Date or $25,000 per offering period.

A participant may not transfer purchase rights under the ESPP other than by will, the laws of descent and distribution or as otherwise provided under the ESPP.

In the event of a specified corporate transaction, such as the merger or change in control, a successor corporation may assume, continue or substitute each outstanding purchase right. If the successor corporation does not assume, continue or substitute for the outstanding purchase rights, the offering in progress will be shortened and a new exercise date will be set. The participants’ purchase rights will be exercised on the new exercise date and such purchase rights will terminate immediately thereafter.

The ESPP will remain in effect until terminated by the administrator in accordance with the terms of the ESPP. The board of directors has the authority to amend, suspend or terminate the ESPP, at any time and for any reason.

Employee Benefit Plans

The Company sponsors 401(k) plans for certain employees who meet specified age and length of service requirements. The 401(k) plans include a deferral feature under which employees may elect to defer a portion of their salary, subject to Internal Revenue Service limitations. The Company provides a matching contribution based on a percentage of participating employees’ salaries and contributions made. Total contributions to the plan for the years ended December 31, 2021, 2020, and 2019 were $12.5 million, $10.8 million, and $13.9 million, respectively.

12. Equity

Class A Common Stock—The Company is authorized to issue 3,290,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At December 31, 2021, there were 316,963,552 shares of Class A common stock legally issued and outstanding, including 5,000,000 Performance Shares issued to Topco at the Closing, which were subject to vesting upon satisfaction of a market performance condition after the Closing. Such performance shares vested on January 15, 2021 when the market performance condition was satisfied. Topco did not have the right to vote the Performance Shares until the vesting condition for the Performance Shares was achieved.

Preferred stock—The Company is authorized to issue 10,000,000 preferred stock with no par value of $0.0001 per share. At December 31, 2021 and 2020, there is no preferred stock issued or outstanding.

Common stock held in treasury, at cost— On November 9, 2021, the Company announced that the board of directors authorized a new share repurchase program (the “2021 Share Repurchase Program”) pursuant to which the Company may repurchase up to $100 million of the Company’s Class A common stock.

The 2021 Share Repurchase Program does not have an expiration date, but provides for suspension or discontinuation at any time. The 2021 Share Repurchase Program permits the repurchase of the Company’s Class A common stock on the open market and in other means from time to time. The timing and amount of any share repurchase is subject to prevailing market conditions, relevant securities laws and other considerations, and the Company is under no obligation to repurchase any specific number of shares.

During the fourth quarter of 2021, the Company executed open market purchases of $12.6 million of the Company’s Class A common stock under the 2021 Share Repurchase Program. As a result of repurchases during the year ended December 31, 2021, there remains $87.4 million of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2021.

Warrants—As of December 31, 2021, 11,244,988 public warrants were outstanding. Each whole warrant entitles the holder to purchase one whole share of the Company’s Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Warrants may only be exercised for a whole number of shares of Class A common stock. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants became exercisable 30 days after the completion of the Merger. The warrants will expire five years after the completion of the Merger, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

As of December 31, 2021, 7,333,333 private placement warrants were outstanding. The private placement warrants are identical to the public warrants, except that the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants were not transferable, assignable or salable until 30 days after the completion of the Merger, subject to certain limited exceptions. Additionally, the private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial stockholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

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

13. Earnings Per Share

The Company calculates earnings per share using a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted-average shares of common stock outstanding without the consideration for potential dilutive shares of common stock. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding performance stock units, restricted stock units, public and private placement warrants, the employee stock purchase plan and stock options.

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

The following is a reconciliation of basic and diluted net income (loss) per common share:

	Year Ended December 31,
(in thousands, except share and earnings per share data)	2021	2020	2019
Basic earnings per share computation:
Numerator:
Net income (loss) attributable to stockholders of Advantage Solutions Inc.	$54,494	$(175,806)	$(21,172)
Denominator:
Weighted average common shares - basic	318,198,860	223,227,833	203,750,000
Basic earnings (loss) per common share	$0.17	$(0.79)	$(0.10)
Diluted earnings per share computation:
Numerator:
Net income (loss) attributable to stockholders of Advantage Solutions Inc.	$54,494	$(175,806)	$(21,172)
Denominator:
Weighted average common shares outstanding	318,198,860	223,227,833	203,750,000
Performance Stock Units	1,998,848	—	—
Restricted Stock Units	559,649	—	—
Warrants	4,468	—	—
Employee stock purchase plan and stock options	242,931	—	—
Weighted average common shares - diluted	321,004,756	223,227,833	203,750,000
Diluted earnings (loss) per common share	$0.17	$(0.79)	$(0.10)

During periods of net loss, diluted loss per share is equal to basic loss per share because the antidilutive effect of potential common shares is disregarded.

As part of the Transactions, 5,000,000 Performance Shares were issued to Topco at Closing, which were subject to vesting upon satisfaction of a market performance condition for any period of 20 trading days out of 30 consecutive trading days during the five-year period after the Closing, and Topco was not able to vote or sell such shares until vesting. These Performance Shares were considered contingently issuable shares and remained unvested as of December 31, 2020. Therefore, these Performance Shares are excluded from shares outstanding for basic and diluted earnings per share until the contingency is resolved. The 5,000,000 Performance Shares vested on January 15, 2021, when the closing price for the Class A common stock exceeded $12.00 per share for 20 trading days out of 30 consecutive trading days.

The Company had 11,244,988 of public warrants and 7,333,333 of private placement warrants held by the CP Sponsor (as defined below), to purchase Class A common stock at $11.50 per share at the Closing, at of which remain outstanding at December 31, 2021.

See Note 12 — Equity for additional information regarding the terms of public and private placement warrants.

14. Related Party Transactions

Conyers Park and the Transactions

In May 2019, Conyers Park II Sponsor LLC, an affiliate of Centerview Capital Management, LLC, which was Conyer Park’s sponsor prior to the Merger (“CP Sponsor”) purchased 11,500,000 of Conyers Park’s Class B ordinary shares for an aggregate purchase price of $25,000 in cash, or approximately $0.002 per share. In June 2019, CP Sponsor transferred 25,000 shares to each of four individuals, including a current member of the board of directors of the Company. At the time of the Closing, the 11,250,000 shares of Conyers Park Class B common stock, par value $0.0001 per share, then held by CP Sponsor and its directors automatically converted into shares of the Company's Class A common stock. CP Sponsor also purchased 7,333,333 private placement warrants for a purchase price of $1.50 per whole warrant, or $11,000,000 in the aggregate, in private placement transactions that occurred simultaneously with the closing of the Conyers Park’s initial public offering and related over-allotment option. As a result of the Closing, each private placement warrant entitles CP Sponsor to purchase one share of the Company's Class A common stock at $11.50 per share.

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

Overlapping Directors

Eight members of the board of directors of the Company served as the members of the board of directors of clients of the Company.

Until February 2, 2020, a member of the board of directors of Topco served as a member of the board of directors for a holding company of a client.

The information below details the Company's financial relationships with those clients as of and for the periods indicated:

	Revenues			Accounts Receivable
	Year Ended December 31,			as of December 31,
(In thousands)	2021	2020	2019	2021	2020
Client 1	$6,230	$234	$—	$—	$—
Client 2	—	3,866	41,822	—	—
Client 3	623	1,411	1,439	190	181
All other clients	1,216	548	1,275	346	334
Total	$8,069	$6,059	$44,536	$536	$515

From June 25, 2019 until October 28, 2020, a member of the board of the directors of Topco served as a member of the board of directors of another client of the Company. During the year ended December 31, 2020, the Company recognized revenues of $16.4 million from this client. Accounts receivable from this client was zero as of December 31, 2020.

Investment in Unconsolidated Affiliates

During the years ended December 31, 2021, 2020, and 2019, the Company recognized revenues of $18.1 million, $19.6 million, and $21.9 million, respectively, from the parent company of an investment in unconsolidated affiliates. Accounts receivable from this client were $2.4 million and $2.2 million as of December 31, 2021 and 2020, respectively.

Long-term Debt

Certain funds managed by CVC Credit Partners, which is part of the same network of companies providing investment management advisory services operating under the CVC brand as CVC Capital Partners, act as lenders under the Company’s Term Loan Facility. As of December 31, 2021, the funds managed by CVC Credit Partners held $6.2 million of the aggregate principal outstanding under the Term Loan Facility.

Prior to the Closing of the Transactions, the funds managed by CVC Credit Partners under the Company’s Prior First Lien Credit Agreement and Prior Second Lien Credit Agreement were $100.2 million and $31.1 million, respectively, as of December 31, 2019.

Loans to Karman Topco L.P.

Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company, entered into loan agreements with Topco, pursuant to which Topco has borrowed various amounts totaling $6.0 million from Advantage Sales & Marketing Inc. to facilitate the payment to certain former associates for their equity interests in Topco. On September 1, 2020, Advantage Sales & Marketing Inc. entered into a new loan agreement with Topco consolidating all outstanding amounts under the prior agreements. Pursuant to the new loan agreement Topco borrowed $6.0 million at an interest rate of 0.39% per annum. This loan matures on December 31, 2023 and is pre-payable at any time without penalty.

15. Restructuring Charges

Restructuring charges include severance plans designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes. In response to the COVID-19 pandemic, the Company commenced a plan during the year ended December 31, 2020 involving terminating certain employees, particularly with respect to COVID-19 impacted operations.

The Company recorded severance expenses of $1.0 million, $4.6 million, and $2.3 million included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021 and 2020, $0.3 million and $1.3 million of the Company’s restructuring charges were included in “Other accrued expenses” in the Consolidated Balance Sheets, respectively.

The following table summarizes the Company’s restructuring activity:

	Severance	Facilities and Other Costs	Total Restructuring Charges
(in thousands)
Balance at January 1, 2019	$3,450	$2,654	$6,104
Charges	2,271	3,114	5,385
Payments/utilization	(4,398)	(4,476)	(8,874)
Balance at December 31, 2019	1,323	1,292	2,615
Charges	4,601	755	5,356
Payments/utilization	(5,380)	(1,292)	(6,672)
Balance at December 31, 2020	544	755	1,299
Charges	1,004	180	1,184
Payments/utilization	(1,422)	(755)	(2,177)
Balance at December 31, 2021	$126	$180	$306

The following table summarizes the Company’s restructuring charges by segment:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Sales	$1,140	$2,451	$2,928
Marketing	44	2,905	2,457
Total restructuring charges	$1,184	$5,356	$5,385

Total restructuring charges represents the total charges by segments for the years ended December 31, 2021, 2020, and 2019, respectively.

16. Income Taxes

The provision for (benefit from) income taxes is as follows:

	Year Ended December 31,
	2021	2020	2019
(in thousands)
Current tax expense (benefit)
Federal	$22,085	$(9,106)	$45,874
State	7,667	4,710	11,311
Foreign	13,877	13,422	12,231
Total current tax expense	43,629	9,026	69,416
(Benefit) deferred tax expense
Federal	(16,007)	(6,501)	(53,314)
State	5,827	868	(11,055)
Foreign	168	(8,724)	(3,694)
Total deferred tax benefit	(10,012)	(14,357)	(68,063)
Total provision for (benefit from) income taxes	$33,617	$(5,331)	$1,353

A reconciliation of the provision for (benefit from) income taxes based on the federal statutory income tax rate attributable to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory U.S. rate	21.0%	21.0%	21.0%
State tax, net of federal tax benefit	11.7%	(2.4)%	(1.1)%
Foreign tax, net of federal tax benefit	5.3%	1.1%	(17.4)%
Global intangible low taxed income	—	—	(8.3)%
Transaction expenses	0.4%	(0.1)%	(5.4)%
Disallowed executive compensation	2.3%	(3.2)%	—
Equity-based compensation	(2.4)%	(10.4)%	(1.5)%
Meals and entertainment	1.6%	(0.7)%	(11.1)%
Contingent consideration fair value adjustment	(1.8)%	(1.3)%	7.1%
Fair value of warrant liability	0.2%	(1.6)%	—
Non-deductible expenses	0.8%	(0.3)%	(4.6)%
Return to provision on permanent differences	0.2%	0.1%	8.2%
Work opportunity tax credit	(2.5)%	0.4%	3.3%
Research and development credit	(0.5)%	0.3%	4.0%
Other	0.6%	0.1%	(1.6)%
Effective tax rate	36.9%	3.0%	(7.4)%

The geographic components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
(in thousands)
U.S. sources	$65,202	$(203,526)	$(32,893)
Non-U.S. sources	25,964	23,125	14,490
Income (loss) before income taxes	$91,166	$(180,401)	$(18,403)

Net deferred tax liabilities consist of the following:

	December 31,
(in thousands)	2021	2020
Deferred tax assets
Accrued liabilities	$78,711	$77,599
Interest expense	37,335	20,851
Net operating losses	10,193	10,557
Right-of-use liabilities	9,790	11,996
Transaction expenses	8,192	8,643
Contingent liabilities	7,768	2,460
Social security tax deferral	6,382	12,656
Insurance reserves	2,138	2,262
Acquired intangibles, including goodwill	1,182	2,205
Debt issuance costs	—	6,422
Other	4,534	5,160
Total deferred tax assets	166,225	160,811
Deferred tax liabilities
Acquired intangibles including goodwill	608,316	621,562
Debt issuance costs	9,629	—
Right-of-use assets	6,218	7,890
Restructuring expenses	4,788	4,977
Depreciation	2,968	2,464
Other	9,816	6,266
Total deferred tax liabilities	641,735	643,159
Less: deferred income tax asset valuation allowances	(6,853)	(6,706)
Net deferred tax liabilities	$482,363	$489,054

	December 31,
(in thousands)	2021	2020
Reported as:
Noncurrent deferred tax asset	$802	$2,188
Noncurrent deferred tax liabilities	483,165	491,242
Net deferred tax liabilities	$482,363	$489,054

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was signed into law on March 27, 2020 allows employers to defer payment of a portion of payroll taxes otherwise due on wages paid between the enactment date and December 31, 2020 and remit the deferred payroll taxes in equal amounts on December 31, 2021 and December 31, 2022. Under this provision of the CARES Act, the Company has recorded the tax impact of $6.4 million and $12.6 million as a deferred tax asset as of December 31, 2021 and 2020.

The Company held cash and cash equivalents in foreign subsidiaries of $86.2 million and $87.7 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, and 2020, the undistributed earnings of the Company’s foreign subsidiaries are $164.1 million and $134.6 million, respectively.

The Company has not recorded a deferred tax liability related to undistributed earnings of its foreign subsidiaries as of December 31, 2021, except for a $2.5 million of deferred tax liability recorded as of December 31, 2021 for unremitted earnings in Canada with respect to which the Company no longer has an indefinite reinvestment assertion. Taxes have not been provided on the remaining $101.1 million of undistributed foreign earnings. The incremental tax liability associated with these earnings is expected to be immaterial.

The Company evaluates its deferred tax assets, including a determination of whether a valuation allowance is necessary, based upon its ability to utilize the assets using a more likely than not analysis. Deferred tax assets are only recorded to the extent that they are realizable based upon past and future income. As a result of the evaluation, the Company established a valuation allowance of $6.9 million, $6.7 million, and $5.6 million on its foreign affiliates’ deferred tax assets as of December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, the Company had $5.6 million of United States Federal Net Operating Losses (“NOL”), $17.8 million state NOLs, and $29.4 million foreign NOLs. The change of ownership provisions of the Tax Reform Act of 1986 may limit utilization of a portion of The Company’s domestic NOLs to future periods. The United States Federal NOLs expire between 2036 and 2037, $13.8 million of the state NOLs expire between 2023 and 2040 and the remaining $4.0 million of the state NOLs carry forward indefinitely. Foreign NOLs of $8.6 million expire between 2024 and 2032 and the remaining $20.8 million of the foreign NOLs carry forward indefinitely.

17. Segments and Geographic Information

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

(in thousands)	Sales	Marketing	Total
Year Ended December 31, 2021
Revenues	$2,323,884	$1,278,414	$3,602,298
Depreciation and amortization	$170,076	$69,965	$240,041
Operating income	$182,529	$47,519	$230,048
Year Ended December 31, 2020
Revenues	$2,060,593	$1,095,078	$3,155,671
Depreciation and amortization	$171,569	$67,029	$238,598
Operating income	$63,305	$3,701	$67,006
Year Ended December 31, 2019
Revenues	$1,954,705	$1,830,358	$3,785,063
Depreciation and amortization	$161,563	$71,010	$232,573
Operating income	$127,961	$85,713	$213,674

Revenues and long-lived assets by services provided in geographic region are as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenues
North America	$3,153,768	$2,792,238	$3,324,019
International	448,530	363,433	461,044
Total revenues	$3,602,298	$3,155,671	$3,785,063

	December 31,
(in thousands)	2021	2020
Long-Lived Assets
North America	$53,284	$72,722
International	10,412	7,294
Total long-lived assets	$63,696	$80,016

North American revenues were primarily services provided in the U.S. representing revenues of $3.0 billion, $2.7 billion, and $3.1 billion during the years ended December 31, 2021, 2020, and 2019, respectively. The classification “International” primarily includes the Company’s operation in the U.K., Germany, the Netherlands and Japan.

18. Redeemable Noncontrolling Interest

The Company is party to a put and call option agreement with respect to the common securities that represent the remaining noncontrolling interest from a majority-owned subsidiary, which was established through a majority-owned international joint venture during the year ended December 31, 2021. The put and call option agreement representing 20% of the total outstanding noncontrolling equity interest of that subsidiary may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in 2026 and expiring in 2028. The redemption value of the put and call option agreement is based on a multiple of the majority-owned subsidiary’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments. The noncontrolling interest is subject to a put option that is outside of the Company’s control, and is presented as redeemable non-controlling interest in the temporary equity section of the Consolidated Balance Sheets. The Company recorded its redeemable noncontrolling interest at fair value on the date of the related business combination transaction and recognizes changes in the redemption value at the end of each reporting period. The carrying value of the redeemable noncontrolling interest was $1.9 million as of December 31, 2021.

(in thousands)	December 31, 2021
Beginning Balance	$—
Fair value at acquisition	1,804
Net loss attributable to redeemable noncontrolling interests	91
Foreign currency translation adjustment	(2)
Ending Balance	$1,893

19. Commitments and Contingencies

Litigation

The Company is involved in various legal matters that arise in the ordinary course of its business. Some of these legal matters purport or may be determined to be class and/or representative actions, or seek substantial damages, or penalties. The Company has accrued amounts in connection with certain legal matters, including with respect to certain of the matters described below. There can be no assurance, however, that these accruals will be sufficient to cover such matters or other legal matters or that such matters or other legal matters will not materially or adversely affect the Company’s financial position, liquidity, or results of operations.

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

Arbitration Proceedings Related to Take 5

In August 2019, as a result of the Take 5 Matter, the Company provided a written indemnification claim notice to the sellers of Take 5 (the “Take 5 Sellers”) seeking monetary damages (including interest, fees and costs) based on allegations of breach of the asset purchase agreement (the “Take 5 APA”), as well as fraud. In September 2019, the Take 5 Sellers initiated arbitration proceedings against the Company, alleging breach of the Take 5 APA as a result of the Company’s decision to terminate the operations of the Take 5 business, and seeking monetary damages equal to all unpaid earn-out payments under the Take 5 APA (plus interest, fees and costs). In 2020, the Take 5 sellers amended their statement of claim to allege defamation, relating to statements the Company made to customers in connection with terminating the operations of the Take 5 business, and seeking monetary damages for the alleged injury to their reputation. The Company filed its response to the Take 5 Sellers’ claims, and asserted indemnification, fraud and other claims against the Take 5 Sellers as counterclaims and cross-claims in the arbitration proceedings. The Company is currently unable to estimate the potential impact related to these arbitration proceedings, but the Company has retained outside counsel to represent the Company in these matters and intends to vigorously pursue the Company’s interests. The arbitration hearing for this matter commenced in the first quarter of 2022; however, the Company does not know when the hearing will be concluded and when the Company will receive a decision from the arbitrator.

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

Surety Bonds

In the ordinary course of business, the Company is required to provide financial commitments in the form of surety bonds to third parties as a guarantee of its performance on and its compliance with certain obligations. If the Company were to fail to perform or comply with these obligations, any draws upon surety bonds issued on its behalf would then trigger the Company’s payment obligation to the surety bond issuer. The Company has outstanding surety bonds issued for its benefit of $10.0 million and $7.5 million as of December 31, 2021, and 2020, respectively.

SCHEDULE I

ADVANTAGE SOLUTIONS INC.

CONDENSED REGISTRANT ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2021	2020
ASSETS
Investment in subsidiaries	$2,505,506	$2,443,069
Total assets	$2,505,506	$2,443,069
LIABILITIES AND STOCKHOLDERS' EQUITY
Warrant liability	$22,189	$21,234
Total liability	22,189	21,234
Equity attributable to stockholders of Advantage Solutions Inc.
Common stock $0.0001 par value, 3,290,000,000 shares authorized; 316,963,552 and 318,425,182 shares issued and outstanding as of December 31, 2021 and 2020, respectively	32	32
Additional paid-in capital	3,373,278	3,348,546
Accumulated deficit	(866,607)	(921,101)
Loans to Karman Topco L.P.	(6,340)	(6,316)
Accumulated other comprehensive (loss) income	(4,479)	674
Common stock in treasury, at cost; 1,610,014 shares as of December 31, 2021	(12,567)	—
Total equity attributable to stockholders of Advantage Solutions Inc.	2,483,317	2,421,835
Equity attributable to noncontrolling interest	—	—
Total stockholders’ equity	2,483,317	2,421,835
Total liabilities and stockholders’ equity	$2,505,506	$2,443,069

See Notes to Condensed Registrant Only Financial Statements

SCHEDULE I

ADVANTAGE SOLUTIONS INC.

CONDENSED REGISTRANT ONLY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands)	2021	2020	2019
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Selling, general, and administrative expenses	—	—	—
Recovery from Take 5	—	—	—
Depreciation and amortization	—	—	—
Total expenses	—	—	—
Operating income	—	—	—
Other expenses:
Change in fair value of warrant liability	955	13,363	—
Interest expense, net	—	—	—
Total other expenses	955	13,363	—
Loss before income taxes and equity in net income of subsidiaries	(955)	(13,363)	—
Provision for income taxes	—	—	—
Net loss before equity in net income of subsidiaries	(955)	(13,363)	—
Equity in net income (loss) of subsidiaries	55,449	(162,443)	(21,172)
Net income (loss) attributable to subsidiaries	54,494	(175,806)	(21,172)
Other comprehensive (loss) income, net of tax equity in comprehensive (loss) income of subsidiaries	(5,152)	8,827	5,497
Total comprehensive income (loss)	$49,342	$(166,979)	$(15,675)

See Notes to Condensed Registrant Only Financial Statements

ADVANTAGE SOLUTIONS INC.

CONDENSED REGISTRANT ONLY FINANCIAL INFORMATION

NOTES TO THE CONDENSED REGISTRANT ONLY FINANCIAL STATEMENTS

1. Basis of Presentation

In the registrant company only financial statements, Advantage Solutions Inc.’s (the “Registrant”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries during the years ended December 31, 2021 and 2020. The accompanying condensed registrant company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X. A condensed statement of cash flows was not presented because Registrant’s operating activities have no cash impact and there were no investing or financing cash flow activities during the years ended December 31, 2021, 2020, and 2019. This information should be read in conjunction with the accompanying Consolidated Financial Statements.

2. Debt Restrictions

Pursuant to the terms of the Senior Secured Credit Facilities and the Notes discussed in Note 7, Debt, of the Notes to the Consolidated Financial Statements, the Registrant’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances to the Registrant. Since the restricted net assets of the Registrant’s subsidiaries exceed 25% of the consolidated net assets of the Registrant and its subsidiaries, the accompanying condensed registrant company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X.

Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company (the “Borrower”) has obligations under the Term Loan Facility that are guaranteed by Karman Intermediate Corp. (“Holdings”) and all of the Borrower’s direct and indirect wholly owned material U.S. subsidiaries (subject to certain permitted exceptions) and Canadian subsidiaries (subject to certain permitted exceptions, including exceptions based on immateriality thresholders of aggregate assets and revenues of Canadian subsidiaries) (the “Guarantors”). The Term Loan Facility is secured by a lien on substantially all of Holdings’, the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The Term Loan Facility has a first- priority lien on the fixed asset collateral (equal in priority with the liens securing the Notes) and a second-priority lien on the current asset collateral (second in priority to the liens securing the Revolving Credit Facility), in each case, subject to other permitted liens.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

Limitations on Effectiveness of Disclosure Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation as of December 31, 2021, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

In accordance with interpretive guidance issued by SEC staff, management has excluded from its assessment of internal control over financial reporting as of December 31, 2021 four acquisitions that were acquired through purchase business combinations during 2021. The acquired entities are wholly-owned subsidiaries whose total assets and total revenues excluded from our assessment of internal control over financial reporting collectively represent approximately 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this items is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

The Company has adopted a code of business conduct and ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on our principal corporate website at www.advantagesolutions.net.

Item 11. Executive Compensation.

The information required by this items is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this items is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this items is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services

The information required by this items is incorporated herein by reference to our definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements.

See Index to Financial Statements in Item 8. Financial Statements and Supplementary Data.

(a)(2) Financial Statement Schedule.

Schedule I— Condensed Registrant Only Financial Information. See Index to Financial Statements in Item 8. Financial Statements and Supplementary Data.

All other financial statement schedules have been omitted as the information is not required under the related instructions or is not applicable or because the information required is already included in the financial statements or the notes to those financial statements.

(a)(3) Exhibits.

Exhibit No.			Incorporated by Reference
		Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of September 7, 2020, by and among Conyers Park II Acquisition Corp., CP II Merger Sub, Inc., Advantage Solutions Inc., and Karman Topco L.P.	8-K	001-38990	2.1	September 8, 2020

3.1	Third Amended and Restated Certificate of Incorporation of Advantage Solutions Inc.	8-K	001-38990	3.1	May 28, 2021

3.2	Third Amended and Restated Bylaws of Advantage Solutions Inc.	8-K	001-38990	3.1	April 13, 2021

4.1	Specimen Common Stock Certificate	8-K	001-38990	4.1	November 3, 2020

4.2	Warrant Agreement, dated July 22, 2019, between Conyers Park II Acquisition Corp. and Continental Stock Transfer & Trust Company	8-K	001-38990	4.1	July 22, 2019

4.3	Specimen Warrant Certificate (included in Exhibit 4.2)	8-K	001-38990	4.1	July 22, 2019

4.4	Indenture, dated as of October 28, 2020, among Advantage Solutions FinCo LLC, Advantage Sales & Marketing Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent	8-K	001-38990	4.4	November 3, 2020

4.5	Form of 6.50% Senior Secured Notes due 2028 (included in Exhibit 4.4)	8-K	001-38990	4.4	November 3, 2020

10.1	Sponsor Agreement, dated as of September 7, 2020, by and among Conyers Park II Sponsor LLC, the other holders of Acquiror Class B Common Stock set forth therein, Conyers Park II Acquisition Corp., and Advantage Solutions Inc.	8-K	001-38990	10.1	September 8, 2020

10.2	Amended and Restated Stockholders Agreement, dated as of October 27, 2020, by and among Conyers Park II Acquisition Corp., Karman Topco L.P., CVC ASM Holdco, L.P., the entities identified on the signature pages thereto under the heading “LGP Stockholders”, BC Eagle Holdings, L.P., and Conyers Park II Sponsor LLC	8-K	001-38990	10.2	November 3, 2020

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

		8-K	001-38990	10.3	November 3, 2020

10.4	Form of Investor Subscription Agreement	8-K	001-38990	10.4	September 8, 2020

10.5	Form of Sponsor Subscription Agreement	8-K	001-38990	10.5	September 8, 2020

10.6#	Advantage Solutions Inc. 2020 Incentive Plan	8-K	001-38990	10.6#	November 3, 2020

10.6(a)#	Form of Stock Option Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan	10-K	001-38990	10.6(a)#	March 16, 2021

10.6(b)#	Form of Restricted Stock Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan	10-K	001-38990	10.6(b)#	March 16, 2021

10.6(c)#	Form of Performance Restricted Stock Unit Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Award Plan	10-K	001-38990	10.6(c)#	March 16, 2021

10.6(d)#	Advantage Solutions Inc. Non-Employee Director Compensation Policy	8-K	001-38990	99.3	January 6, 2021

10.6(e)#	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Advantage Solutions Inc. 2020 Incentive Award Plan	8-K	001-38990	99.4	January 6, 2021

10.7#	Advantage Solutions Inc. 2020 Employee Stock Purchase Plan	8-K	001-38990	10.7#	November 3, 2020

10.8#	Amended and Restated Employment Agreement, dated December 17, 2010, by and between Tanya Domier and Advantage Sales & Marketing LLC	8-K	001-38990	10.8#	November 3, 2020

10.8(a)#	Amendment No. 1 to Amended and Restated Employment Agreement, dated October 1, 2013, by and between Tanya Domier and Advantage Sales & Marketing LLC	8-K	001-38990	10.8(a)#	November 3, 2020

10.8(b)#	Amendment No. 2 to Amended and Restated Employment Agreement, dated October 1, 2014, by and between Tanya Domier and Advantage Sales & Marketing LLC	8-K	001-38990	10.8(b)#	November 3, 2020

10.8(c)#	Amendment No. 3 to Amended and Restated Employment Agreement, dated June 11, 2020, by and between Tanya Domier and Advantage Sales & Marketing LLC	8-K	001-38990	10.8(c)#	November 3, 2020

10.9#	Second Amended and Restated Employment Agreement, dated September 3, 2019, by and between Brian Stevens and Advantage Sales & Marketing LLC	8-K	001-38990	10.9#	November 3, 2020

10.10#	Amended and Restated Employment Agreement, dated September 3, 2019, by and between Jill Griffin and Advantage Sales & Marketing LLC	8-K	001-38990	10.10#	November 3, 2020

10.11#	Form of Indemnification Agreement	8-K	001-38990	10.11#	November 3, 2020

10.12#	Form of Letter Agreement Regarding Management Incentive Plan Payments Acceleration.	8-K	001-38990	10.12#	November 3, 2020

10.13#	Letter Agreement, dated November 1, 2020, by and between Tanya Domier and ASI Intermediate Corp.	8-K	001-38990	10.13#	November 3, 2020

10.14	Eighth Amended and Restated Agreement of Limited Partnership for Karman Topco L.P., dated as of September 7, 2020	8-K	001-38990	10.14	November 3, 2020

10.15	ABL Revolving Credit Agreement, dated October 28, 2020, by and among Advantage Sales & Marketing Inc., as Borrower, Karman Intermediate Corp., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lender parties thereto.	8-K	001-38990	10.15	November 3, 2020

10.16	First Lien Credit Agreement, dated October 28, 2020, by and among Advantage Sales & Marketing Inc., as Borrower, Karman Intermediate Corp., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lender parties thereto.	8-K	001-38990	10.16	November 3, 2020

10.17	Amendment No. 1 to First Lien Credit Agreement, dated as of October 28, 2021, by and among the Borrower, Holdings, the other guarantors parties thereto, each lender party thereto, and Bank of America, as administrative agent.	8-K	001-38990	10.1	October 29, 2021

10.18	First Amendment to ABL Revolving Credit Agreement, dated as of October 28, 2021, by and among the Borrower, Holdings, the lenders party thereto and Bank of America, as administrative agent.	8-K	001-38990	10.2	October 29, 2021

14.1	Code of Ethics	8-K	001-38990	14.1	March 16, 2021

21.1*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ADVANTAGE SOLUTIONS INC.

By:	/s/ Tanya Domier
Tanya Domier
Chief Executive Officer and Director
Date:	March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tanya Domier Tanya Domier	Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2022

/s/ Brian Stevens Brian Stevens	Chief Financial Officer (Principal Financial Officer) and Chief Operating Officer	March 1, 2022

/s/ Dean Kaye Dean Kaye	Chief Financial Officer – North America (Principal Accounting Officer)	March 1, 2022

/s/ Ronald E. Blaylock	Director	March 1, 2022
Ronald E. Blaylock

/s/ Cameron Breitner	Director	March 1, 2022
Cameron Breitner

/s/ Beverly F. Chase	Director	March 1, 2022
Beverly F. Chase

/s/ Virginie Costa	Director	March 1, 2022
Virginie Costa

/s/ Ryan Cotton	Director	March 1, 2022
Ryan Cotton

/s/ Timothy J. Flynn	Director	March 1, 2022
Timothy J. Flynn

/s/ Tiffany Han	Director	March 1, 2022
Tiffany Han

/s/ James M. Kilts	Chairman of the Board and Director	March 1, 2022
James M. Kilts

SIGNATURE	TITLE	DATE

/s/ Robin Manherz	Director	March 1, 2022
Robin Manherz

/s/ Brian K. Ratzan	Director	March 1, 2022
Brian K. Ratzan

/s/ Jonathan D. Sokoloff	Director	March 1, 2022
Jonathan D. Sokoloff

/s/ David J. West	Director	March 1, 2022
David J. West