Form 10-Q
period 2022-03-31
Advantage Solutions Inc.
filed 2022-05-10
CIK 1776661

r60.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 318,408,933 shares of Class A common stock outstanding.

Advantage Solutions Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$123,560	$164,622
Restricted cash	17,381	16,015
Accounts receivable, net of allowance for expected credit losses of $14,730 and $15,916, respectively	776,760	797,677
Prepaid expenses and other current assets	189,702	126,000
Total current assets	1,107,403	1,104,314
Property and equipment, net	66,961	63,696
Goodwill	2,204,046	2,206,004
Other intangible assets, net	2,237,132	2,287,514
Investments in unconsolidated affiliates	126,886	125,158
Other assets	96,598	67,582
Total assets	$5,839,026	$5,854,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$14,955	$14,397
Accounts payable	220,052	277,366
Accrued compensation and benefits	140,478	139,157
Other accrued expenses	176,502	164,133
Deferred revenues	52,543	50,467
Total current liabilities	604,530	645,520
Long-term debt, net of current portion	2,027,650	2,028,882
Deferred income tax liabilities	489,873	483,165
Warrant liability	6,747	22,189
Other long-term liabilities	105,607	92,218
Total liabilities	3,234,407	3,271,974
Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	1,849	1,893

Equity attributable to stockholders of Advantage Solutions Inc.
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 318,393,829 and 316,963,552 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	32	32
Additional paid in capital	3,379,350	3,373,278
Accumulated deficit	(847,642)	(866,607)
Loans to Karman Topco L.P.	(6,345)	(6,340)
Accumulated other comprehensive loss	(3,090)	(4,479)
Treasury stock, at cost; 1,610,014 shares as of March 31, 2022 and December 31, 2021	(12,567)	(12,567)
Total equity attributable to stockholders of Advantage Solutions Inc.	2,509,738	2,483,317
Nonredeemable noncontrolling interest	93,032	97,084
Total stockholders’ equity	2,602,770	2,580,401
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$5,839,026	$5,854,268

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021
Revenues	$914,808	$791,021
Cost of revenues (exclusive of depreciation and amortization shown separately below)	785,943	653,339
Selling, general, and administrative expenses	48,073	40,481
Depreciation and amortization	57,768	59,613
Total operating expenses	891,784	753,433
Operating income	23,024	37,588
Other (income) expenses:
Change in fair value of warrant liability	(15,442)	5,526
Interest expense, net	11,883	30,865
Total other (income) expenses	(3,559)	36,391
Income before income taxes	26,583	1,197
Provision for income taxes	9,049	1,743
Net income (loss)	17,534	(546)
Less: net loss attributable to noncontrolling interest	(1,431)	(430)
Net income (loss) attributable to stockholders of Advantage Solutions Inc.	18,965	(116)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,389	(2,420)
Total comprehensive income (loss) attributable to stockholders of Advantage Solutions Inc.	$20,354	$(2,536)
Net income (loss) per common share:
Basic	$0.06	$(0.00)
Diluted	$0.06	$(0.00)
Weighted-average number of common shares:
Basic	317,784,656	317,601,345
Diluted	318,721,082	317,601,345

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at January 1, 2022	316,963,552	$32	1,610,014	$(12,567)	$3,373,278	$(866,607)	$(6,340)	$(4,479)	$2,483,317	$97,084	$2,580,401
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	18,965	—	—	18,965	(1,441)	17,524
Foreign currency translation adjustments	—	—	—	—	—	—	—	1,389	1,389	(2,611)	(1,222)
Total comprehensive income (loss)					—	—	—	—	20,354	(4,052)	16,302
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(5)	—	(5)		(5)
Equity-based compensation of Topco	—	—	—	—	(2,795)	—	—	—	(2,795)	—	(2,795)
Shares issued under 2020 Employee Stock Purchase Plan	242,427	—	—	—	1,653	—	—	—	1,653	—	1,653
Shares issued under 2020 Incentive Award Plan	1,187,850	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,214	—	—	—	7,214	—	7,214
Balance at March 31, 2022	318,393,829	$32	1,610,014	$(12,567)	$3,379,350	$(847,642)	$(6,345)	$(3,090)	$2,509,738	$93,032	$2,602,770

						Accumulated	Advantage
	Common Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
			Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at January 1, 2021	318,425,182	$32	$3,348,546	$(921,101)	$(6,316)	$674	$2,421,835	$96,954	$2,518,789
Comprehensive loss
Net loss	—	—	—	(116)	—	—	(116)	(430)	(546)
Foreign currency translation adjustments	—	—	—	—	—	(2,420)	(2,420)	(710)	(3,130)
Total comprehensive loss							(2,536)	(1,140)	(3,676)
Interest on loans to Karman Topco L.P.	—	—	—	—	(6)	—	(6)	—	(6)
Equity-based compensation of Topco	—	—	(4,049)	—	—	—	(4,049)	—	(4,049)
Shares issued under 2020 Incentive Award Plan	24,784	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	9,886	—	—	—	9,886	—	9,886
Balance at March 31, 2021	318,449,966	$32	$3,354,383	$(921,217)	$(6,322)	$(1,746)	$2,425,130	$95,814	$2,520,944

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$17,534	$(546)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Noncash interest expense, net	(18,704)	(3,084)
Depreciation and amortization	57,768	59,613
Change in fair value of warrant liability	(15,442)	5,526
Fair value adjustments related to contingent consideration	2,134	(584)
Deferred income taxes	7,235	1,793
Equity-based compensation of Topco	(2,795)	(4,049)
Stock-based compensation	7,771	9,886
Equity in earnings of unconsolidated affiliates	(4,181)	(1,513)
Distribution received from unconsolidated affiliates	—	150
Loss on disposal of property and equipment	—	1,566
Loss on divestiture	2,850	—
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable, net	18,931	(781)
Prepaid expenses and other assets	(69,356)	(25,916)
Accounts payable	(56,898)	(7,779)
Accrued compensation and benefits	1,808	(18,349)
Deferred revenues	2,446	2,538
Other accrued expenses and other liabilities	24,944	11,416
Net cash (used in) provided by operating activities	(23,955)	29,887
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired	(1,800)	(14,034)
Purchase of property and equipment	(10,439)	(5,247)
Net cash used in investing activities	(12,239)	(19,281)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	9,337	8,773
Payments on lines of credit	(8,967)	(59,604)
Principal payments on long-term debt	(3,325)	(3,510)
Proceeds from issuance of common stock	1,653	—
Holdback payments	(715)	(173)
Net cash used in financing activities	(2,017)	(54,514)
Net effect of foreign currency changes on cash	(1,485)	(2,234)
Net change in cash, cash equivalents and restricted cash	(39,696)	(46,142)
Cash, cash equivalents and restricted cash, beginning of period	180,637	219,966
Cash, cash equivalents and restricted cash, end of period	$140,941	$173,824
SUPPLEMENTAL CASH FLOW INFORMATION
Purchase of property and equipment recorded in accounts payable and accrued expenses	$1,403	$869

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements do not include all of the information required by accounting principles generally accepted in the United States (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2021 was derived from the audited Consolidated Balance Sheet at that date and does not include all the disclosures required by GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair statement of the results as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been reflected in the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021 and the related footnotes thereto. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

COVID-19 Pandemic

Beginning in March 2020 and continuing through the first quarter of 2021, the Company's services experienced the effects from reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by services and geography, the spending reductions impacted all of the Company's services and markets. Globally, the most impacted services were the Company's experiential services. Most services began to recover in April 2021, and the recovery has continued through the first quarter of 2022.

Impact of the War in Ukraine

The Company has a minority interest in a European company that has majority-ownership interests in local agencies in Russia. During the first quarter of 2022, the war in Ukraine resulted in the imposition of sanctions by the United States, the United Kingdom, and the European Union, that affect the cross-border operations of businesses operating in Russia. In addition, Russian regulators have imposed currency restrictions and regulations that created uncertainty regarding the Company's ability to recover its investment in operations in Russia, as well as the Company's ability to exercise control or influence involving operations by the local agencies in Russia. As a result, the Company intends to use its influence to cause the European company to dispose of its ownership interests in the local agencies in Russia. Accordingly, the Company recorded pretax charges of $2.8 million in the first quarter of 2022, primarily consisting of its proportionate share of the net investment in its Russian interest in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Recent Accounting Standards

Recent Accounting Standards Adopted by the Company

On January 1, 2022, the Company adopted Accounting Standards Update ("ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own

Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP, simplifies the contract settlement assessment for equity classification, requires the use of the if-converted method for all convertible instruments in the diluted earnings per share calculation and expands disclosure requirements. The adoption of this accounting standard, under the full retrospective method, did not have a material impact on the Company's condensed consolidated financial statements and use of the if-converted method did not have an impact on the Company's overall earnings per share calculation.

On January 1, 2022, the Company adopted ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The guidance clarifies certain aspects of the current guidance to promote consistency among reporting of an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The guidance is applied prospectively to all modifications or exchanges that occur on or after the date of adoption and the adoption of this accounting standard did not have a material impact on the Company's condensed consolidated financial statements.

On January 1, 2022, the Company adopted ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The amendments should be applied either (1) prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application or (2) retrospectively to those transactions. The adoption of this accounting standard did not have a material impact on the Company's condensed consolidated financial statements.

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. The amendments in this update are effective for reporting periods that include or are subsequent to March 12, 2020 and must be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company continues to evaluate the impact of this guidance and may apply other applicable elections as additional changes in the market occur.

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

Disaggregated revenues were as follows:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Sales brand-centric services	$329,356	$293,531
Sales retail-centric services	262,613	240,793
Total sales revenues	591,969	534,324
Marketing brand-centric services	113,574	116,982
Marketing retail-centric services	209,265	139,715
Total marketing revenues	322,839	256,697
Total revenues	$914,808	$791,021

Contract liabilities represent deferred revenues which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation and are included in Deferred revenues in the Condensed Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the three months ended March 31, 2022 that were included in Deferred revenues as of December 31, 2021 were $21.6 million. Revenues recognized during the three months ended March 31, 2021 that were included in Deferred revenues as of December 31, 2020 were $26.1 million.

3. Goodwill and Intangible Assets

Changes in goodwill for the three months ended March 31, 2022 are as follows:

	Sales	Marketing	Total
(in thousands)
Balance at January 1, 2021	$1,462,378	$700,961	$2,163,339
Acquisitions	32,087	13,315	45,402
Measurement period adjustments	179	(1,043)	(864)
Foreign exchange translation effects	(1,873)	—	(1,873)
Balance at December 31, 2021	$1,492,771	$713,233	$2,206,004
Acquisitions	347	—	347
Measurement period adjustments	52	—	52
Foreign exchange translation effects	(2,357)	—	(2,357)
Balance at March 31, 2022	$1,490,813	$713,233	$2,204,046

Accumulated impairment losses related to goodwill were $652.0 million as of March 31, 2022 and 2021.

The following tables set forth information for intangible assets:

		March 31, 2022
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,479,182	$1,203,811	$1,275,371
Trade names	9 years	137,544	81,087	56,457
Developed technology	5 years	13,260	8,825	4,435
Covenant not to compete	5 years	6,100	5,231	869
Total finite-lived intangible assets		2,636,086	1,298,954	1,337,132
Indefinite-lived intangible assets:
Trade names		900,000	—	900,000
Total other intangible assets		$3,536,086	$1,298,954	$2,237,132

		December 31, 2021
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,480,167	$1,158,732	$1,321,435
Trade names	8 years	138,206	78,355	59,851
Developed technology	5 years	13,260	8,206	5,054
Covenant not to compete	5 years	6,100	4,926	1,174
Total finite-lived intangible assets		2,637,733	1,250,219	1,387,514
Indefinite-lived intangible assets:
Trade names		900,000	—	900,000
Total other intangible assets		$3,537,733	$1,250,219	$2,287,514

Accumulated impairment losses related to indefinite-lived intangibles assets were $580.0 million as of March 31, 2022 and December 31, 2021.

Amortization expense was $50.3 million and $49.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, estimated future amortization expenses of the Company’s existing intangible assets are as follows:

(in thousands)

Remainder of 2022	$148,570
2023	195,306
2024	193,928
2025	187,863
2026	183,833
Thereafter	427,632
Total amortization expense	$1,337,132

4. Debt

	March 31,	December 31,
(in thousands)	2022	2021
Term Loan Facility	$1,308,438	$1,311,750
Notes	775,000	775,000
Government loans for COVID-19 relief	4,943	5,212
Other	1,758	1,113
Total long-term debt	2,090,139	2,093,075
Less: current portion	14,955	14,397
Less: debt issuance costs	47,534	49,796
Long-term debt, net of current portion	$2,027,650	$2,028,882

As of March 31, 2022, the Company had $1.3 billion of debt outstanding under the Term Loan Facility (as defined below in this Quarterly Report) and $775.0 million of debt outstanding under the Notes (as defined below in this Quarterly Report) with maturity dates of October 28, 2027 and November 15, 2028, respectively. The Company was in compliance with all of its affirmative and negative covenants under the Term Loan Facility and Notes as of March 31, 2022. In addition, the Company is required to repay the principal under the Term Loan Facility in the greater amount of its excess cash flow, as such term is defined in the agreement governing the Term Loan Facility, or $13.3 million, per annum, in quarterly payments. The Company made the minimum quarterly principal payments of $3.3 million during the three months ended March 31, 2022 and 2021, respectively. No payments under the excess cash flow calculation were required in such periods.

5. Fair Value of Financial Instruments

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

	March 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$31,197	$—	$31,197	$—
Total assets measured at fair value	$31,197	$—	$31,197	$—
Liabilities measured at fair value
Warrant liability	$6,747	$—	$6,747	$—
Contingent consideration liabilities	60,904	—	—	60,904
Total liabilities measured at fair value	$67,651	$—	$6,747	$60,904

	December 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$10,164	$—	$10,164	$—
Total assets measured at fair value	$10,164	$—	$10,164	$—
Liabilities measured at fair value
Derivative financial instruments	$385	$—	$385	$—
Warrant liability	22,189	—	—	22,189
Contingent consideration liabilities	58,366	—	—	58,366
Total liabilities measured at fair value	$80,940	$—	$385	$80,555

Interest Rate Cap Agreements

The Company had interest rate cap contracts with an aggregate notional value of principal of $650.0 million and $2.2 billion as of March 31, 2022 and December 31, 2021, respectively, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. As of March 31, 2022, the aggregate fair value of the Company’s outstanding interest rate caps represented an outstanding net asset of $31.2 million. As of December 31, 2021, the aggregate fair value of the Company’s outstanding interest rate caps represented an outstanding net asset of $10.2 million and an outstanding net liability of $0.4 million.

As of March 31, 2022, $31.2 million of fair value of the Company’s outstanding interest rate caps were included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets with changes in fair value recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2021, $10.2 million and $0.4 million of the Company’s fair value of outstanding interest rate caps were included in “Prepaid expenses and other current assets” and “Other accrued expenses” in the Consolidated Balance Sheets, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

During the three months ended March 31, 2022 and 2021, the Company recorded a gain of $21.0 million and $5.4 million, respectively, within Interest expense, net, related to changes in the fair value of its derivative instruments.

Forward Contracts

As of March 31, 2022, the Company had open euro forward contracts to hedge foreign currency exposure on a total of €17.4 million with maturities in fiscal year 2022. As of December 31, 2021, the Company had no open euro forward contracts. During the three months ended March 31, 2022 and 2021, the changes in fair value of the forward contracts were immaterial for both periods.

Warrant Liability

As of March 31, 2022 and December 31, 2021, 7,333,333 private placement warrants, which were owned by Conyers Park II Sponsor LLC (“CP Sponsor”), remained outstanding at fair value of $6.7 million and $22.2 million, respectively. The warrant liability was remeasured to fair value with adjustment of $15.4 million and $5.5 million reflected in “Change in fair value of warrant liability” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the three months ended March 31, 2022 and 2021, respectively. The warrant liability is stated at fair value at each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Income (Loss) until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

The Company previously valued its private placement warrants using a Black-Scholes Model. The private placement warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. They are now Level 2. As of March 31, 2022, based on the period of time the public warrants have now been trading, the Company determined the fair value of the liability classified private placement warrants by approximating the value with the share price of the public warrants as of March 31, 2022, which is inherently less subjective and judgmental given it is based on observable inputs. Therefore, the value of the private placement warrants are now measured at an indirectly observable quoted price in active markets for the public warrants. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

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

As of March 31, 2022, the maximum potential payment outcomes were $283.7 million. The following table summarizes the changes in the carrying value of estimated contingent consideration liabilities:

	March 31,
(in thousands)	2022	2021
Beginning of the period	$58,366	$45,901
Fair value of acquisitions	510	2,692
Changes in fair value	2,134	(584)
Measurement period adjustments	—	(1,181)
Foreign exchange translation effects	(106)	13
End of the period	$60,904	$46,841

Long-term Debt

The following table sets forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at March 31, 2022
Term Loan Facility	$1,308,438	$1,396,921
Notes	775,000	841,581
Government loans for COVID-19 relief	4,943	5,246
Other	1,758	1,758
Total long-term debt	$2,090,139	$2,245,506

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2021
Term Loan Facility	$1,311,750	$1,406,552
Notes	775,000	894,611
Government loans for COVID-19 relief	5,212	5,615
Other	1,113	1,113
Total long-term debt	$2,093,075	$2,307,891

6. Related Party Transactions

Overlapping Directors

Nine members of the board of directors of the Company serve as a member of the board of directors of eight clients of the Company.

The information below details the Company’s financial relationships with those clients as of and for the periods indicated:

	Revenues		Accounts Receivable
	March 31,		As of March 31,	As of December 31,
(in thousands)	2022	2021	2022	2021
Client 1	$375	$—	$151	$176
Client 2	134	217	138	190
All other clients	351	2,761	196	170
Total	$860	$2,978	$485	$536

Investment in Unconsolidated Affiliates

During the three months ended March 31, 2022 and 2021, the Company recognized revenues of $3.8 million and $4.7 million, respectively, from a parent company of an unconsolidated affiliate. Accounts receivable from this client were $2.0 million and $2.4 million as of March 31, 2022 and December 31, 2021, respectively.

7. Income Taxes

The Company’s effective tax rates were 34.0% and 145.6% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate is based upon the estimated income or loss before taxes for the year, by jurisdiction, and adjusted for estimated permanent tax adjustments. The fluctuation in the Company’s effective tax rate was primarily due to the three month pretax book income differences and the application of the shortfall of $1.1 million of stock-based compensation for the three months ended March 31, 2022.

8. Segments

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

(in thousands)	Sales	Marketing	Total
Three Months Ended March 31, 2022
Revenues	$591,969	$322,839	$914,808
Depreciation and amortization	$40,969	$16,799	$57,768
Operating income	$18,973	$4,051	$23,024
Three Months Ended March 31, 2021
Revenues	$534,324	$256,697	$791,021
Depreciation and amortization	$42,564	$17,049	$59,613
Operating income	$35,148	$2,440	$37,588

9. Commitments and Contingencies

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

Arbitration Proceedings Related to Take 5

In August 2019, as a result of the Take 5 Matter, the Company provided a written indemnification claim notice to the sellers of Take 5 (the “Take 5 Sellers”) seeking monetary damages (including interest, fees and costs) based on allegations of breach of the asset purchase agreement (the “Take 5 APA”), as well as fraud. In September 2019, the Take 5 Sellers initiated arbitration proceedings against the Company, alleging breach of the Take 5 APA as a result of the Company’s decision to terminate the operations of the Take 5 business, and seeking monetary damages equal to all unpaid earn-out payments under the Take 5 APA (plus interest, fees and costs). In 2020, the Take 5 sellers amended their statement of claim to allege defamation, relating to statements the Company made to customers in connection with terminating the operations of the Take 5 business, and seeking monetary damages for the alleged injury to their reputation. The Company filed its response to the Take 5 Sellers’ claims, and asserted indemnification, fraud and other claims against the Take 5 Sellers as counterclaims and cross-claims in the arbitration proceedings. The Company is currently unable to estimate the potential impact related to these arbitration proceedings, but the Company has retained outside counsel to represent the Company in these matters and intends to vigorously pursue the Company’s interests. The arbitration hearing for this matter commenced in the first quarter of 2022 and re-commenced during the second quarter of 2022; however, the Company does not know when the Company will receive a decision from the arbitrator.

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

10. Redeemable Noncontrolling Interest

The Company is party to a put and call option agreement with respect to the common securities that represent the remaining noncontrolling interest from a majority-owned subsidiary, which was established through a majority-owned international joint venture. The put and call option agreement representing 20% of the total outstanding noncontrolling equity interest of that subsidiary, may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in 2026 and expiring in 2028. The redemption value of the put and call option agreement is based on a multiple of the majority-owned subsidiary earnings before interest, taxes, depreciation and amortization subject to certain adjustments. The noncontrolling interest is subject to a put option that is outside of the Company’s control, and is presented as redeemable non-controlling interest in the temporary equity section of the Condensed Consolidated Balance Sheets. The Company recorded its redeemable noncontrolling interest at fair value on the date of the related business combination transaction and recognizes changes in the redemption value at the end of each reporting period. The carrying value of the redeemable noncontrolling interest was $1.8 million as of March 31, 2022.

(in thousands)	March 31, 2022
Beginning Balance	$1,893
Net income attributable to redeemable noncontrolling interests	10
Foreign currency translation adjustment	(54)
Ending Balance	$1,849

11. Stock-Based Compensation

The Company has issued nonqualified stock options, restricted stock units, and performance restricted stock units under the Advantage Solutions Inc. 2020 Incentive Award Plan (the “Plan”). The Company’s restricted stock units and performance restricted stock units, as described below, are expensed and reported as non-vested shares. The Company recognized stock-based compensation expense of $7.8 million and $9.9 million during the three months ended March 31, 2022 and 2021, respectively. The related deferred tax benefit for stock-based compensation recognized was $1.5 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively.

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

During the first quarter of 2022, the Compensation Committee determined that the achievement of the performance objective applicable to the PSU EBITDA 2021 objective was 64.6% of target and the achievement of the performance objective applicable to the PSU Revenues 2021 objective was 126.2% of target. In the first quarter of 2022, the Compensation Committee determined that the PSU EBITDA and Revenue metrics will be measured separately when determining whether above-target performance has been maintained for future year performance. Such determination is applicable to the PSUs grants made in 2021 and in 2022. As a result, the 26.2% above-target performance on Revenues for 2021 must be maintained in 2022 and 2023 in order for the corresponding above-target PSUs to vest in January 2024. Assuming there is no decline in performance with respect to Revenues in 2022 and 2023, an amount equal to approximately 9.2% of the target number of PSUs granted in January 2021 will vest in full in January 2024 as a result of the above-target Revenue performance for fiscal 2021. The performance period for those awards ended on December 31, 2021 but remain subject to service-based vesting conditions.

Under the provision of ASC 718, the Company determined that 2021 PSUs granted were modified as of March 11, 2022 related to 205,834 above-target Revenue Metric PSUs. The stock-based compensation expense for such modification was accounted for as a cancellation of the original award and the issuance of a new award using the fair value of the award on the date of modification, resulting in a $1.1 million gain upon cancellation during the three months ended March 31, 2022 and an intrinsic value associated with the new award of $1.2 million that will be recognized over the remaining service-based vesting term.

The fair value of PSU grants is equal to the closing price of the Company's Class A common stock on the date of the applicable grant. The maximum potential remaining expense if the Maximum Goals were met for these awards has been provided in the table below.

Recognition of expense associated with performance-based stock is not permitted until achievement of the performance targets are probable of occurring.

(in thousands, except share and per share data) Performance Period	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Fair Value per Share	Maximum Potential Expense to be Recognized	Maximum Potential Remaining Expense to be Recognized
January 1, 2022— December 31, 2022	2,175,252	4,350,503	6,525,755	$5.99	$38,097	2.5 years
January 1, 2021— December 31, 2021	1,597,725	1,597,725	1,597,725	$12.04	$10,239	1.8 years

The following table summarizes the PSU activity for the three months ended March 31, 2022:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	2,609,079	$13.07
Granted	4,350,503	$5.99
Distributed	621,009	$13.23
Forfeited	42,987	$12.97
PSU performance adjustment	(347,358)	$11.26
Outstanding at March 31, 2022	5,948,228	$7.61

Restricted Stock Units

Restricted stock units (“RSUs”) are subject to the recipient’s continued service to the Company. The RSUs are generally scheduled to vest over three years and are subject to the provisions of the agreement under the Plan.

During the three months ended March 31, 2022, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	3,660,553	$10.64
Granted	5,333,558	$5.99
Vested	520,427	$13.22
Forfeited	154,218	$9.77
Outstanding at March 31, 2022	8,319,466	$7.53

As of March 31, 2022, the total remaining unrecognized compensation cost related to RSUs amounted to $16.5 million, which will be amortized over the weighted-average remaining requisite service periods of 2.7 years.

Stock Options

Pursuant to the Plan, a total of 945,664 non-qualified stock options were granted during the three months ended March 31, 2022 and 1,206,988 remained outstanding as of March 31, 2022 with a weighted average exercise price of $6.68.

The fair value of the employee stock options granted was estimated using the following weighted average assumptions for the three months ended:

March 31,
2022
Share Price	$5.99
Dividend yield	0.0%
Expected volatility	30.0%
Risk-free interest rate	2.0%
Expected term (years)	6.5

As of March 31, 2022, the Company had approximately $2.2 million of total unrecognized compensation expense related to stock options, net of related forfeiture estimates, which the Company expects to recognize over a weighted-average period of approximately 2.7 years. The intrinsic value of all outstanding options as of March 31, 2022 was $0.4 million based on the market price of the Company's Class A common stock of $6.38 per share.

12. Earnings Per Share

The Company calculates earnings per share using a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) attributable to stockholders of the Company by the weighted-average shares of common stock outstanding without the consideration for potential dilutive shares of common stock. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of performance stock units, restricted stock units, public and private placement warrants, the employee stock purchase plan and stock options. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding and the potential dilutive shares of common stock for the period determined using the treasury stock method and if-converted method, as applicable. During periods of net loss, diluted loss per share is equal to basic loss per share because the antidilutive effect of potential common shares is disregarded.

The following is a reconciliation of basic and diluted net earnings (loss) per common share:

	Three Months Ended March 31,
(in thousands, except share and earnings per share data)	2022	2021
Basic earnings per share computation:
Numerator:
Net income (loss) attributable to stockholders of Advantage Solutions Inc.	$18,965	$(116)
Denominator:
Weighted average common shares - basic	317,784,656	317,601,345
Basic earnings (loss) per common share	$0.06	$(0.00)
Diluted earnings per share computation:
Numerator:
Net income (loss) attributable to stockholders of Advantage Solutions Inc.	$18,965	$(116)
Denominator:
Weighted average common shares outstanding	317,784,656	317,601,345
Performance Stock Units	120,144	—
Restricted Stock Units	668,291	—
Employee stock purchase plan and stock options	147,991	—
Weighted average common shares - diluted	318,721,082	317,601,345
Diluted earnings (loss) per common share	$0.06	$(0.00)

The Company had 7,333,333 private placement warrants, which were owned by CP Sponsor, and 11,244,988 public warrants to purchase Class A common stock at $11.50 per share outstanding at March 31, 2022, which have been excluded in the calculation of diluted earnings per common share as the weighted average market price of the common stock during the three months ended March 31, 2022 did not exceed the exercise price of the warrants.

The Company had 7,333,333 private placement warrants, which were owned by CP Sponsor, and 11,249,992 public warrants to purchase Class A common stock at $11.50 per share outstanding at March 31, 2021, which have been excluded in the calculation of diluted net loss per common share, as the effect would be antidilutive due to losses incurred.

13. Subsequent Events

Subsequent to March 31, 2022, the Company completed two acquisitions of marketing agencies. The aggregate cash paid for these consummated acquisitions was $66.6 million. The Company has determined that the purchase price allocation related to these acquisitions is impractical to report as of the date of the issuance of these condensed consolidated financial statements. Purchase price allocations are considered preliminary and subject to adjustment during the measurement period, which is up to one year from the acquisition date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain such terms. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in Part II, Item 1A “Risk Factors” of this report. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Through our sales segment, which generated approximately 64.7% and 67.5% of our total revenues in the three months ended March 31, 2022 and 2021, respectively, we offer headquarter sales representation services to consumer goods manufacturers, for whom we prepare and present to retailers a business case to increase distribution of manufacturers’ products and optimize how they are displayed, priced and promoted. We also make in-store merchandising visits for both manufacturer and retailer clients to ensure the products we represent are adequately stocked and properly displayed.

Through our marketing segment, which generated approximately 35.3% and 32.5% of our total revenues in the three months ended March 31, 2022 and 2021, respectively, we help brands and retailers reach consumers through two main categories within the marketing segment. The first and largest category is our retail experiential business, also known as in-store sampling or demonstrations, where we manage highly customized large-scale sampling programs (both in-store and online) for leading retailers. The second category is our collection of specialized agency services, in which we provide private label services to retailers and develop granular marketing programs for brands and retailers through our shopper, consumer and digital marketing agencies.

Business Combination with Conyers Park

On October 28, 2020 (the “Closing Date”), Conyers Park II Acquisition Corp. (“Conyers Park”), a Delaware corporation, consummated a merger with ASI Intermediate Corp. (“ASI”), formerly known as Advantage Solutions Inc, with ASI surviving the merger as a wholly owned subsidiary of Conyers Park (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). On the Closing Date, and in connection with the closing of the Transactions (the “Closing”), Conyers Park changed its name to Advantage Solutions Inc.

Impacts of the COVID-19 Pandemic

Beginning in March 2020 and continuing through the first quarter of 2021, our services experienced the effects from reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by services and geography, the spending reductions impacted all of our services and markets. Globally, the most impacted services were our experiential services. Most services began to improve in April 2021, and the improvement has continued through the first quarter of 2022.

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

Summary

Our financial performance for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 includes:

•
Revenues increased by $123.8 million, or 15.6%, to $914.8 million;
•
Operating income decreased by $14.6 million, or 38.7%, to $23.0 million;
•
Net income increased by $18.1 million to $17.5 million;
•
Adjusted Net Income increased by $2.9 million, or 6.2%, to $49.1 million; and
•
Adjusted EBITDA decreased by $14.7 million, or 13.2%, to $96.7million.

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
•
Acquisitions. We have grown and expect to continue to grow our business in part by acquiring quality businesses, both domestic and international. Excluding the acquisition of Daymon Worldwide Inc., we have completed 72 acquisitions from January 2014 to May 10, 2022, ranging in purchase prices from approximately $0.3 million to $98.5 million. Many of our acquisition agreements include contingent consideration arrangements, which are described below. We have completed acquisitions at what we believe are attractive purchase prices and have regularly structured our agreements to result in the generation of long-lived tax assets, which have in turn reduced our effective purchase prices when incorporating the value of those tax assets. We continue to look for strategic acquisitions that can be completed at attractive purchase prices.
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
•
Depreciation and Amortization. As a result of the acquisition of our business by Karman Topco L.P. (“Topco”) on July 25, 2014 (the “2014 Topco Acquisition”), we acquired significant intangible assets, the value of which is amortized, on a straight-line basis, over 15 years from the date of the 2014 Topco Acquisition, unless determined to be indefinite-lived. The amortization of such intangible assets recorded in our consolidated financial statements has a significant impact on our operating income (loss) and net income (loss). Our historical acquisitions have increased, and future acquisitions likely will increase, our intangible assets. We do not believe the amortization expense associated with the intangibles created from our purchase accounting adjustments reflect a material economic cost to our business. Unlike depreciation expense which has an economic cost reflected by the fact that we must re-invest in property and equipment to maintain the asset base delivering our results of operations, we do not have any capital re-investment requirements associated with the acquired intangibles, such as client relationships and trade names, that comprise the majority of the finite-lived intangibles that create our amortization expense.
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

In general, when we acquire a business, the acquisition includes a contingent consideration arrangement (e.g., an earn-out provision) and, accordingly, we separately track the relevant metrics associated with the earnout agreement of the acquired business. In such cases, we consider revenues generated by such a business during the 12 months following its acquisition to be acquired revenues. For example, if we completed an acquisition on July 1, 2021 for a business that included a contingent consideration arrangement, we would consider revenues from the acquired business from July 1, 2021 to June 30, 2022 to be acquired revenues. We generally consider growth attributable to the financial performance of an acquired business after the 12-month anniversary of the date of acquisition to be organic.

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

Other (Income) Expenses

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents a non-cash (income) expense resulting from a fair value adjustment to warrant liability with respect to the private placement warrants. Based on the period of time the public warrants have now been trading, we determined the fair value of the liability classified private placement warrants by approximating the value with the share price of the public warrants at the respective period end, which is inherently less subjective and judgmental given it is based on observable inputs. Previously, the fair value of the warrant liability was based on the input assumptions used in the Black-Scholes option pricing model, including our stock price at the end of the reporting period, the implied volatility or other inputs to the model and the number of private placement warrants outstanding, which may vary from period to period. As of March 31, 2022, based on the period of time the public warrants have now been trading, the Company determined the fair value of the liability classified private placement warrants by approximating the value with the share price of the public warrants as of March 31, 2022. We believe these amounts are not correlated to future business operations.

Interest Expense

Interest expense relates primarily to borrowings under the Senior Secured Credit Facilities as described below. See “ —Liquidity and Capital Resources.”

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

Depreciation Expense

Depreciation expense relates to the property and equipment that we own, which represented less than 1% of our total assets at March 31, 2022 and 2021, respectively.

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

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net income (loss) before (i) impairment of goodwill and indefinite-lived assets, (ii) amortization of intangible assets, (iii) equity based compensation of Topco, (iv) changes in fair value of warrant liability, (v) fair value adjustments of contingent consideration related to acquisitions, (vi) acquisition-related expenses, (vii) costs associated with COVID-19, net of benefits received, (viii) EBITDA for economic interests in investments, (ix) restructuring expenses, (x) litigation expenses (recovery), (xi) costs associated with the Take 5 Matter, (xii) other adjustments that management believes are helpful in evaluating our operating performance and (xiii) related tax adjustments.

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

Adjusted EBITDA and Adjusted EBITDA by Segment

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means net income (loss) before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) equity based compensation of Topco, (vii) changes in fair value of warrant liability, (viii) stock-based compensation expense, (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition-related expenses, (xi) costs associated with COVID-19, net of benefits received, (xii) EBITDA for economic interests in investments, (xiii) restructuring expenses, (xiv) litigation expenses (recovery), (xv) costs associated with the Take 5 Matter and (xvi) other adjustments that management believes are helpful in evaluating our operating performance.

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

Results of Operations for the Three Months Ended March 31, 2022 and 2021

The following table sets forth items derived from the Company’s consolidated statements of operations for the three months ended March 31, 2022 and 2021 in dollars and as a percentage of total revenues.

	Three Months Ended March 31,
(amounts in thousands)	2022		2021
Revenues	$914,808	100.0%	$791,021	100.0%
Cost of revenues	785,943	85.9%	653,339	82.6%
Selling, general, and administrative expenses	48,073	5.3%	40,481	5.1%
Depreciation and amortization	57,768	6.3%	59,613	7.5%
Total expenses	891,784	97.5%	753,433	95.2%
Operating income	23,024	2.5%	37,588	4.8%
Other (income) expenses:
Change in fair value of warrant liability	(15,442)	(1.7)%	5,526	0.7%
Interest expense, net	11,883	1.3%	30,865	3.9%
Total other (income) expenses	(3,559)	(0.4)%	36,391	4.6%
Income before income taxes	26,583	2.9%	1,197	0.2%
Provision for income taxes	9,049	1.0%	1,743	0.2%
Net income (loss)	$17,534	1.9%	$(546)	(0.1)%
Other Financial Data
Adjusted Net Income(1)	$49,115	5.4%	$46,264	5.8%
Adjusted EBITDA(1)	$96,739	10.6%	$111,428	14.1%

(1)
Adjusted Net Income and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA and reconciliations of net income (loss) to Adjusted Net Income and Adjusted EBITDA, see “—Non-GAAP Financial Measures.”

Comparison of the Three Months Ended March 31, 2022 and 2021

Revenues

	Three Months Ended March 31,		Change
(amounts in thousands)	2022	2021	$	%
Sales	$591,969	$534,324	$57,645	10.8%
Marketing	322,839	256,697	66,142	25.8%
Total revenues	$914,808	$791,021	$123,787	15.6%

Total revenues increased by $123.8 million, or 15.6%, during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

The sales segment revenues increased $57.6 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, of which $47.9 million were revenues from acquired businesses. Excluding revenues from acquired businesses and unfavorable foreign exchange rates of $5.0 million, the segment experienced an increase of $14.7 million in organic revenues primarily due to our European joint venture which experienced continued recoveries from temporary reduction in services as a result of the COVID-19 pandemic and growth in our retail merchandising services.

The marketing segment revenues increased $66.1 million during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021, of which $2.1 million were revenues from acquired businesses. Excluding revenues from acquired businesses, the segment experienced an increase of $64.0 million in organic revenues. The increase in revenues was primarily due to an increase in our in-store product demonstration and sampling services which continue to recover from the temporary suspensions as a result of the COVID-19 pandemic, partially offset by a decrease in certain of our media services.

Cost of Revenues

Cost of revenues as a percentage of revenues for the three months ended March 31, 2022 was 85.9%, as compared to 82.6% for the three months ended March 31, 2021. The increase as a percentage of revenues was largely attributable to the change in the revenue mix of our services as a result of recoveries from the COVID-19 pandemic and acquired businesses, the ongoing investment in recruiting, labor and wage spend, and an increase in self-insured medical claims.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the three months ended March 31, 2022 was 5.3% compared to 5.1% for the three months ended March 31, 2021, which stayed relatively consistent year over year.

Depreciation and Amortization Expense

Depreciation and amortization expense stayed relatively consistent at $57.8 million for the three months ended March 31, 2022 compared to $59.6 million for the three months ended March 31, 2021.

Operating Income

	Three Months Ended March 31,		Change
(amounts in thousands)	2022	2021	$	%
Sales	$18,973	$35,148	$(16,175)	(46.0)%
Marketing	4,051	2,440	1,611	66.0%
Total operating income	$23,024	$37,588	$(14,564)	(38.7)%

In the sales segment, the decrease in operating income during the three months ended March 31, 2022 was primarily attributable to ongoing investments in labor and wage spend and an increase in the amount of self-insured medical claims.

In the marketing segment, the increase in operating income during the three months ended March 31, 2022 was primarily attributable to the growth in revenues as described above.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents $21.0 million of non-cash gain resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the three months ended March 31, 2022, approximating the fair value with the warrant price of the public warrants.

Interest Expense, net

Interest expense decreased $19.0 million, or 61.5%, to $11.9 million for the three months ended March 31, 2022, from $30.9 million for the three months ended March 31, 2021. The decrease in interest expense, net was primarily due to the decrease in fair value changes in derivatives instruments.

Provision for Income Taxes

Provision for income taxes was $9.0 million for the three months ended March 31, 2022 as compared to $1.7 million for the three months ended March 31, 2021. The fluctuation was primarily attributable to the greater pre-tax income for the three months ended March 31, 2022.

Net Income

Net income was $17.5 million for the three months ended March 31, 2022, compared to net loss of $0.5 million for the three months ended March 31, 2021. The increase in net income was primarily driven by the decrease in change in fair value of warrant liability and interest expense as described above, partially offset by the decrease in operating income and increase in the provision for income taxes.

Adjusted Net Income

The increase in Adjusted Net Income for the three months ended March 31, 2022 was attributable to the decrease in change in fair value of warrant liability, interest expense, net, partially offset by the provision for income taxes as described above. For a reconciliation of Adjusted Net Income to Net income (loss), see “ —Non-GAAP Financial Measures.”

Adjusted EBITDA and Adjusted EBITDA by Segment

	Three Months Ended March 31,		Change
(amounts in thousands)	2022	2021	$	%
Sales	$68,233	$84,076	$(15,843)	(18.8)%
Marketing	28,506	27,352	1,154	4.2%
Total Adjusted EBITDA	$96,739	$111,428	$(14,689)	(13.2)%

Adjusted EBITDA decreased $14.7 million, or 13.2%, to $96.7 million for the three months ended March 31, 2022, from $111.4 million for the three months ended March 31, 2021. The decrease in Adjusted EBITDA was primarily attributable to the increase in cost of revenues as described above. For a reconciliation of Adjusted EBITDA to net income, see “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net income (loss) before (i) impairment of goodwill and indefinite-lived assets, (ii) amortization of intangible assets, (iii) equity based compensation of Topco, (iv) change in fair value of warrant liability, (v) fair value adjustments of contingent consideration related to acquisitions, (vi) acquisition-related expenses, (vii) costs associated with COVID-19, net of benefits received, (viii) EBITDA for economic interests in investments, (ix) restructuring expenses, (x) litigation expenses (recovery), (xi) costs associated with the Take 5 Matter, (xii) other adjustments that management believes are helpful in evaluating our operating performance and (xiii) related tax adjustments.

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

A reconciliation of Adjusted Net Income to Net income (loss) is provided in the following table:

	Three Months Ended March 31,
	2022	2021
(in thousands)
Net income (loss)	$17,534	$(546)
Less: Net income attributable to noncontrolling interest	(1,431)	(430)
Add:
Equity based compensation of Topco(a)	(2,795)	(2,814)
Change in fair value of warrant liability	(15,442)	5,526
Fair value adjustments related to contingent consideration related to acquisitions(c)	2,134	(1,043)
Acquisition-related expenses(d)	9,585	5,146
Restructuring expenses(e)	643	4,096
Litigation expenses (recovery)(f)	—	(818)
Amortization of intangible assets(g)	50,277	49,438
Costs associated with COVID-19, net of benefits received(h)	1,574	1,293
Costs associated with the Take 5 Matter(j)	1,087	901
Tax adjustments related to non-GAAP adjustments(k)	(16,913)	(15,345)
Adjusted Net Income	$49,115	$46,264

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means net income (loss) before (i) interest expense, net, (ii) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) equity based compensation of Topco, (vii) change in fair value of warrant liability, (viii) stock-based compensation expense, (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition-related expenses, (xi) costs associated with COVID-19, net of benefits received, (xii) EBITDA for economic interests in investments, (xiii) restructuring expenses, (xiv) litigation expenses (recovery), (xv) costs associated with the Take 5 Matter and (xvi) other adjustments that management believes are helpful in evaluating our operating performance.

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

A reconciliation of Adjusted EBITDA to Net income (loss) is provided in the following table:

Consolidated	Three Months Ended March 31,
	2022	2021
(in thousands)
Net income (loss)	$17,534	$(546)
Add:
Interest expense, net	11,883	30,865
Provision for income taxes	9,049	1,743
Depreciation and amortization	57,768	59,613
Equity based compensation of Topco(a)	(2,795)	(2,814)
Change in fair value of warrant liability	(15,442)	5,526
Stock-based compensation expense(b)	7,771	8,655
Fair value adjustments related to contingent consideration related to acquisitions(c)	2,134	(1,043)
Acquisition-related expenses(d)	9,585	5,146
EBITDA for economic interests in investments(k)	(4,052)	(1,189)
Restructuring expenses(e)	643	4,096
Litigation expenses (recovery)(f)	—	(818)
Costs associated with COVID-19, net of benefits received(h)	1,574	1,293
Costs associated with the Take 5 Matter(j)	1,087	901
Adjusted EBITDA	$96,739	$111,428

Financial information by segment, including a reconciliation of Adjusted EBITDA by segment to operating income, the closest GAAP financial measure, is provided in the following table:

Sales Segment	Three Months Ended March 31,
	2022	2021
(in thousands)
Operating income	$18,973	$35,148
Add:
Depreciation and amortization	40,969	42,564
Equity based compensation of Topco(a)	(1,652)	(1,838)
Stock-based compensation expense(b)	4,758	4,694
Fair value adjustments related to contingent consideration related to acquisitions(c)	803	778
Acquisition-related expenses(d)	7,314	3,320
EBITDA for economic interests in investments(k)	(4,207)	(1,487)
Restructuring expenses(e)	819	780
Litigation expenses (recovery)(f)	—	(516)
Costs associated with COVID-19, net of benefits received(h)	456	633
Sales Segment Adjusted EBITDA	$68,233	$84,076

Marketing Segment	Three Months Ended March 31,
	2022	2021
(in thousands)
Operating income	$4,051	$2,440
Add:
Depreciation and amortization	16,799	17,049
Equity based compensation of Topco(a)	(1,143)	(976)
Stock-based compensation expense(b)	3,013	3,961
Fair value adjustments related to contingent consideration related to acquisitions(c)	1,331	(1,821)
Acquisition-related expenses(d)	2,271	1,826
EBITDA for economic interests in investments(k)	155	298
Restructuring expenses(e)	(176)	3,316
Litigation expenses (recovery)(f)	—	(302)
Costs associated with COVID-19, net of benefits received(h)	1,118	660
Costs associated with the Take 5 Matter(j)	1,087	901
Marketing Segment Adjusted EBITDA	$28,506	$27,352

(a)

Represents expenses related to (i) equity-based compensation expense associated with grants of Common Series D Units of Topco made to one of the Advantage Sponsors (as defined below) and (ii) equity-based compensation expense associated with the Common Series C Units of Topco.

(b)	Represents non-cash compensation expense related to the 2020 Incentive Award Plan and the 2020 Employee Stock Purchase Plan.
(c)

Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions. See Note 5—Fair Value of Financial Instruments to our unaudited condensed financial statements for the three months ended March 31, 2022 and 2021.

(d)

Represents fees and costs associated with activities related to our acquisitions and restructuring activities related to our equity ownership, including transaction bonuses paid in connection with the Transactions, professional fees, due diligence, and integration activities.

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

(i)	Represents costs associated with the Take 5 Matter, primarily, professional fees and other related costs, for the three months ended March 31, 2022 and 2021, respectively.
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

Cash Flows

A summary of our cash operating, investing and financing activities are shown in the following table:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash (used in) provided by operating activities	$(23,955)	$29,887
Net cash used in investing activities	(12,239)	(19,281)
Net cash used in financing activities	(2,017)	(54,514)
Net effect of foreign currency fluctuations on cash	(1,485)	(2,234)
Net change in cash, cash equivalents and restricted cash	$(39,696)	$(46,142)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 consisted of net income of $16.9 million adjusted for certain non-cash items, including depreciation and amortization of $57.8 million and effects of changes in working capital. Net cash provided by operating activities during the three months ended March 31, 2021 consisted of net loss of $0.5 million adjusted for certain non-cash items, including depreciation and amortization of $59.6 million and effects of changes in working capital. The increase in cash used in operating activities during the three months ended March 31, 2022 relative to the same period in 2021 was primarily due to increased working capital requirements to stand up services during the three months ended March 31, 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 primarily consisted of the purchase of businesses, net of cash acquired of $1.8 million and purchase of property and equipment of $10.4 million. Net cash used in investing activities during the three months ended March 31, 2021 primarily consisted of the purchase of businesses, net of cash acquired of $14.0 million and purchase of property and equipment of $5.2 million.

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

Cash flows used in financing activities during the three months ended March 31, 2022 were primarily related to borrowings of $9.3 million, and offset by repayment of $9.0 million, on our lines of credit, payment of principal on our Term Loan Facility of $3.3 million, partially offset by $1.7 million related to proceeds from the issuance of Class A common stock. Cash flows used in financing activities during the three months ended March 31, 2021 were primarily related to repayment of $50.0 million on the Revolving Credit Facility and payment of principal on our Term Loan Facility of $3.3 million.

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

Revolving Credit Facility

Our Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $400.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under our Revolving Credit Facility then in effect. Loans under the Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A., is administrative agent and ABL Collateral Agent. The Revolving Credit Facility is scheduled to mature in October 2025. We may use borrowings under the Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments. As of March 31, 2022, we had unused capacity under our Revolving Credit Facility available to us of $400.0 million, subject to borrowing base limitations (without giving effect to approximately $54.8 million of outstanding letters of credit and the borrowing base limitations for additional borrowings).

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

On October 28, 2021, the Borrower and Holdings entered into the First Amendment to ABL Revolving Credit Agreement (the “ABL Amendment”), which amended the ABL Revolving Credit Agreement, dated October 28, 2020, by and among the Borrower, Holdings, the lenders from time to time party thereto and Bank of America, as administrative agent. The ABL Amendment was entered into by the Borrower to amend certain terms and provisions, including (i) reducing the interest rate floor for Eurocurrency rate loans from 0.50% to 0.00% and base rate loans from 1.50% to 1.00%, and (ii) updating the provisions by which U.S. Dollar LIBOR will eventually be replaced with the Secured Oversight Financing Rate (“SOFR”) or another interest rate benchmark to reflect the most recent standards and practices used in the industry.

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

Cash and Cash Equivalents Held Outside the United States

As of March 31, 2022 and December 31, 2021, $69.9 million and $86.2 million, respectively, of our cash and cash equivalents and marketable securities were held by foreign subsidiaries. As of March 31, 2022, and December 31, 2021, $40.8 million and $40.0 million, respectively, of our cash and cash equivalents and marketable securities were held by foreign branches.

We assessed our determination as to our indefinite reinvestment intent for certain of our foreign subsidiaries and recorded a deferred tax liability of approximately $2.5 million of withholding tax as of December 31, 2021 for unremitted earnings in Canada with respect to which the Company does not have an indefinite reinvestment assertion. We will continue to evaluate our cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds from the foreign subsidiaries except for Canada. We have continued to assert indefinite reinvestment on all other earnings as it is necessary for continuing operations and to grow the business. If at a point in the future our assertion changes, we will evaluate tax-efficient means to repatriate the income. In addition, we expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are included in our Annual Report on Form 10-K filed March 1, 2022 for the year ended December 31, 2021 and did not materially change during the three months ended March 31, 2022.

Recently Issued Accounting Pronouncements

See the information set forth in Note 1, Organization and Significant Accounting Policies – Recent Accounting Pronouncements, to our unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 included in “Part I, Financial Information—Item 1. Financial Statements” in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our exposure to foreign currency exchange rate fluctuations is primarily the result of foreign subsidiaries and foreign branches primarily domiciled in Europe and Canada. We use financial derivative instruments to hedge foreign currency exchange rate risks associated with our Canadian subsidiary.

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars, British pounds and euros, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated income before taxes would have decreased by approximately $0.5 million for the three months ended March 31, 2022.

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

As of March 31, 2022, we had interest rate cap contracts on an additional $650.0 million of notional value of principal from other financial institutions, with a maturity date of December 16, 2024 to manage our exposure to interest rate movements on variable rate credit facilities when one-month LIBOR on term loans exceeding a cap of 0.75%. The aggregate fair value of our interest rate caps represented an outstanding net asset of $31.2 million as of March 31, 2022.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the Term Loan Facility and Revolving Credit Facility would have resulted in an increase of $0.3 million in interest expense, net of gains from interest rate caps, for the three months ended March 31, 2022.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Employment-Related Matters

We have also been involved in various litigation, including purported class or representative actions with respect to matters arising under the U.S. Fair Labor Standards Act, California’s Labor Code (the “Labor Code”) and California’s Labor Code Private Attorneys General Act (“PAGA”). Many involve allegations for allegedly failing to pay wages and/or overtime, failing to provide meal and rest breaks and failing to pay reporting time pay, waiting time penalties and other penalties.

A former employee filed a complaint in California Superior Court, Santa Clara County in July 2017, which seeks civil damages and penalties on behalf of the plaintiff and similarly situated persons for various alleged wage and hour violations under the Labor Code, including failure to pay wages and/or overtime, failure to provide meal and rest breaks, failure to pay reporting time pay, waiting time penalties and penalties pursuant to PAGA. We filed a motion for summary judgment. The court granted our motion for summary judgment in March 2020, and the plaintiff filed an appeal of the court’s ruling in May 2020. We have retained outside counsel to represent us and intend to vigorously defend our interests in this matter.

A former employee filed a complaint in California Superior Court, Orange County in September 2019, which seeks damages, penalties and injunctive relief on behalf of the plaintiff and similarly situated persons for various alleged wage and hour violations under the Labor Code, including failure to pay wages and/or overtime, failure to provide meal and rest breaks, failure to reimburse employee expenses, failure to pay reporting time pay, failure to comply with wage statement requirements, waiting time penalties, violations of California law regarding post-employment nonsolicitation agreements and violations of California’s unfair competition law. In November 2019, the former employee filed a first amended complaint adding a claim for civil penalties on behalf of the plaintiff and similarly situated persons pursuant to PAGA based on the preceding allegations. Plaintiff’s counsel requested dismissal of the class and individual claims so that only the PAGA claim will remain, and the court granted such action. The parties have previously pursued mediation, and in the future the parties may pursue further mediation, other dispute resolutions approaches, or continue with the discovery or motion process on this litigation. We have retained outside counsel to represent us and intend to vigorously defend our interests in this matter.

Proceedings Relating to Take 5

The following proceedings relate to the Take 5 Matter, which is discussed in greater detail in “PART I, Financial Information —Item 1. Financial Statements—Note 9. Commitments and Contingencies” and “Risk Factors — Risks Related to the Company’s Business and Industry” in this Quarterly Report.

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

Arbitration Proceedings Related to Take 5

In August 2019, as a result of the Take 5 Matter, we provided a written indemnification claim notice to the sellers of Take 5, or the Take 5 Sellers, seeking monetary damages (including interest, fees and costs) based on allegations of breach of the asset purchase agreement, or Take 5 APA, as well as fraud. In September 2019, the Take 5 Sellers initiated arbitration proceedings in the state of Delaware against us, alleging breach of the Take 5 APA as a result of our decision to terminate the operations of the Take 5 business and seeking monetary damages equal to all unpaid earn-out payments under the Take 5 APA (plus interest fees and costs). In 2020, the Take 5 Sellers amended their statement of claim to allege defamation, relating to statements we made to customers in connection with terminating the operations of the Take 5 business, and seeking monetary damages for the alleged injury to their reputation. We have filed our response to the Take 5 Sellers’ claims and asserted indemnification, fraud and other claims against the Take 5 Sellers as counterclaims and cross-claims in the arbitration proceedings. We are currently unable to estimate the potential impact related to these arbitration proceedings, but we have retained outside counsel to represent us in these matters and are vigorously pursuing our interests. The arbitration hearing for this matter commenced in the first quarter of 2022 and re-commenced during the second quarter of 2022; however, the Company does not know when the Company will receive a decision from the arbitrator.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves risks. Before you make a decision regarding our securities, in addition to the risks and uncertainties discussed above under “Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Quarterly Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

Summary of Principal Risks Associated with Our Business

Set forth below is a summary of some of the principal risks we face:

•
the COVID-19 pandemic and the measures taken to mitigate its spread including its adverse effects on our business, results of operations, financial condition and liquidity;
•
market-driven wage changes or changes to labor laws or wage or job classification regulations, including minimum wage;
•
our ability to hire, timely train, and retain talented individuals for our workforce, and to maintain our corporate culture as we grow;
•
developments with respect to retailers that are out of our control;
•
our ability to continue to generate significant operating cash flow;
•
consolidation within the industry of our clients creating pressure on the nature and pricing of our services;

•
our reliance on continued access to retailers’ platforms; •consumer goods manufacturers and retailers reviewing and changing their sales, retail, marketing, and technology programs and relationships;
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
•
disruptions in global financial markets relating to terrorist attacks or geopolitical risk and the recent conflict between Russia and Ukraine;
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

Changes in labor laws related to employee hours, wages, job classification and benefits, including health care benefits, could adversely affect our business, financial condition or results of operations. As of March 31, 2022, we employed approximately 72,000 associates, many of whom are paid above, but near, applicable minimum wages, and their wages may be affected by changes in minimum wage laws.

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

A portion of the e-commerce services we provide involve the purchase and resale by us, as the vendor of record, of our clients’ products through retailer platforms. The control that retailers such as Amazon have over the access and fee structures and/or pricing for products on their platforms could impact the volume of purchases of these products made on their platform and our revenues from the provision of such e-commerce services. If such retailers establish terms that restrict the offering of these products on their platform, significantly impact the financial terms on which such products are offered, or do not approve the inclusion of such products on their platform, our business could be negatively impacted. Additionally, we also generally rely on a retailer’s payment processing services for purchases made on its platform by consumers. To the extent such payment processing services are offered to us on less favorable terms, or become unavailable to us for any reason, our costs of revenue with respect to this aspect of our business could increase, and our margins could be materially adversely impacted. We cannot assure you that we will be successful in maintaining access to these retailer platforms on commercially reasonable terms, or at all.

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
•
difficulties in integrating functional roles, processes and systems, including accounting systems; •challenges in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the two companies;
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

We have made substantial investments in joint ventures and minority investments and may use these and other similar methods to expand our service offerings and geographical coverage in the future. These arrangements typically involve other business services companies as partners that may be competitors of ours in certain markets. Joint venture agreements may place limitations or restrictions on our services. As part of our joint venture with, and investments in Smollan, we are restricted under certain circumstances from making direct acquisitions and otherwise expanding our service offerings into markets outside of North America and Europe. As a result of our acquisition of Daymon Worldwide Inc. pursuant to the terms of our arrangements with Smollan and our joint venture, Smollan and our joint venture may elect to purchase from us, and have purchased, certain Daymon business units that operate outside of North America. If Smollan or our joint venture do not elect to purchase those business units, we may, under certain circumstances, elect to retain, sell or discontinue those business units. The limitations and restrictions tied to our joint venture and minority investments limit our potential business opportunities and reduce the economic opportunity for certain prospective international investments and operations. Additionally, though we control our joint ventures, we may rely upon our equity partners or local management for operational and compliance matters associated with our joint ventures or minority investments. Moreover, our other equity partners and minority investments may have business interests, strategies or goals that are inconsistent with ours. Business decisions, including actions or omissions, of a joint venture or other equity partner or management for a business unit may adversely affect the value of our investment, result in litigation or regulatory action against us or adversely affect our growth and results of operations.

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
•
exposure to local or regional political conditions, including adverse tax policies and civil unrest;
•
the risks of a natural disaster, public health crisis (including the occurrence of a contagious disease or illness, such as the coronavirus), an outbreak of war (such as Russia's invasion of Ukraine), the escalation of hostilities and acts of terrorism in the jurisdictions in which we operate; and
•
the disparate impact of the COVID-19 pandemic, including the measures taken to mitigate its spread, across various jurisdictions.

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

The ongoing conflict between Russia and Ukraine may adversely affect our business and results of operations.

Given the nature of our business and our international operations, political, economic, and other conditions in foreign countries and regions, including geopolitical risks such as those arising from the current conflict between Russia and Ukraine, may adversely affect our business and results of operations. The broader consequences of this conflict, which may include further sanctions, embargoes, regional instability, and geopolitical shifts; disruptions to transportation and distribution routes, or strategic decisions to alter certain routes; potential retaliatory action by the Russian government against companies, including us, including nationalization of foreign businesses and/or assets in Russia; increased tensions between the United States and countries in which we operate; and the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted.

Additionally, we have a minority interest in a European company that owns majority interests in local agencies in Russia. In addition to the imposition of sanctions by the United States, the United Kingdom, and the European Union that affect the cross-border operations of businesses operating in Russia, Russian regulators have imposed currency restrictions and regulations that created uncertainty regarding our ability to recover our investment in operations in Russia, as well as our ability to exercise control or influence involving operations by the local agencies in Russia. As a result, we intend to use our influence to cause the European company to dispose of our ownership interests in the local agencies in Russia. Accordingly, we recorded pretax charges of $2.8 million in the first quarter of 2022, primarily consisting of our proportionate share of the net investment in our Russian interest in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

To the extent the current conflict between Russia and Ukraine adversely affects our business, particularly in Russia, it may also have the effect of heightening many other risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and business spending; disruptions to our information technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our prices, our ability to implement and execute our business strategy, disruptions in global supply chains, our exposure to foreign currency fluctuations, and constraints, volatility, or disruption in the capital markets, difficulty staffing and managing impacted operations, and the recoverability of assets in the region.

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

We have made acquisitions to complement and expand the services we offer and intend to continue to do so when attractive acquisition opportunities exist in the market. As a result of prior acquisitions, including the acquisition of our business in 2014 by our current parent entity, Topco, we have goodwill and intangible assets recorded on our balance sheet of $2.2 billion and $2.2 billion, respectively, as of March 31, 2022, as further described in Note 3 to our condensed consolidated financial statements for the three months ended March 31, 2022.

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

Inflation may adversely affect our operating results.

Inflationary factors such as increases in the labor costs, material costs and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation, including a continuation of inflation at the current rate, may have an adverse effect on our ability to maintain current levels of gross margin and general and administrative expenses as a percentage of total revenue, if we are unable to pass on these costs through increased prices, revised budget estimates, or offset them in other ways.

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

Our authorized capital stock consists of 3,290,000,000 shares of common stock and 10,000,000 shares of preferred stock, and as of May 9, 2022, certain equityholders of Topco (the “Advantage Sponsors”), Topco and Conyers Park II Sponsor LLC, an affiliate of Centerview Capital Management, LLC, which was Conyers Park’s sponsor prior to the Merger (the “CP Sponsor”), collectively own 254,310,000 shares, or 79.87% (including 65.56% held by Topco), of our outstanding common stock. Subject to applicable law, the Advantage Sponsors, through their direct ownership of our common stock and their ownership of equity interests of Topco, and the CP Sponsor are able to exert significant influence in the election of our directors and control actions to be taken by our stockholders, including amendments to our third amended and restated certificate of incorporation and approval of mergers, sales of substantially all of our assets, and other significant corporate transactions. It is possible that the interests of Topco, the Advantage Sponsors and the CP Sponsor may in some circumstances conflict with our interests and the interests of our other stockholders, including you.

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

•
limiting the ability of stockholders to call special meetings; •requiring all stockholder actions to be taken at a meeting of our stockholders;
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
•
issuances of capital stock;
•
global economic, legal, and regulatory factors unrelated to our performance, including the COVID-19 pandemic; or
•
the realization of any risks described in this Quarterly Report under “Risk Factors.”

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

In November 2021, our board of directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding Class A common stock (the “2021 Share Repurchase Program”). As of March 31, 2022, the remaining amount available for repurchase pursuant to the 2021 Share Repurchase Program is $87.4 million. However, we are not obligated to make any further purchases under the 2021 Share

Repurchase Program and we may suspend or permanently discontinue this program at any time or significantly reduce the amount of repurchases under the program. Any announcement of a suspension, discontinuance or reduction of this program may negatively impact our reputation and investor confidence.

The valuation of our private placement warrants could increase the volatility in our net income (loss) in our consolidated statements of earnings (loss).

The change in fair value of our private placement warrants is determined using the fair value of the liability classified private placement warrants by approximating the value with the share price of the public warrants. The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding private placement warrants issued in connection with the initial public offering of Conyers Park. Significant changes in share price of the public warrants may adversely affect the volatility in our net income (loss) in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

We have a significant amount of indebtedness. As of March 31, 2022, we had total indebtedness of $2.1 billion, excluding debt issuance costs, with an additional $54.8 million of letters of credit outstanding under our revolving credit facility. The agreements governing our indebtedness contain customary covenants that restrict us from taking certain actions, such as incurring additional debt, permitting liens on pledged assets, making investments, paying dividends or making distributions to equity holders, prepaying junior debt, engaging in mergers or restructurings, and selling assets, among other things, which may restrict our ability to successfully execute on our business plan. For a more detailed description of the covenants and material terms of our material indebtedness, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Quarterly Report.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional indebtedness, which could increase the risks associated with our indebtedness.

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, as of March 31, 2022, the agreements governing our indebtedness would have permitted us to borrow up to an additional $345.2 million under our revolving credit facility. In addition, we and our subsidiaries have, and will have, the ability to incur additional indebtedness as incremental facilities under our credit agreement and we or our subsidiaries may issue additional notes in the future. If additional debt is added to our current debt levels and our subsidiaries’ current debt levels, the related risks that we and they now face could increase.

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

Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. On a pro forma basis, assuming no other prepayments of the credit facility and that our revolving credit facility is fully drawn (and to the extent that LIBOR is in excess of the 0.00% and 0.75% floors applicable to our revolving credit facility and our term loan credit facility, respectively), each one-eighth percentage point change in interest rates would result in an approximately $0.3 million change in interest expense, net of gains from interest rate caps, for the three months ended March 31, 2022. In the future, we may enter into interest rate swaps that involve the exchange of floating- for fixed-rate interest payments in order to reduce interest rate volatility or risk. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully or effectively mitigate our interest rate risk.

We are subject to risks related to recent proposals for reform regarding LIBOR.

Certain of our financial arrangements, including the Senior Secured Credit Facilities were made at variable rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. However, in November 2020, the Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced that it intends to extend the cessation date for most LIBOR tenors to June 30, 2023. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee (the “ARRC”) of the Federal Reserve Board and the Federal Reserve Bank of New York. On July 29, 2021, the ARRC formally recommended the SOFR as its preferred alternative to LIBOR in derivatives and other financial contracts. However, there continues to be uncertainty regarding the nature of potential changes to and future utilization of specific LIBOR tenors, the development and acceptance of alternative reference rates, and other reforms. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.

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

ADVANTAGE SOLUTIONS INC.

By:	/s/ Jill Griffin
Jill Griffin
Chief Executive Officer (Principal Executive Officer)
Date:	May 10, 2022

By:	/s/ Brian Stevens
Brian Stevens
Chief Financial Officer and Chief Operating
Officer (Principal Financial Officer)
Date:	May 10, 2022