Form 10-Q
period 2022-06-30
Advantage Solutions Inc.
filed 2022-08-09
CIK 1776661

dr60.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 8, 2022, the registrant had 318,503,330 shares of Class A common stock outstanding.

Advantage Solutions Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(in thousands, except share and per share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$115,780	$164,622
Restricted cash	17,883	16,015
Accounts receivable, net of allowance for expected credit losses of $16,579 and $15,916, respectively	804,906	797,677
Prepaid expenses and other current assets	156,184	126,000
Total current assets	1,094,753	1,104,314
Property and equipment, net	68,416	63,696
Goodwill	2,247,466	2,206,004
Other intangible assets, net	2,200,957	2,287,514
Investments in unconsolidated affiliates	125,207	125,158
Other assets	108,186	67,582
Total assets	$5,844,985	$5,854,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$59,775	$14,397
Accounts payable	250,593	277,366
Accrued compensation and benefits	128,003	139,157
Other accrued expenses	141,120	164,133
Deferred revenues	48,501	50,467
Total current liabilities	627,992	645,520
Long-term debt, net of current portion	2,025,978	2,028,882
Deferred income tax liabilities	474,250	483,165
Warrant liability	1,833	22,189
Other long-term liabilities	111,695	92,218
Total liabilities	3,241,748	3,271,974
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	1,748	1,893

Equity attributable to stockholders of Advantage Solutions Inc.
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 318,465,449 and 316,963,552 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	32	32
Additional paid in capital	3,390,899	3,373,278
Accumulated deficit	(844,271)	(866,607)
Loans to Karman Topco L.P.	(6,351)	(6,340)
Accumulated other comprehensive loss	(16,362)	(4,479)
Treasury stock, at cost; 1,610,014 shares as of June 30, 2022 and December 31, 2021	(12,567)	(12,567)
Total equity attributable to stockholders of Advantage Solutions Inc.	2,511,380	2,483,317
Nonredeemable noncontrolling interest	90,109	97,084
Total stockholders’ equity	2,601,489	2,580,401
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$5,844,985	$5,854,268

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenues	$981,076	$849,954	$1,895,884	$1,640,975
Cost of revenues (exclusive of depreciation and amortization shown separately below)	841,790	698,226	1,627,733	1,351,565
Selling, general, and administrative expenses	52,576	46,607	100,649	87,088
Depreciation and amortization	58,444	62,674	116,212	122,287
Total operating expenses	952,810	807,507	1,844,594	1,560,940
Operating income	28,266	42,447	51,290	80,035
Other (income) expenses:
Change in fair value of warrant liability	(4,914)	(7,059)	(20,356)	(1,533)
Interest expense, net	28,188	37,189	40,071	68,054
Total other expenses (income)	23,274	30,130	19,715	66,521
Income before income taxes	4,992	12,317	31,575	13,514
Provision for income taxes	1,316	6,563	10,365	8,306
Net income	3,676	5,754	21,210	5,208
Less: net income (loss) attributable to noncontrolling interest	305	(367)	(1,126)	(797)
Net income attributable to stockholders of Advantage Solutions Inc.	3,371	6,121	22,336	6,005
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(13,272)	624	(11,883)	(1,796)
Total comprehensive (loss) income attributable to stockholders of Advantage Solutions Inc.	$(9,901)	$6,745	$10,453	$4,209
Net income per common share:
Basic	$0.01	$0.02	$0.07	$0.02
Diluted	$0.01	$0.00	$0.07	$0.01
Weighted-average number of common shares:
Basic	318,418,746	318,464,596	318,103,452	318,035,355
Diluted	319,114,865	323,294,273	318,919,725	321,958,953

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at April 1, 2022	318,393,829	$32	1,610,014	$(12,567)	$3,379,350	$(847,642)	$(6,345)	$(3,090)	$2,509,738	$93,032	$2,602,770
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	3,371	—	—	3,371	267	3,638
Foreign currency translation adjustments	—	—	—	—	—	—	—	(13,272)	(13,272)	(3,190)	(16,462)
Total comprehensive income (loss)									(9,901)	(2,923)	(12,824)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(3,519)	—	—	—	(3,519)	—	(3,519)
Shares issued under 2020 Incentive Award Plan	71,620	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	15,068	—	—	—	15,068	—	15,068
Balance at June 30, 2022	318,465,449	$32	1,610,014	$(12,567)	$3,390,899	$(844,271)	$(6,351)	$(16,362)	$2,511,380	$90,109	$2,601,489

						Accumulated	Advantage
	Common Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
			Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at April 1, 2021	318,449,966	$32	$3,354,383	$(921,217)	$(6,322)	$(1,746)	$2,425,130	$95,814	$2,520,944
Comprehensive income (loss)
Net income (loss)	—	—	—	6,121	—	—	6,121	(353)	5,768
Foreign currency translation adjustments	—	—	—	—	—	624	624	219	843
Total comprehensive income (loss)							6,745	(134)	6,611
Interest on loans to Karman Topco L.P.	—	—	—	—	(6)	—	(6)	—	(6)
Redemption of noncontrolling interest	—	—	(436)	—	—	—	(436)	236	(200)
Equity-based compensation of Karman Topco L.P.	—	—	(3,061)	—	—	—	(3,061)	—	(3,061)
Shares issued upon vesting of restricted stock units	41,424	—	—	—	—	—	—	—	—
Shares issued upon exercise of warrants	5,000	—	58	—	—	—	58	—	58
Stock-based compensation expense	—	—	10,318	—	—	—	10,318	—	10,318
Balance at June 30, 2021	318,496,390	$32	$3,361,262	$(915,096)	$(6,328)	$(1,122)	$2,438,748	$95,916	$2,534,664

See Notes to the Condensed Consolidated Financial Statements.

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at January 1, 2022	316,963,552	$32	1,610,014	$(12,567)	$3,373,278	$(866,607)	$(6,340)	$(4,479)	$2,483,317	$97,084	$2,580,401
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	22,336	—	—	22,336	(1,174)	21,162
Foreign currency translation adjustments	—	—	—	—	—	—	—	(11,883)	(11,883)	(5,801)	(17,684)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	10,453	(6,975)	3,478
Interest on loans to Karman Topco L.P.	—	—	—	—		—	(11)	—	(11)	—	(11)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(6,314)	—	—	—	(6,314)	—	(6,314)
Shares issued under 2020 Employee Stock Purchase Plan	242,427	—	—	—	1,653	—	—	—	1,653	—	1,653
Shares issued under 2020 Incentive Award Plan	1,259,470	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	22,282	—	—	—	22,282	—	22,282
Balance at June 30, 2022	318,465,449	$32	1,610,014	$(12,567)	$3,390,899	$(844,271)	$(6,351)	$(16,362)	$2,511,380	$90,109	$2,601,489

						Accumulated	Advantage
	Common Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
			Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at January 1, 2021	318,425,182	$32	$3,348,546	$(921,101)	$(6,316)	$674	$2,421,835	$96,954	$2,518,789
Comprehensive income (loss)
Net income (loss)	—	—	—	6,005	—	—	6,005	(783)	5,222
Foreign currency translation adjustments	—	—	—	—	—	(1,796)	(1,796)	(491)	(2,287)
Total comprehensive loss							4,209	(1,274)	2,935
Interest on loans to Karman Topco L.P.	—	—	—	—	(12)	—	(12)	—	(12)
Redemption of noncontrolling interest	—	—	(436)	—	—	—	(436)	236	(200)
Equity-based compensation of Karman Topco L.P.	—	—	(7,110)	—	—	—	(7,110)	—	(7,110)
Shares issued under 2020 Incentive Award Plan	24,784	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units	41,424	—	—	—	—	—	—	—	—
Shares issued upon exercise of warrants	5,000	—	58	—	—	—	58	—	58
Stock-based compensation expense	—	—	20,204	—	—	—	20,204	—	20,204
Balance at June 30, 2021	318,496,390	$32	$3,361,262	$(915,096)	$(6,328)	$(1,122)	$2,438,748	$95,916	$2,534,664

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,210	$5,208
Adjustments to reconcile net income to net cash provided by operating activities
Noncash interest expense, net	(22,136)	419
Depreciation and amortization	116,212	122,287
Change in fair value of warrant liability	(20,356)	(1,533)
Fair value adjustments related to contingent consideration	5,788	3,361
Deferred income taxes	(11,648)	(7,403)
Equity-based compensation of Karman Topco L.P.	(6,314)	(7,110)
Stock-based compensation	22,732	20,204
Equity in earnings of unconsolidated affiliates	(4,687)	(3,260)
Distribution received from unconsolidated affiliates	1,143	1,154
Loss on disposal of property and equipment	—	6,199
Loss on divestiture	2,850	—
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable, net	(11,053)	(64,802)
Prepaid expenses and other assets	(42,580)	(3,447)
Accounts payable	(26,485)	8,901
Accrued compensation and benefits	(9,260)	(23,224)
Deferred revenues	(539)	1,717
Other accrued expenses and other liabilities	15,115	(2,747)
Net cash provided by operating activities	29,992	55,924
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired	(67,611)	(20,426)
Purchase of property and equipment	(21,533)	(12,958)
Net cash used in investing activities	(89,144)	(33,384)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	67,134	41,736
Payments on lines of credit	(22,034)	(92,756)
Proceeds from issuance of long-term debt	278	—
Principal payments on long-term debt	(6,653)	(6,849)
Proceeds from issuance of common stock	1,653	—
Contingent consideration payments	(20,882)	(6,247)
Holdback payments	(715)	(173)
Redemption of noncontrolling interest	—	(200)
Net cash provided by (used in) financing activities	18,781	(64,489)
Net effect of foreign currency changes on cash	(6,603)	(855)
Net change in cash, cash equivalents and restricted cash	(46,974)	(42,804)
Cash, cash equivalents and restricted cash, beginning of period	180,637	219,966
Cash, cash equivalents and restricted cash, end of period	$133,663	$177,162
SUPPLEMENTAL CASH FLOW INFORMATION
Purchase of property and equipment recorded in accounts payable and accrued expenses	$311	$628

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Significant Accounting Policies

Advantage Solutions Inc. (the “Company”) is a provider of outsourced solutions to consumer goods companies and retailers. The Company’s Class A common stock is listed on the Nasdaq Global Select Market under the symbol “ADV” and warrants to purchase the Class A common stock at an exercise price of $11.50 per share are listed on the Nasdaq Global Select Market under the symbol “ADVWW”.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements do not include all of the information required by accounting principles generally accepted in the United States (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2021 was derived from the audited Consolidated Balance Sheet at that date and does not include all the disclosures required by GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair statement of the results as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been reflected in the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021 and the related footnotes thereto. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

COVID-19 Pandemic

Beginning in March 2020 and continuing through the first quarter of 2021, the Company's services experienced the most severe effects from reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by services and geography, the spending reductions impacted all of the Company's services and markets. Globally, the most impacted services were the Company's experiential services. Most services began to recover in April 2021, and the recovery has continued through the second quarter of 2022.

Impact of the War in Ukraine

The Company has a minority interest in a European company that has majority-ownership interests in local agencies in Russia. During the first quarter of 2022, the war in Ukraine resulted in the imposition of sanctions by the United States, the United Kingdom, and the European Union, that affect the cross-border operations of businesses operating in Russia. In addition, Russian regulators have imposed currency restrictions and regulations that created uncertainty regarding the Company's ability to recover its investment in operations in Russia, as well as the Company's ability to exercise control or influence over operations by the local agencies in Russia. As a result, the Company intends to use its influence to cause the European company to dispose of its ownership interests in the local agencies in Russia. Accordingly, the Company recorded pretax charges of $2.8 million in the first quarter of 2022, primarily consisting of its proportionate share of the net investment in its Russian interest in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Recent Accounting Standards

Accounting Standards Recently Adopted by the Company

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on

Financial Reporting. This guidance provides optional expedients and exceptions for GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. The amendments in this update are effective for reporting periods that include or are subsequent to March 12, 2020 and must be applied prospectively to contract modifications and hedging relationships through December 31, 2022. On April 1, 2022, the Company adopted the standard prospectively and determined that the adoption of this accounting guidance did not have a material impact on its condensed consolidated financial statements.

On January 1, 2022, the Company adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP, simplifies the contract settlement assessment for equity classification, requires the use of the if-converted method for all convertible instruments in the diluted earnings per share calculation and expands disclosure requirements. The adoption of this accounting standard, under the full retrospective method, did not have a material impact on the Company's condensed consolidated financial statements and use of the if-converted method did not have an impact on the Company's overall earnings per share calculation.

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

On January 1, 2022, the Company adopted ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. This update requires annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The guidance is applied prospectively to all transactions within the scope of the amendments that are reflected in financial statements at the date of initial application and new transactions that are entered into after the date of initial application. The adoption of this accounting standard did not have a material impact on the Company's condensed consolidated financial statements.

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

Revenues related to the sales segment are primarily recognized in the form of commissions, fee-for-service, or on a cost-plus basis for providing headquarter relationship management, analytics, insights and intelligence services, administrative services, retail merchandising services, retailer-client relationships and in-store media programs, and digital technology solutions (which include business intelligence solutions, e-commerce services, and content services).

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

Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Sales brand-centric services	$332,874	$321,876	$662,230	$615,407
Sales retail-centric services	271,258	239,768	533,871	480,561
Total sales revenues	604,132	561,644	1,196,101	1,095,968
Marketing brand-centric services	136,340	121,822	249,914	238,804
Marketing retail-centric services	240,604	166,488	449,869	306,203
Total marketing revenues	376,944	288,310	699,783	545,007
Total revenues	$981,076	$849,954	$1,895,884	$1,640,975

Contract liabilities represent deferred revenues which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation and are included in Deferred revenues in the Condensed Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the three and six months ended June 30, 2022 that were included in Deferred revenues as of December 31, 2021 were $6.2 million and $27.9 million, respectively. Revenues recognized during the three and six months ended June 30, 2021 that were included in Deferred revenues as of December 31, 2020 were $5.8 million and $31.9 million, respectively.

3. Acquisitions

2022 Acquisitions

During the six months ended June 30, 2022, the Company acquired a sales business and two marketing businesses. The acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration for each acquired business was allocated to the acquired tangible and intangible assets and liabilities assumed based upon their respective fair values. Assets acquired and liabilities assumed in the business combination were recorded on the Company’s financial statements as of the acquisition date based upon the estimated fair value at such date. The excess of the purchase consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the excess purchase price was based upon preliminary estimates and assumptions and is subject to post-close adjustments to working capital. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months. The results of operations of each acquired business have been included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) since its respective date of acquisition.

The aggregate purchase price for the acquisitions referenced above was $68.9 million, which includes $67.6 million paid in cash, $0.5 million recorded as contingent consideration liabilities, and $0.8 million recorded as holdback amounts. Contingent consideration payments are determined based on future financial performance and payment obligations (as defined in the applicable purchase agreement) and are recorded at fair value. The maximum potential payment outcome related to the acquisitions is $1.6 million. Holdback amounts are used to withhold a portion of the initial purchase price payment until certain post-closing conditions are satisfied and are typically settled within 18 months of the acquisition. The goodwill related to the acquisitions represented the value paid for the assembled workforce, geographic presence, and expertise. Of the resulting goodwill relating to these acquisitions, $0.8 million is deductible for tax purposes.

The preliminary fair values of the identifiable assets and liabilities of the acquisitions completed during the six months ended June 30, 2022, as of the applicable acquisition dates, are as follows:

(in thousands)
Consideration:
Cash	$67,611
Holdback	810
Fair value of contingent consideration	510
Total consideration	$68,931
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets
Accounts receivable	$6,190
Other assets	2,815
Identifiable intangible assets	21,220
Total assets	30,225
Liabilities
Accounts payable	5,266
Deferred tax liabilities and other	6,601
Total liabilities	11,867
Total identifiable net assets	18,358
Goodwill arising from acquisitions	$50,573

The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. The preliminary fair value and estimated useful lives of the intangible assets acquired are as follows:

(in thousands)	Amount	Weighted Average Useful Life
Client relationships	$21,220	6 years

The operating results of the businesses acquired during the six months ended June 30, 2022 contributed total revenues of $8.0 million and $8.5 million in the three and six months ended June 30, 2022, respectively. The

Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of the operations upon acquisition. During the three and six months ended June 30, 2022, the Company incurred immaterial amounts in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

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

The fair values of the identifiable assets and liabilities of the acquisitions completed during the six months ended June 30, 2021, as of the applicable acquisition dates, are as follows:

(in thousands)
Consideration
Cash	$20,426
Holdbacks	1,442
Fair value of contingent consideration	5,116
Total consideration	$26,984
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets
Accounts receivable	$3,382
Property and equipment	86
Identifiable intangible assets	11,083
Total assets	14,551
Liabilities
Total liabilities	4,222
Redeemable noncontrolling interest	1,804
Total identifiable net assets	8,525
Goodwill arising from acquisitions	$18,459

The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. The preliminary fair value and estimated useful lives of the intangible assets acquired are as follows:

(in thousands)	Amount	Weighted Average Useful Life
Client relationships	$10,082	7 years
Trade Names	1,001	10 years
Total identifiable intangible assets	$11,083

The operating results of the businesses acquired during the six months ended June 30, 2021 contributed total revenues of $6.3 million and $10.9 million in the three and six months ended June 30, 2021, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of the operations upon acquisition. During the three and six months ended June 30, 2021, the Company incurred immaterial amounts in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Supplemental Pro-Forma Information (unaudited)

Supplemental information on an unaudited pro-forma basis, presented as if the acquisitions executed during the period from January 1, 2021 to August 9, 2022 had been consummated as of the beginning of the comparative prior period, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Revenues	$981,076	$902,973	$1,903,280	$1,749,443
Net income	$3,258	$6,476	$22,597	$6,375

4. Goodwill and Intangible Assets

Changes in goodwill for the six months ended June 30, 2022 are as follows:

	Sales	Marketing	Total
(in thousands)
Balance at January 1, 2021	$1,462,378	$700,961	$2,163,339
Acquisitions	32,087	13,315	45,402
Measurement period adjustments	179	(1,043)	(864)
Foreign exchange translation effects	(1,873)	—	(1,873)
Balance at December 31, 2021	$1,492,771	$713,233	$2,206,004
Acquisitions	347	50,226	50,573
Measurement period adjustments	(446)	—	(446)
Foreign exchange translation effects	(8,665)	—	(8,665)
Balance at June 30, 2022	$1,484,007	$763,459	$2,247,466

Accumulated impairment losses related to goodwill were $652.0 million as of June 30, 2022 and 2021.

The following tables set forth information for intangible assets:

		June 30, 2022
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,491,082	$1,247,588	$1,243,494
Trade names	8 years	135,918	82,836	53,082
Developed technology	5 years	13,260	9,443	3,817
Covenant not to compete	5 years	6,100	5,536	564
Total finite-lived intangible assets		2,646,360	1,345,403	1,300,957
Indefinite-lived intangible assets:
Trade names		900,000	—	900,000
Total other intangible assets		$3,546,360	$1,345,403	$2,200,957

		December 31, 2021
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,480,167	$1,158,732	$1,321,435
Trade names	8 years	138,206	78,355	59,851
Developed technology	5 years	13,260	8,206	5,054
Covenant not to compete	5 years	6,100	4,926	1,174
Total finite-lived intangible assets		2,637,733	1,250,219	1,387,514
Indefinite-lived intangible assets:
Trade names		900,000	—	900,000
Total other intangible assets		$3,537,733	$1,250,219	$2,287,514

Accumulated impairment losses related to indefinite-lived intangibles assets were $580.0 million as of June 30, 2022 and December 31, 2021.

Amortization of intangible assets was $50.7 million and $49.2 million for the three months ended June 30, 2022 and 2021, respectively, and $100.9 million and $98.6 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, estimated future amortization expense of the Company’s existing intangible assets are as follows:

(in thousands)

Remainder of 2022	$99,832
2023	197,807
2024	196,443
2025	190,396
2026	186,405
Thereafter	430,074
Total amortization expense	$1,300,957

5. Debt

	June 30,	December 31,
(in thousands)	2022	2021
Term Loan Facility	$1,305,125	$1,311,750
Notes	775,000	775,000
Revolving Credit Facility	45,000	—
Government loans for COVID-19 relief	4,411	5,212
Other	1,585	1,113
Total long-term debt	2,131,121	2,093,075
Less: current portion	59,775	14,397
Less: debt issuance costs	45,368	49,796
Long-term debt, net of current portion	$2,025,978	$2,028,882

As of June 30, 2022, the Company had $1.3 billion of debt outstanding under the Term Loan Facility (as defined in the Annual Report on Form 10-K filed March 1, 2022 for the year ended December 31, 2021) and $775.0 million of debt outstanding under the Notes (as defined in the Annual Report on Form 10-K filed March 1, 2022 for the year ended December 31, 2021) with maturity dates of October 28, 2027 and November 15, 2028, respectively. The Company was in compliance with all of its affirmative and negative covenants under the Term Loan Facility and Notes as of June 30, 2022. In addition, the Company is required to repay the principal under the Term Loan Facility in the greater amount of its excess cash flow, as such term is defined in the agreement governing the Term Loan Facility, or $13.3 million, per annum, in quarterly payments. The Company made the minimum quarterly principal payments of $3.3 million and $6.6 million during the three and six months ended June 30, 2022 and 2021, respectively. No payments under the excess cash flow calculation were required in such periods.

As of June 30, 2022, the Company had $45.0 million of borrowing under the Revolving Credit Facility (as defined in the Annual Report on Form 10-K filed March 1, 2022 for the year ended December 31, 2021). All borrowings under the Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the credit agreement bear interest at a floating rate, which at the option may be either (i) a base rate plus a margin ranging from 1.0% to 1.50% per annum or (ii) LIBOR plus a margin ranging from 2.00% to 2.50% per annum. The Company is required to pay a commitment fee ranging from 0.250% to 0.375% per annum in respect of the average daily unused commitments under the Revolving Credit Facility. The interest rate on the Revolving Credit Facility as of June 30, 2022 was 5.75%.

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

	June 30, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$36,717	$—	$36,717	$—
Total assets measured at fair value	$36,717	$—	$36,717	$—
Liabilities measured at fair value
Warrant liability	$1,833	$—	$1,833	$—
Contingent consideration liabilities	43,385	—	—	43,385
Total liabilities measured at fair value	$45,218	$—	$1,833	$43,385

	December 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$10,164	$—	$10,164	$—
Total assets measured at fair value	$10,164	$—	$10,164	$—
Liabilities measured at fair value
Derivative financial instruments	$385	$—	$385	$—
Warrant liability	22,189	—	—	22,189
Contingent consideration liabilities	58,366	—	—	58,366
Total liabilities measured at fair value	$80,940	$—	$385	$80,555

Interest Rate Cap Agreements

The Company had interest rate cap contracts with an aggregate notional value of principal of $650.0 million and $2.2 billion as of June 30, 2022 and December 31, 2021, respectively, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. As of June 30, 2022, $36.7 million of fair value of the Company’s outstanding interest rate caps were included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets with changes in fair value recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2021, $10.2 million and $0.4 million of the Company’s fair value of outstanding interest rate caps were included in “Prepaid expenses and other current assets” and “Other accrued expenses” in the Consolidated Balance Sheets, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income (Loss).

During the three months ended June 30, 2022 and 2021, the Company recorded a gain of $5.6 million and a loss of $1.2 million, respectively, within Interest expense, net, related to changes in the fair value of its derivative instruments. During the six months ended June 30, 2022 and 2021, the Company recorded gains of $26.6 million and $4.3 million, respectively, within Interest expense, net, related to changes in the fair value of its derivative instruments.

Forward Contracts

As of June 30, 2022, the Company had open euro forward contracts to hedge foreign currency exposure on a total of €22.1 million with maturities in fiscal year 2022. As of December 31, 2021, the Company had no open euro forward contracts. During the three and six months ended June 30, 2022 and 2021, the changes in fair value of the forward contracts were $1.7 million for both periods.

Warrant Liability

As of June 30, 2022 and December 31, 2021, 7,333,333 private placement warrants, which were owned by Conyers Park II Sponsor LLC (“CP Sponsor”), remained outstanding at fair value of $1.8 million and $22.2 million, respectively. The warrant liability was remeasured to fair value with adjustment of $4.9 million and $20.4 million reflected in “Change in fair value of warrant liability” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the three and six months ended June 30, 2022, respectively. The warrant liability was remeasured to fair value with adjustments of $7.1 million and $1.5 million reflected in “Change in fair value of warrant liability” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the three and six months ended June 30, 2021, respectively. The warrant liability is stated at fair value at each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Income (Loss) until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

The Company previously valued its private placement warrants using a Black-Scholes Model. The private placement warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. Beginning in the first quarter of 2022, they are classified as Level 2 based on the period of time the public warrants have been trading. The Company determined the fair value of the liability classified private placement warrants by approximating the value with the share price of the public warrants which is inherently less subjective and judgmental given it is based on observable inputs. Therefore, the value of the private placement warrants are measured at an indirectly observable quoted price in active markets for the public warrants. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

Contingent Consideration Liabilities

During each reporting period, the Company measures the fair value of its contingent liabilities by evaluating the significant unobservable inputs and probability weightings using Monte Carlo simulations. Any resulting decreases or increases in the fair value result in a corresponding gain or loss reported in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

As of June 30, 2022, the maximum potential payment outcomes were $148.1 million. The following table summarizes the changes in the carrying value of estimated contingent consideration liabilities:

	June 30,
(in thousands)	2022	2021
Beginning of the period	$58,366	$45,901
Fair value of acquisitions	510	5,116
Changes in fair value	5,788	3,361
Payments	(20,882)	(6,399)
Measurement period adjustments	—	(1,181)
Foreign exchange translation effects	(397)	45
End of the period	$43,385	$46,843

Long-term Debt

The following table sets forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at June 30, 2022
Term Loan Facility	$1,305,125	$1,297,766
Notes	775,000	730,536
Revolving Credit Facility	45,000	45,000
Government loans for COVID-19 relief	4,411	4,625
Other	1,585	1,585
Total long-term debt	$2,131,121	$2,079,512

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2021
Term Loan Facility	$1,311,750	$1,406,552
Notes	775,000	894,611
Government loans for COVID-19 relief	5,212	5,615
Other	1,113	1,113
Total long-term debt	$2,093,075	$2,307,891

7. Related Party Transactions

Overlapping Directors

Nine members of the board of directors of the Company serve as a member of the board of directors of eight clients of the Company.

The information below details the Company’s financial relationships with those clients as of and for the periods indicated:

	Revenues				Accounts Receivable
	Three Months Ended June 30,		Six Months Ended June 30,		As of June 30,	As of December 31,
(in thousands)	2022	2021	2022	2021	2022	2021
Client 1	$450	$—	$825	$—	$376	$176
Client 2	239	32	532	32	225	190
Client 3	173	116	308	333	115	—
All other clients	65	2,479	123	5,242	15	170
Total	$927	$2,627	$1,788	$5,607	$731	$536

Investment in Unconsolidated Affiliates

During the three months ended June 30, 2022 and 2021, the Company recognized revenues of $3.8 million and $4.7 million, respectively, from a parent company of an unconsolidated affiliate. During the six months ended June 30, 2022 and 2021, the Company recognized revenues of $7.6 million and $9.3 million, respectively, from a parent company of an unconsolidated affiliate. Accounts receivable from this client were $2.5 million and $2.4 million as of June 30, 2022 and December 31, 2021, respectively.

8. Income Taxes

The Company’s effective tax rates were 26.4% and 53.3% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rate is based upon the estimated income or loss before taxes for the year, by jurisdiction, and adjusted for estimated permanent tax adjustments. The fluctuation in the Company’s effective tax rate was primarily due to the three months pretax book income differences and the discrete impact of tax rate changes of $3.1 million for the three months ended June 30, 2021, not included in the three months ended June 30, 2022.

The Company’s effective tax rates were 32.8% and 61.5% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate is based upon the estimated income or loss before taxes for the year, by jurisdiction, and adjusted for estimated permanent tax adjustments. The fluctuation in the Company’s effective tax rate was primarily due to the six months pretax book income differences and the discrete impact of tax rate changes of $3.1 million for the six months ended June 30, 2021, not included in the six months ended June 30, 2022.

9. Segments

The Company’s operations are organized into two reportable segments: sales and marketing. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker (i.e., the Company’s Chief Executive Officer) in deciding how to allocate resources and in assessing performance. Through the Company’s sales segment, the Company serves as a strategic intermediary between consumer goods manufacturers and retailer partners and performs critical merchandizing services on behalf of both consumer goods manufacturers and retailer partners. Through the Company’s marketing segment, the Company develops and executes marketing programs for manufacturers and retailers. These reportable segments are organized by the types of services provided, similar economic characteristics, and how the Company manages its business. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein. The Company and its chief operating decision maker evaluate performance based on revenues and operating income.

(in thousands)	Sales	Marketing	Total
Three Months Ended June 30, 2022
Revenues	$604,132	$376,944	$981,076
Depreciation and amortization	$40,543	$17,901	$58,444
Operating income	$15,177	$13,089	$28,266
Three Months Ended June 30, 2021
Revenues	$561,644	$288,310	$849,954
Depreciation and amortization	$44,710	$17,964	$62,674
Operating income (loss)	$44,673	$(2,226)	$42,447

(in thousands)	Sales	Marketing	Total
Six Months Ended June 30, 2022
Revenues	$1,196,101	$699,783	$1,895,884
Depreciation and amortization	$81,512	$34,700	$116,212
Operating income	$34,150	$17,140	$51,290
Six Months Ended June 30, 2021
Revenues	$1,095,968	$545,007	$1,640,975
Depreciation and amortization	$87,274	$35,013	$122,287
Operating income	$79,822	$213	$80,035

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

Arbitration Proceedings Related to Take 5

In August 2019, as a result of the Take 5 Matter, the Company provided a written indemnification claim notice to the sellers of Take 5 (the “Take 5 Sellers”) seeking monetary damages (including interest, fees and costs) based on allegations of breach of the asset purchase agreement (the “Take 5 APA”), as well as fraud. In September 2019, the Take 5 Sellers initiated arbitration proceedings against the Company, alleging breach of the Take 5 APA as a result of the Company’s decision to terminate the operations of the Take 5 business, and seeking monetary damages equal to all unpaid earn-out payments under the Take 5 APA (plus interest, fees and costs). In 2020, the Take 5 sellers amended their statement of claim to allege defamation, relating to statements the Company made to customers in connection with terminating the operations of the Take 5 business, and seeking monetary damages for the alleged injury to their reputation. The Company filed its response to the Take 5 Sellers’ claims, and asserted indemnification, fraud and other claims against the Take 5 Sellers as counterclaims and cross-claims in the arbitration proceedings. In August 2022, the arbitrator made an interim award in favor of the Company. The Company is currently unable to estimate if or when it will be able to collect any amounts associated with this arbitration.

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

11. Stock-Based Compensation

The Company has issued nonqualified stock options, restricted stock units, and performance restricted stock units under the Advantage Solutions Inc. 2020 Incentive Award Plan (the “Plan”). The Company’s restricted stock units and performance restricted stock units, as described below, are expensed and reported as non-vested shares. The Company recognized stock-based compensation expense of $12.5 million and $10.3 million during the three months ended June 30, 2022 and 2021, respectively. The related deferred tax benefit for stock-based compensation recognized was $3.0 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively. The Company recognized stock-based compensation expense of $20.3 million and $20.2 million during the six months ended June 30, 2022 and 2021, respectively. The related deferred tax benefit for stock-based compensation recognized was $4.5 million and $3.1 million for the six months ended June 30, 2022 and 2021, respectively.

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

Under the provision of ASC 718 Compensation—Stock Compensation, the Company determined that 2021 PSUs granted were modified as of March 11, 2022 related to 205,834 above-target Revenue Metric PSUs. The stock-based compensation expense for such modification was accounted for as a cancellation of the original award and the issuance of a new award using the fair value of the award on the date of modification, resulting in a $1.1 million gain upon cancellation during the six months ended June 30, 2022 and an intrinsic value associated with the new award of $1.2 million that is expected to be recognized over the remaining service-based vesting term.

The fair value of PSU grants is equal to the closing price of the Company's Class A common stock on the date of the applicable grant. The maximum potential remaining expense if the Maximum Goals were met for these awards has been provided in the table below for awards in which the performance period has not yet concluded. Recognition of expense associated with performance-based stock is not permitted until achievement of the performance targets are probable of occurring.

(in thousands, except share and per share data) Performance Period	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Fair Value per Share	Maximum Remaining Unrecognized Compensation Expense	Weighted-average remaining requisite service periods
January 1, 2022— December 31, 2022	2,353,171	4,706,342	7,059,513	$5.87	$36,924	2.3 years
January 1, 2021— December 31, 2021	1,234,552	1,234,552	1,449,902	$11.99	$6,370	1.6 years

The following table summarizes the PSU activity for the six months ended June 30, 2022:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	2,609,079	$13.07
Granted	4,814,118	$5.87
Distributed	636,404	$13.21
Forfeited	252,977	$10.45
PSU performance adjustment	(377,572)	$11.19
Outstanding at June 30, 2022	6,156,244	$7.31

Restricted Stock Units

Restricted stock units (“RSUs”) are subject to the recipient’s continued service to the Company. The RSUs are generally scheduled to vest over three years and are subject to the provisions of the agreement under the Plan.

During the six months ended June 30, 2022, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	3,660,553	$10.64
Granted	6,011,028	$5.83
Distributed	623,066	$12.78
Forfeited	436,889	$8.61
Outstanding at June 30, 2022	8,611,626	$7.23

As of June 30, 2022, the total remaining unrecognized compensation cost related to RSUs amounted to $40.0 million, which is expected to be amortized over the weighted-average remaining requisite service periods of 2.4 years.

Stock Options

Pursuant to the Plan, a total of 945,664 non-qualified stock options were granted during the six months ended June 30, 2022 and 945,664 remained outstanding as of June 30, 2022 with a weighted average exercise price of $5.99 per share. A total of 261,324 non-qualified stock options were forfeited during the six months ended June 30, 2022, with a weighted average exercise price of $9.20.

The fair value of the employee stock options granted was estimated using the following weighted average assumptions for the six months ended:

June 30,
2022
Share Price	$5.99
Dividend yield	0.0%
Expected volatility	30.0%
Risk-free interest rate	2.0%
Expected term (years)	6.5

As of June 30, 2022, the Company had approximately $1.6 million of total unrecognized compensation expense related to stock options, net of related forfeiture estimates, which the Company expects to recognize over a weighted-average period of approximately 1.7 years. The intrinsic value of all outstanding options as of June 30, 2022 was zero based on the market price of the Company's common stock of $3.80 per share.

12. Earnings Per Share

The Company calculates earnings per share using a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income (loss) attributable to stockholders of the Company by the weighted-average shares of common stock outstanding without the consideration for potential dilutive shares of common stock. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of performance stock units, restricted stock units, public and private placement warrants, the employee stock purchase plan and stock options. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding and the potential dilutive shares of common stock for the period determined using the treasury stock method. During periods of net loss, diluted loss per share is equal to basic loss per share because the antidilutive effect of potential common shares is disregarded.

The following is a reconciliation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and earnings per share data)	2022	2021	2022	2021
Basic earnings per share computation:
Numerator:
Net income attributable to stockholders of Advantage Solutions Inc.	$3,371	$6,121	$22,336	$6,005
Denominator:
Weighted average common shares - basic	318,418,746	318,464,596	318,103,452	318,035,355
Basic earnings per common share	$0.01	$0.02	$0.07	$0.02
Diluted earnings per share computation:
Numerator:
Net income attributable to stockholders of Advantage Solutions Inc.	$3,371	$6,121	$22,336	$6,005
Change in fair value of warrant liability	—	(7,059)	—	$(1,553)
Numerator for diluted earnings per share	$3,371	$(938)	$22,336	$4,452
Denominator:
Weighted average common shares outstanding	318,418,746	318,464,596	318,103,452	318,035,355
Performance and Restricted Stock Units	99,902	3,457,299	444,169	3,207,047
Warrants	—	1,276,669	—	638,335
Employee stock purchase plan and stock options	596,217	95,709	372,104	78,216
Weighted average common shares - diluted	319,114,865	323,294,273	318,919,725	321,958,953
Diluted earnings per common share	$0.01	$0.00	$0.07	$0.01

The Company had 18,578,321 warrants to purchase Class A common stock at $11.50 per share outstanding at June 30, 2022, which have been excluded in the calculation of diluted earnings per common share as the weighted average market price of the common stock during the three and six months ended June 30, 2022 did not exceed the exercise price of the warrants. The Company had 18,578,325 warrants to purchase Class A common stock at $11.50 per share outstanding at June 30, 2021.

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

Through our sales segment, which generated approximately 63.1% and 66.8% of our total revenues in the six months ended June 30, 2022 and 2021, respectively, we offer headquarter sales representation services to consumer goods manufacturers, for whom we prepare and present to retailers a business case to increase distribution of manufacturers’ products and optimize how they are displayed, priced and promoted. We also make in-store merchandising visits for both manufacturer and retailer clients to ensure the products we represent are adequately stocked and properly displayed.

Through our marketing segment, which generated approximately 36.9% and 33.2% of our total revenues in the six months ended June 30, 2022 and 2021, respectively, we help brands and retailers reach consumers through two main categories within the marketing segment. The first and largest category is our retail experiential business, also known as in-store sampling or demonstrations, where we manage highly customized large-scale sampling programs (both in-store and online) for leading retailers. The second category is our collection of specialized agency services, in which we provide private label services to retailers and develop granular marketing programs for brands and retailers through our shopper, consumer and digital marketing agencies.

Business Combination with Conyers Park

On October 28, 2020, Conyers Park II Acquisition Corp. (“Conyers Park”), a Delaware corporation, consummated a merger with ASI Intermediate Corp. (“ASI”), formerly known as Advantage Solutions Inc., with ASI surviving the merger as a wholly owned subsidiary of Conyers Park (the “Merger” and, together with the other transactions contemplated by the merger agreement, the “Transactions”). On October 28, 2020, and in connection with the closing of the Transactions, Conyers Park changed its name to Advantage Solutions Inc.

Impacts of the COVID-19 Pandemic

Beginning in March 2020 and continuing through the first quarter of 2021, our services experienced the effects from reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by services and geography, the spending reductions impacted all of our services and markets. Globally, the most impacted services were our experiential services. Most services began to improve in April 2021, and the improvement has continued through the second quarter of 2022.

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

Summary

Our financial performance for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 includes:

•
Revenues increased by $131.1 million, or 15.4%, to $981.1 million;
•
Operating income decreased by $14.2 million, or 33.4%, to $28.3 million;
•
Net income decreased by $2.1 million, or 36.1% to $3.7 million;
•
Adjusted Net Income decreased by $0.7 million, or 1.6%, to $40.7 million; and
•
Adjusted EBITDA decreased by $13.6 million, or 11.2%, to $108.3 million.

Our financial performance for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 includes:

•
Revenues increased by $254.9 million, or 15.5% to $1,895.9 million;
•
Operating income decreased by $28.7 million, or 35.9% to $51.3 million;
•
Net income increased by $16.0 million, or 307.3% to $21.2 million;
•
Adjusted Net Income increased by $2.2 million, or 2.5% to $89.9 million; and
•
Adjusted EBITDA decreased by $28.3 million, or 12.1% to $205.1 million.

During the six months ended June 30, 2022, we acquired three businesses. The aggregate purchase price was $68.9 million, of which $67.6 million was paid in cash, $0.5 million in contingent consideration and $0.8 million in holdback.

Factors Affecting Our Business and Financial Reporting

There are a number of factors, in addition to the impact of the COVID-19 pandemic and inflation, that affect the performance of our business and the comparability of our results from period to period including:

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
•
Acquisitions. We have grown and expect to continue to grow our business in part by acquiring quality businesses, both domestic and international. Excluding the 2017 acquisition of Daymon Worldwide Inc., we have completed 73 acquisitions from January 2014 to August 9, 2022, ranging in purchase prices from approximately $0.3 million to $98.5 million. Many of our acquisition agreements include contingent consideration arrangements, which are described below. We have completed acquisitions at what we believe are attractive purchase prices and have regularly structured our agreements to result in the generation of long-lived tax assets, which have in turn reduced our effective purchase prices when incorporating the value of those tax assets. We continue to look for strategic acquisitions that can be completed at attractive purchase prices.
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

Depreciation Expense

Depreciation expense relates to the property and equipment that we own, which represented less than 1% of our total assets at June 30, 2022 and 2021, respectively.

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

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net income (loss) before (i) impairment of goodwill and indefinite-lived assets, (ii) amortization of intangible assets, (iii) equity based compensation of Karman Topco L.P., (iv) changes in fair value of warrant liability, (v) fair value adjustments of contingent consideration related to acquisitions, (vi) acquisition-related expenses, (vii) costs associated with COVID-19, net of benefits received, (viii) EBITDA for economic interests in investments, (ix) restructuring expenses, (x) litigation expenses (recovery), (xi) costs associated with the Take 5 Matter, (xii) other adjustments that management believes are helpful in evaluating our operating performance and (xiii) related tax adjustments.

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

Adjusted EBITDA and Adjusted EBITDA by Segment

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means net income (loss) before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) equity based compensation of Karman Topco L.P., (vii) changes in fair value of warrant liability, (viii) stock-based compensation expense, (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition-related expenses, (xi) costs associated with COVID-19, net of benefits received, (xii) EBITDA for economic interests in investments, (xiii) restructuring expenses, (xiv) litigation expenses (recovery), (xv) costs associated with the Take 5 Matter and (xvi) other adjustments that management believes are helpful in evaluating our operating performance.

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

Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following table sets forth items derived from the Company’s consolidated statements of operations for the three months ended June 30, 2022 and 2021 in dollars and as a percentage of total revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2022		2021		2022		2021
Revenues	$981,076	100.0%	$849,954	100.0%	$1,895,884	100.0%	$1,640,975	100.0%
Cost of revenues	841,790	85.8%	698,226	82.1%	1,627,733	85.9%	1,351,565	82.4%
Selling, general, and administrative expenses	52,576	5.4%	46,607	5.5%	100,649	5.3%	87,088	5.3%
Depreciation and amortization	58,444	6.0%	62,674	7.4%	116,212	6.1%	122,287	7.5%
Total expenses	952,810	97.1%	807,507	95.0%	1,844,594	97.3%	1,560,940	95.1%
Operating income	28,266	2.9%	42,447	5.0%	51,290	2.7%	80,035	4.9%
Other (income) expenses:
Change in fair value of warrant liability	(4,914)	(0.5)%	(7,059)	(0.8)%	(20,356)	(1.1)%	(1,533)	(0.1)%
Interest expense, net	28,188	2.9%	37,189	4.4%	40,071	2.1%	68,054	4.1%
Total other expenses (income)	23,274	2.4%	30,130	3.5%	19,715	1.0%	66,521	4.1%
Income before income taxes	4,992	0.5%	12,317	1.4%	31,575	1.7%	13,514	0.8%
Provision for income taxes	1,316	0.1%	6,563	0.8%	10,365	0.5%	8,306	0.5%
Net income	$3,676	0.4%	$5,754	0.7%	$21,210	1.1%	$5,208	0.3%
Other Financial Data
Adjusted Net Income(1)	$40,744	4.2%	$41,397	4.9%	$89,859	4.7%	$87,661	5.3%
Adjusted EBITDA(1)	$108,322	11.0%	$121,971	14.4%	$205,061	10.8%	$233,399	14.2%

(1)
Adjusted Net Income and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA and reconciliations of net income (loss) to Adjusted Net Income and Adjusted EBITDA, see “—Non-GAAP Financial Measures.”

Comparison of the Three Months Ended June 30, 2022 and 2021

Revenues

	Three Months Ended June 30,		Change
(amounts in thousands)	2022	2021	$	%
Sales	$604,132	$561,644	$42,488	7.6%
Marketing	376,944	288,310	88,634	30.7%
Total revenues	$981,076	$849,954	$131,122	15.4%

Total revenues increased by $131.1 million, or 15.4%, during the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

The sales segment revenues increased $42.5 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, of which $42.8 million were revenues from acquired businesses. Excluding revenues from acquired businesses and unfavorable foreign exchange rates of $12.0 million, the segment experienced an increase of $11.7 million in organic revenues primarily due to growth in our retail merchandising services and international businesses, partially offset by a decrease in our foodservice and third party selling and retailing services.

The marketing segment revenues increased $88.6 million during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, of which $10.0 million were revenues from acquired businesses. Excluding revenues from acquired businesses, the segment experienced an increase of $78.6 million in organic revenues. The increase in revenues was primarily due to an increase in our in-store product demonstration and sampling services which continue to recover from the temporary suspensions as a result of the COVID-19 pandemic.

Cost of Revenues

Cost of revenues as a percentage of revenues for the three months ended June 30, 2022 was 85.8%, as compared to 82.1% for the three months ended June 30, 2021. The increase as a percentage of revenues was largely attributable to the change in the revenue mix of our services as a result of recoveries from the COVID-19 pandemic and acquired businesses, the ongoing investment in recruiting, labor and wage spend.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the three months ended June 30, 2022 was 5.4% compared to 5.5% for the three months ended June 30, 2021, which stayed relatively consistent year over year.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $4.2 million or 6.7% to $58.4 million for the three months ended June 30, 2022 compared to $62.7 million for the three months ended June 30, 2021. The decrease was primarily due to a decrease in amortization expenses from our internally developed software.

Operating Income

	Three Months Ended June 30,		Change
(amounts in thousands)	2022	2021	$	%
Sales	$15,177	$44,673	$(29,496)	(66.0)%
Marketing	13,089	(2,226)	15,315	(688.0)%
Total operating income	$28,266	$42,447	$(14,181)	(33.4)%

In the sales segment, the decrease in operating income during the three months ended June 30, 2022 was primarily attributable to ongoing investments in labor and wage spend, partially offset by a decrease in depreciation expense.

In the marketing segment, the increase in operating income during the three months ended June 30, 2022 was primarily attributable to the growth in revenues as described above.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents $4.9 million of non-cash gain resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the three months ended June 30, 2022, approximating the fair value with the warrant price of the public warrants.

Interest Expense, net

Interest expense, net decreased $9.0 million, or 24.2%, to $28.2 million for the three months ended June 30, 2022, from $37.2 million for the three months ended June 30, 2021. The decrease in interest expense, net was primarily due to the increase in fair value changes in derivatives instruments.

Provision for Income Taxes

Provision for income taxes was $1.3 million for the three months ended June 30, 2022 as compared to $6.6 million for the three months ended June 30, 2021. The fluctuation was primarily attributable to the decrease in pre-tax income during the three months ended June 30, 2022 and decrease of $2.8 million of discrete items for the three months ended June 30, 2022.

Net Income

Net income was $3.7 million for the three months ended June 30, 2022, compared to net income of $5.8 million for the three months ended June 30, 2021. The decrease in net income was primarily driven by the decrease in operating income, partially offset by the decrease in interest expense, net as described above.

Adjusted Net Income

Adjusted Net Income for the three months ended June 30, 2022 stayed materially consistent year over year. For a reconciliation of Adjusted Net Income to Net income (loss), see “ —Non-GAAP Financial Measures.”

Adjusted EBITDA and Adjusted EBITDA by Segment

	Three Months Ended June 30,		Change
(amounts in thousands)	2022	2021	$	%
Sales	$71,753	$89,523	$(17,770)	(19.8)%
Marketing	36,569	32,448	4,121	12.7%
Total Adjusted EBITDA	$108,322	$121,971	$(13,649)	(11.2)%

Adjusted EBITDA decreased by $13.6 million, or 11.2%, to $108.3 million for the three months ended June 30, 2022, from $122.0 million for the three months ended June 30, 2021. In the sales segment, the decrease in Adjusted EBITDA was primarily attributable to the increase in cost of revenues as described above. In the marketing segment, the increase in the Adjusted EBITDA was primarily attributable to the growth in revenues as described above. For a reconciliation of Adjusted EBITDA to net income, see “—Non-GAAP Financial Measures.”

Comparison of the Six Months Ended June 30, 2022 and 2021

Revenues

	Six Months Ended June 30,		Change
(amounts in thousands)	2022	2021	$	%
Sales	$1,196,101	$1,095,968	$100,133	9.1%
Marketing	699,783	545,007	154,776	28.4%
Total revenues	$1,895,884	$1,640,975	$254,909	15.5%

Total revenues increased by $254.9 million, or 15.5%, during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

The sales segment revenues increased $100.1 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, of which $90.6 million were revenues from acquired businesses. Excluding revenues from acquired businesses and unfavorable foreign exchange rates of $17.0 million, the segment experienced an increase of $26.5 million in organic revenues primarily due to our European joint venture which experienced continued recoveries from temporary reduction in services as a result of the COVID-19 pandemic and growth in our retail merchandising services partially offset by a decrease in our foodservice and third party selling and retailing services.

The marketing segment revenues increased $154.8 million during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021, of which $12.2 million were revenues from acquired businesses. Excluding revenues from acquired businesses, the segment experienced an increase of $142.6 million in organic revenues. The increase in revenues was primarily due to an increase in our in-store product demonstration and sampling services which continue to recover from the temporary suspensions as a result of the COVID-19 pandemic, partially offset by a decrease in certain of our client media spend.

Cost of Revenues

Cost of revenues as a percentage of revenues for the six months ended June 30, 2022 was 85.9%, as compared to 82.4% for the six months ended June 30, 2021. The increase as a percentage of revenues was largely attributable to the change in the revenue mix of our services as a result of recoveries from the COVID-19 pandemic and acquired businesses, the ongoing investment in recruiting, labor and wage spend.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the six months ended June 30, 2022 and 2021 were 5.3%, respectively, which stayed relatively consistent year over year.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $6.1 million or 5.0% to $116.2 million for six months ended June 30, 2022 compared to $122.3 million for the six months ended June 30, 2021. The decrease was primarily due to decrease in depreciation expenses from our internally developed software.

Operating Income

	Six Months Ended June 30,		Change
(amounts in thousands)	2022	2021	$	%

Sales	$34,150	$79,822	$(45,672)	(57.2%)
Marketing	17,140	213	16,927	7,946.9%
Total operating income	$51,290	$80,035	$(28,745)	(35.9%)

In the sales segment, the decrease in operating income during the six months ended June 30, 2022 was primarily attributable to ongoing investments in labor and wage spend, partially offset by a decrease in depreciation expense.

In the marketing segment, the increase in operating income during the six months ended June 30, 2022 was primarily attributable to the growth in revenues as described above.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents $20.4 million of non-cash gain resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the six months ended June 30, 2022, approximating the fair value with the warrant price of the public warrants.

Interest Expense, net

Interest expense, net decreased $28.0 million, or 41.1%, to $40.1 million for the six months ended June 30, 2022, from $68.1 million for the six months ended June 30, 2021. The decrease in interest expense, net was primarily due to the increase in fair value changes in derivatives instruments.

Provision for Income Taxes

Provision for income taxes was $10.4 million for the six months ended June 30, 2022 as compared to $8.3 million for the six months ended June 30, 2021. The fluctuation was primarily attributable to the increase in pre-tax income during the six months ended June 30, 2022 and an offset of discrete tax rate changes for the six months ended June 30, 2021, not included in the six months ended June 30, 2022.

Net Income

Net income was $21.2 million for the six months ended June 30, 2022, compared to net income of $5.2 million for the six months ended June 30, 2021. The increase in net income was primarily driven by the decrease in change in fair value of warrant liability and interest expense, net, partially offset by the decrease in operating income as described above.

Adjusted Net Income

The increase in Adjusted Net Income for the six months ended June 30, 2022 was attributable to the decrease in change in fair value of warrant liability, interest expense, net as described above. For a reconciliation of Adjusted Net Income to Net income (loss), see “ —Non-GAAP Financial Measures.”

Adjusted EBITDA and Adjusted EBITDA by Segment

	Six Months Ended June 30,		Change
(amounts in thousands)	2022	2021	$	%

Sales	$139,986	$173,600	$(33,614)	(19.4)%
Marketing	65,075	59,799	5,276	8.8%
Total Adjusted EBITDA	$205,061	$233,399	$(28,338)	(12.1)%

Adjusted EBITDA decreased by $28.3 million, or 12.1%, to $205.1 million for the six months ended June 30, 2022, from $233.4 million for the six months ended June 30, 2021. In the sales segment, the decrease in Adjusted EBITDA was primarily attributable to the increase in cost of revenues as described above. In the marketing segment, the increase in the Adjusted EBITDA was primarily attributable to the growth in revenues as described above. For a reconciliation of Adjusted EBITDA to net income, see “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net income (loss) before (i) impairment of goodwill and indefinite-lived assets, (ii) amortization of intangible assets, (iii) equity based compensation of Karman Topco L.P., (iv) change in fair value of warrant liability, (v) fair value adjustments of contingent consideration related to acquisitions, (vi) acquisition-related expenses, (vii) costs associated with COVID-19, net of benefits received, (viii) EBITDA for economic interests in investments, (ix) restructuring expenses, (x) litigation expenses (recovery), (xi) costs associated with the Take 5 Matter, (xii) other adjustments that management believes are helpful in evaluating our operating performance and (xiii) related tax adjustments.

We present Adjusted Net Income because we use it as a supplemental measure to evaluate the performance of our business in a way that also considers our ability to generate profit without the impact of items that we do not believe are indicative of our operating performance or are unusual or infrequent in nature and aid in the comparability of our performance from period to period. Adjusted Net Income should not be considered as an alternative for our Net income, our most directly comparable measure presented on a GAAP basis.

A reconciliation of Adjusted Net Income to Net income is provided in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Net income	$3,676	$5,754	$21,210	$5,208
Less: Net income attributable to noncontrolling interest	305	(367)	(1,126)	(797)
Add:
Equity based compensation of Karman Topco L.P.(a)	(3,519)	(1,642)	(6,314)	(4,456)
Change in fair value of warrant liability	(4,914)	(7,059)	(20,356)	(1,533)
Fair value adjustments related to contingent consideration related to acquisitions(c)	3,654	3,598	5,788	2,555
Acquisition-related expenses(d)	5,998	2,797	15,583	7,943
Restructuring expenses(e)	253	6,934	896	11,030
Litigation(f)	(800)	—	(800)	(818)
Amortization of intangible assets(g)	50,656	49,172	100,933	98,610
Costs associated with COVID-19, net of benefits received(h)	1,362	(3,328)	2,936	(2,035)
Costs associated with the Take 5 Matter(i)	723	1,310	1,810	2,211
Tax adjustments related to non-GAAP adjustments(j)	(16,040)	(16,506)	(32,953)	(31,851)
Adjusted Net Income	$40,744	$41,397	$89,859	$87,661

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means net income (loss) before (i) interest expense, net, (ii) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) equity based compensation of Karman Topco L.P., (vii) change in fair value of warrant liability, (viii) stock-based compensation expense, (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition-related expenses, (xi) costs associated with COVID-19, net of benefits received, (xii) EBITDA for economic interests in investments, (xiii) restructuring expenses, (xiv) litigation expenses (recovery), (xv) costs associated with the Take 5 Matter and (xvi) other adjustments that management believes are helpful in evaluating our operating performance.

We present Adjusted EBITDA and Adjusted EBITDA by segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain noncash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to

Adjusted EBITDA. Neither Adjusted EBITDA nor Adjusted EBITDA by segment should be considered as an alternative for our Net income, our most directly comparable measure presented on a GAAP basis.

A reconciliation of Adjusted EBITDA to Net income is provided in the following table:

Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Net income	$3,676	$5,754	$21,210	$5,208
Add:
Interest expense, net	28,188	37,189	40,071	68,054
Provision for income taxes	1,316	6,563	10,365	8,306
Depreciation and amortization	58,444	62,674	116,212	122,287
Equity based compensation of Karman Topco L.P.(a)	(3,519)	(1,642)	(6,314)	(4,456)
Change in fair value of warrant liability	(4,914)	(7,059)	(20,356)	(1,533)
Stock-based compensation expense(b)	14,961	8,988	22,732	17,643
Fair value adjustments related to contingent consideration related to acquisitions(c)	3,654	3,598	5,788	2,555
Acquisition-related expenses(d)	5,998	2,797	15,583	7,943
EBITDA for economic interests in investments(k)	(1,020)	(1,807)	(5,072)	(2,996)
Restructuring expenses(e)	253	6,934	896	11,030
Litigation(f)	(800)	—	(800)	(818)
Costs associated with COVID-19, net of benefits received(h)	1,362	(3,328)	2,936	(2,035)
Costs associated with the Take 5 Matter(i)	723	1,310	1,810	2,211
Adjusted EBITDA	$108,322	$121,971	$205,061	$233,399

Financial information by segment, including a reconciliation of Adjusted EBITDA by segment to operating income (loss), the closest GAAP financial measure, is provided in the following table:

Sales Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Operating income	$15,177	$44,673	$34,150	$79,822
Add:
Depreciation and amortization	40,543	44,710	81,512	87,274
Equity based compensation of Karman Topco L.P.(a)	(2,032)	(678)	(3,684)	(2,516)
Stock-based compensation expense(b)	9,171	4,730	13,929	9,424
Fair value adjustments related to contingent consideration related to acquisitions(c)	6,090	(5,027)	6,893	(4,249)
Acquisition-related expenses(d)	3,540	2,280	10,854	5,600
EBITDA for economic interests in investments(k)	(1,155)	(2,110)	(5,362)	(3,597)
Restructuring expenses(e)	340	1,176	1,159	1,956
Litigation(f)	(100)	—	(100)	(516)
Costs associated with COVID-19, net of benefits received(h)	179	(231)	635	402
Sales Segment Adjusted EBITDA	$71,753	$89,523	$139,986	$173,600

Marketing Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(in thousands)
Operating income (loss)	$13,089	$(2,226)	$17,140	$213
Add:
Depreciation and amortization	17,901	17,964	34,700	35,013
Equity based compensation of Karman Topco L.P.(a)	(1,487)	(964)	(2,630)	(1,940)
Stock-based compensation expense(b)	5,790	4,258	8,803	8,219
Fair value adjustments related to contingent consideration related to acquisitions(c)	(2,436)	8,625	(1,105)	6,804
Acquisition-related expenses(d)	2,458	517	4,729	2,343
EBITDA for economic interests in investments(k)	135	303	290	601
Restructuring expenses(e)	(87)	5,758	(263)	9,074
Litigation(f)	(700)	—	(700)	(302)
Costs associated with COVID-19, net of benefits received(h)	1,183	(3,097)	2,301	(2,437)
Costs associated with the Take 5 Matter(i)	723	1,310	1,810	2,211
Marketing Segment Adjusted EBITDA	$36,569	$32,448	$65,075	$59,799

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
(c)

Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions. See Note 6—Fair Value of Financial Instruments to our unaudited condensed financial statements for the three and six months ended June 30, 2022 and 2021.

(d)	Represents fees and costs associated with activities related to our acquisitions and restructuring activities, including professional fees, due diligence, and integration activities.
(e)	Represents fees and costs associated with various internal reorganization activities among our consolidated entities.
(f)	Represents legal settlements that are unusual or infrequent costs associated with our operating activities.
(g)	Represents the amortization of intangible assets recorded in connection with the 2014 Topco Acquisition and our other acquisitions.
(h)

Represents (i) costs related to implementation of strategies for workplace safety in response to COVID-19, including employee-relief fund, additional sick pay for front-line associates, medical benefit payments for furloughed associates, and personal protective equipment; and (ii) benefits received from government grants for COVID-19 relief.

(i)	Represents costs associated with the Take 5 Matter, primarily, professional fees and other related costs, for the three and six months ended June 30, 2022 and 2021, respectively.
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

Cash Flows

A summary of our cash operating, investing and financing activities are shown in the following table:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$29,992	$55,924
Net cash used in investing activities	(89,144)	(33,384)
Net cash provided by (used in) financing activities	18,781	(64,489)
Net effect of foreign currency fluctuations on cash	(6,603)	(855)
Net change in cash, cash equivalents and restricted cash	$(46,974)	$(42,804)

Net Cash Provided by Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 consisted of net income of $21.2 million adjusted for certain non-cash items, including depreciation and amortization of $116.2 million and effects of changes in working capital. Net cash provided by operating activities during the six months ended June 30, 2021 consisted of net income of $5.2 million adjusted for certain non-cash items, including depreciation and amortization of $122.3 million and effects of changes in working capital. The decrease in cash provided by operating activities during the six months ended June 30, 2022 relative to the same period in 2021 was primarily due to increased working capital requirements to stand up services during the six months ended June 30, 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 primarily consisted of the purchase of businesses, net of cash acquired of $67.6 million and purchase of property and equipment of $21.5 million. Net cash used in investing activities during the six months ended June 30, 2021 primarily consisted of the purchase of businesses, net of cash acquired of $20.4 million and purchase of property and equipment of $13.0 million.

Net Cash Provided by (Used in) Financing Activities

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

Cash flows provided by financing activities during the six months ended June 30, 2022 were primarily related to borrowings of $67.1 million, and offset by repayment of $22.0 million, on our lines of credit, payment of principal on our Term Loan Facility of $6.7 million, partially offset by $1.7 million related to proceeds from the issuance of Class A common stock. Cash flows related to financing activities during the six months ended June 30, 2021 were primarily related to borrowings of $41.7 million and repayment of $92.8 million on the Revolving Credit Facility and our lines of credit and $6.4 million related to payments of contingent consideration and holdback payments.

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

Revolving Credit Facility

Our Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $400.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under our Revolving Credit Facility then in effect. Loans under the Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A., is administrative agent and ABL Collateral Agent. The Revolving Credit Facility is scheduled to mature in October 2025. We may use borrowings under the Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments. As of June 30, 2022, we had unused capacity under our Revolving Credit Facility available to us of $400.0 million, subject to borrowing base limitations (without giving effect to approximately $54.5 million of outstanding letters of credit and the borrowing base limitations for additional borrowings).

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

Term Loan Facility

The Term Loan Facility is a term loan facility denominated in U.S. dollars in an aggregate principal amount of $1.325 billion. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount. Borrowings will bear interest at a floating rate, which can be either an adjusted Eurodollar rate plus an applicable margin or, at the Borrower’s option, a base rate plus an applicable margin. The applicable margins for the Term Loan Facility are 4.50% with respect to Eurodollar rate borrowings and 3.50% with respect to base rate borrowings.

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

Future Cash Requirement

There were no material changes to our contractual future cash requirements from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Cash and Cash Equivalents Held Outside the United States

As of June 30, 2022 and December 31, 2021, $82.1 million and $86.2 million, respectively, of our cash and cash equivalents and marketable securities were held by foreign subsidiaries. As of June 30, 2022, and December 31, 2021, $29.2 million and $40.0 million, respectively, of our cash and cash equivalents were held by foreign branches.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are included in our Annual Report on Form 10-K filed March 1, 2022 for the year ended December 31, 2021 and did not materially change during the six months ended June 30, 2022.

Recently Issued Accounting Pronouncements

See the information set forth in Note 1, Organization and Significant Accounting Policies – Recent Accounting Standards, to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 included in “Part I, Financial Information—Item 1. Financial Statements” in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our exposure to foreign currency exchange rate fluctuations is primarily the result of foreign subsidiaries and foreign branches primarily domiciled in Europe and Canada. We use financial derivative instruments to hedge foreign currency exchange rate risks associated with our Canadian subsidiary.

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars, British pounds and euros, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated income before taxes would have decreased by approximately $1.1 million for the six months ended June 30, 2022.

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

As of June 30, 2022, we had interest rate cap contracts on an additional $650.0 million of notional value of principal from other financial institutions, with a maturity date of December 16, 2024 to manage our exposure to interest rate movements on variable rate credit facilities when one-month LIBOR on term loans exceeding a cap of 0.75%. The aggregate fair value of our interest rate caps represented an outstanding net asset of $36.7 million as of June 30, 2022.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the Term Loan Facility and Revolving Credit Facility would have resulted in an increase of $0.4 million in interest expense, net of gains from interest rate caps, for the six months ended June 30, 2022.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In August 2022, the arbitrator made an interim award in our favor. We are currently unable to estimate if or when we will be able to collect any amounts associated with this arbitration.

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

Changes in labor laws related to employee hours, wages, job classification and benefits, including health care benefits, could adversely affect our business, financial condition or results of operations. As of June 30, 2022, we employed approximately 72,000 associates, many of whom are paid above, but near, applicable minimum wages, and their wages may be affected by changes in minimum wage laws.

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

Our business and growth strategies depend in large part on companies continuing to elect to outsource sales and marketing functions. Our clients and potential clients will outsource if they perceive that outsourcing may provide quality services at a lower overall cost and permit them to focus on their core business activities and have done so in the past. We cannot be certain that the industry trend to outsource will continue or not be reversed or that clients that have historically outsourced functions will not decide to perform these functions themselves. Unfavorable developments with respect to outsourcing could adversely affect our business, financial conditions and results of operations.

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

We have made acquisitions to complement and expand the services we offer and intend to continue to do so when attractive acquisition opportunities exist in the market. As a result of prior acquisitions, including the acquisition of our business in 2014 by our current parent entity, Topco, we have goodwill and intangible assets recorded on our balance sheet of $2.2 billion and $2.2 billion, respectively, as of June 30, 2022, as further described in Note 4 to our condensed consolidated financial statements for the three and six months ended June 30, 2022.

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

As a result of these matters, we may be subject to a number of additional harms, risks and uncertainties, including substantial costs for professional services fee, potential lawsuits by clients or other interested parties who claim to have been harmed by the misconduct at Take 5, other costs and fees related to the Take 5 Matter (in excess of the amounts already offered as refunds), potential governmental investigations arising from the Take 5 Matter, a reduction in our current and anticipated revenue and a potential deterioration in our associate and client relationships or our reputation. In addition, if we do not prevail in any litigation or governmental investigation related to these matters, we could be subject to costs related to such litigation or governmental investigation, including equitable relief, civil monetary damages, treble damages, repayment or criminal penalties, which may not be covered by insurance or may materially increase our insurance costs. We have incurred and will continue to incur additional substantial professional fees regardless of the outcome of any such litigation or governmental investigation. In addition, there can be no assurance to what degree, if any, we will be able to recover any such costs or damages from the former owners of Take 5 or whether such former owners of Take 5 engaged in further unknown improper activities that may subject us to further costs or damages, including potential reputational harm. Likewise, such events have caused and may cause further diversion of our management’s time and attention. Any adverse outcome related to these matters cannot be predicted at this time, and may materially harm our business, reputation, financial condition and/or results of operations, or the trading price of our securities.

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

Our authorized capital stock consists of 3,290,000,000 shares of common stock and 10,000,000 shares of preferred stock, and as of August 8, 2022, certain equityholders of Topco (the “Advantage Sponsors”), Topco and Conyers Park II Sponsor LLC, an affiliate of Centerview Capital Management, LLC, which was Conyers Park’s sponsor prior to the Merger (the “CP Sponsor”), collectively own 254,310,000 shares, or 79.85% (including 65.54% held by Topco), of our outstanding common stock. Subject to applicable law, the Advantage Sponsors, through their direct ownership of our common stock and their ownership of equity interests of Topco, and the CP Sponsor are able to exert significant influence in the election of our directors and control actions to be taken by our stockholders, including amendments to our third amended and restated certificate of incorporation and approval of mergers, sales of substantially all of our assets, and other significant corporate transactions. It is possible that the interests of Topco, the Advantage Sponsors and the CP Sponsor may in some circumstances conflict with our interests and the interests of our other stockholders, including you.

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

In November 2021, our board of directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding Class A common stock (the “2021 Share Repurchase Program”). As of June 30, 2022, the remaining amount available for repurchase pursuant to the 2021 Share Repurchase Program is $87.4 million. However, we are not obligated to make any further purchases under the 2021 Share Repurchase Program and we may suspend or permanently discontinue this program at any time or significantly reduce the amount of repurchases under the program. Any announcement of a suspension, discontinuance or reduction of this program may negatively impact our reputation and investor confidence.

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

We have a significant amount of indebtedness. As of June 30, 2022, we had total indebtedness of $2.1 billion, excluding debt issuance costs, with an additional $54.5 million of letters of credit outstanding under our revolving credit facility. The agreements governing our indebtedness contain customary covenants that restrict us from taking certain actions, such as incurring additional debt, permitting liens on pledged assets, making investments, paying dividends or making distributions to equity holders, prepaying junior debt, engaging in mergers or restructurings, and selling assets, among other things, which may restrict our ability to successfully execute on our business plan. For a more detailed description of the covenants and material terms of our material indebtedness, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Quarterly Report.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional indebtedness, which could increase the risks associated with our indebtedness.

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, as of June 30, 2022, the agreements governing our indebtedness would have permitted us to borrow up to an additional $300.5 million under our revolving credit facility. In addition, we and our subsidiaries have, and will have, the ability to incur additional indebtedness as incremental facilities under our credit agreement and we or our subsidiaries may issue additional notes in the future. If additional debt is added to our current debt levels and our subsidiaries’ current debt levels, the related risks that we and they now face could increase.

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

Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. On a pro forma basis, assuming no other prepayments of the credit facility and that our revolving credit facility is fully drawn (and to the extent that LIBOR is in excess of the 0.00% and 0.75% floors applicable to our revolving credit facility and our term loan credit facility, respectively), each one-eighth percentage point change in interest rates would result in an approximately $0.6 million change in interest expense, net of gains from interest rate caps, for the three months ended June 30, 2022. In the future, we may enter into interest rate swaps that involve the exchange of floating- for fixed-rate interest payments in order to reduce interest rate volatility or risk. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully or effectively mitigate our interest rate risk.

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

ADVANTAGE SOLUTIONS INC.

By:	/s/ Jill Griffin
Jill Griffin
Chief Executive Officer (Principal Executive Officer)
Date:	August 9, 2022

By:	/s/ Brian Stevens
Brian Stevens
Chief Financial Officer and Chief Operating
Officer (Principal Financial Officer)
Date:	August 9, 2022