Form 10-Q
period 2022-09-30
Advantage Solutions Inc.
filed 2022-11-09
CIK 1776661

dr60.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, the registrant had 319,684,462 shares of Class A common stock outstanding.

Advantage Solutions Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$96,215	$164,622
Restricted cash	18,079	16,015
Accounts receivable, net of allowance for expected credit losses of $13,648 and $15,916, respectively	833,432	797,677
Prepaid expenses and other current assets	155,429	126,000
Total current assets	1,103,155	1,104,314
Property and equipment, net	69,084	63,696
Goodwill	2,246,053	2,206,004
Other intangible assets, net	2,150,075	2,287,514
Investments in unconsolidated affiliates	124,815	125,158
Other assets	120,644	67,582
Total assets	$5,813,826	$5,854,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$14,704	$14,397
Accounts payable	267,684	277,366
Accrued compensation and benefits	109,935	139,157
Other accrued expenses	161,246	164,133
Deferred revenues	47,441	50,467
Total current liabilities	601,010	645,520
Long-term debt, net of current portion	2,024,591	2,028,882
Deferred income tax liabilities	456,755	483,165
Warrant liability	733	22,189
Other long-term liabilities	109,421	92,218
Total liabilities	3,192,510	3,271,974
Commitments and contingencies (Note 10)

Redeemable noncontrolling interest	3,353	1,893

Equity attributable to stockholders of Advantage Solutions Inc.
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 319,675,888 and 316,963,552 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	32	32
Additional paid in capital	3,398,477	3,373,278
Accumulated deficit	(823,212)	(866,607)
Loans to Karman Topco L.P.	(6,357)	(6,340)
Accumulated other comprehensive loss	(29,978)	(4,479)
Treasury stock, at cost; 1,610,014 shares as of September 30, 2022 and December 31, 2021	(12,567)	(12,567)
Total equity attributable to stockholders of Advantage Solutions Inc.	2,526,395	2,483,317
Nonredeemable noncontrolling interest	91,568	97,084
Total stockholders’ equity	2,617,963	2,580,401
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$5,813,826	$5,854,268

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021
Revenues	$1,051,095	$928,760	$2,946,979	$2,569,735
Cost of revenues (exclusive of depreciation and amortization shown separately below)	908,523	766,253	2,536,256	2,117,818
Selling, general, and administrative expenses	37,945	37,742	138,594	124,830
Depreciation and amortization	57,785	59,163	173,997	181,450
Total operating expenses	1,004,253	863,158	2,848,847	2,424,098
Operating income	46,842	65,602	98,132	145,637
Other (income) expenses:
Change in fair value of warrant liability	(1,100)	(3,491)	(21,456)	(5,024)
Interest expense, net	23,557	36,490	63,628	104,544
Total other expenses	22,457	32,999	42,172	99,520
Income before income taxes	24,385	32,603	55,960	46,117
Provision for income taxes	1,158	8,276	11,523	16,582
Net income	23,227	24,327	44,437	29,535
Less: net income attributable to noncontrolling interest	2,168	1,016	1,042	219
Net income attributable to stockholders of Advantage Solutions Inc.	21,059	23,311	43,395	29,316
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(13,616)	(2,443)	(25,499)	(4,239)
Total comprehensive income attributable to stockholders of Advantage Solutions Inc.	$7,443	$20,868	$17,896	$25,077
Net income per common share:
Basic	$0.07	$0.07	$0.14	$0.09
Diluted	$0.07	$0.07	$0.14	$0.09
Weighted-average number of common shares:
Basic	318,821,895	318,563,497	318,345,565	318,213,337
Diluted	319,725,065	320,120,634	319,190,804	319,654,817

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at July 1, 2022	318,465,449	$32	1,610,014	$(12,567)	$3,390,899	$(844,271)	$(6,351)	$(16,362)	$2,511,380	$90,109	$2,601,489
Comprehensive income (loss)
Net income	—	—	—	—	—	21,059	—	—	21,059	2,092	23,151
Foreign currency translation adjustments	—	—	—	—	—	—	—	(13,616)	(13,616)	(6,824)	(20,440)
Total comprehensive income (loss)									7,443	(4,732)	2,711
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Increase in noncontrolling interest	—	—	—	—	—	—	—	—	—	6,191	6,191
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(828)	—	—	—	(828)	—	(828)
Shares issued under 2020 Employee Stock Purchase Plan	470,786	—	—	—	1,667	—	—	—	1,667	—	1,667
Shares issued under 2020 Incentive Award Plan	739,653	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,739	—	—	—	6,739	—	6,739
Balance at September 30, 2022	319,675,888	$32	$1,610,014	$(12,567)	$3,398,477	$(823,212)	$(6,357)	$(29,978)	$2,526,395	$91,568	$2,617,963

						Accumulated	Advantage
	Common Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
			Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at July 1, 2021	318,496,390	$32	$3,361,262	$(915,096)	$(6,328)	$(1,122)	$2,438,748	$95,916	$2,534,664
Comprehensive income (loss)
Net income	—	—	—	23,311	—	—	23,311	973	24,284
Foreign currency translation adjustments	—	—	—	—	—	(2,443)	(2,443)	(2,305)	(4,748)
Total comprehensive income (loss)							20,868	(1,332)	19,536
Interest on loans to Karman Topco L.P.	—	—	—	—	(6)	—	(6)	—	(6)
Redemption of noncontrolling interest	—	—	(16)	—	—	—	(16)	—	(16)
Equity-based compensation of Karman Topco L.P.	—	—	(6,030)	—	—	—	(6,030)	—	(6,030)
Shares issued upon exercise of warrants	1	—	—	—	—	—	—	—	—
Shares issued under 2020 Employee Stock Purchase Plan	77,172	—	736	—	—	—	736	—	736
Stock-based compensation expense	—	—	8,413	—	—	—	8,413	—	8,413
Balance at September 30, 2021	318,573,563	$32	$3,364,365	$(891,785)	$(6,334)	$(3,565)	$2,462,713	$94,584	$2,557,297

See Notes to the Condensed Consolidated Financial Statements.

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at January 1, 2022	316,963,552	$32	1,610,014	$(12,567)	$3,373,278	$(866,607)	$(6,340)	$(4,479)	$2,483,317	$97,084	$2,580,401
Comprehensive income (loss)
Net income	—	—	—	—	—	43,395	—	—	43,395	918	44,313
Foreign currency translation adjustments	—	—	—	—	—	—	—	(25,499)	(25,499)	(12,625)	(38,124)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	17,896	(11,707)	6,189
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(17)	—	(17)	—	(17)
Increase in noncontrolling interest	—	—	—	—	—	—	—	—	—	6,191	6,191
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(7,142)	—	—	—	(7,142)	—	(7,142)
Shares issued under 2020 Employee Stock Purchase Plan	713,213	—	—	—	3,320	—	—	—	3,320	—	3,320
Shares issued under 2020 Incentive Award Plan	1,999,123	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	29,021	—	—	—	29,021	—	29,021
Balance at September 30, 2022	319,675,888	$32	1,610,014	$(12,567)	$3,398,477	$(823,212)	$(6,357)	$(29,978)	$2,526,395	$91,568	$2,617,963

						Accumulated	Advantage
	Common Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
			Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at January 1, 2021	318,425,182	$32	$3,348,546	$(921,101)	$(6,316)	$674	$2,421,835	$96,954	$2,518,789
Comprehensive income (loss)
Net income	—	—	—	29,316	—	—	29,316	190	29,506
Foreign currency translation adjustments	—	—	—	—	—	(4,239)	(4,239)	(2,796)	(7,035)
Total comprehensive income (loss)							25,077	(2,606)	22,471
Interest on loans to Karman Topco L.P.	—	—	—	—	(18)	—	(18)	—	(18)
Redemption of noncontrolling interest	—	—	(452)	—	—	—	(452)	236	(216)
Equity-based compensation of Karman Topco L.P.	—	—	(13,140)	—	—	—	(13,140)	—	(13,140)
Shares issued under 2020 Incentive Award Plan	24,784	—	—	—	—	—	—	—	—
Shares issued upon vesting of restricted stock units	41,424	—	—	—	—	—	—	—	—
Shares issued under 2020 Employee Stock Purchase Plan	77,172	—	736	—	—	—	736	—	736
Shares issued upon exercise of warrants	5,001	—	58	—	—	—	58	—	58
Stock-based compensation expense	—	—	28,617	—	—	—	28,617	—	28,617
Balance at September 30, 2021	318,573,563	$32	$3,364,365	$(891,785)	$(6,334)	$(3,565)	$2,462,713	$94,584	$2,557,297

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,437	$29,535
Adjustments to reconcile net income to net cash provided by operating activities
Noncash interest (income) expense, net	(34,419)	2,893
Depreciation and amortization	173,997	181,450
Change in fair value of warrant liability	(21,456)	(5,024)
Fair value adjustments related to contingent consideration	5,448	6,977
Deferred income taxes	(28,561)	(17,468)
Equity-based compensation of Karman Topco L.P.	(7,142)	(13,140)
Stock-based compensation	29,906	28,617
Equity in earnings of unconsolidated affiliates	(6,480)	(6,222)
Distribution received from unconsolidated affiliates	1,339	1,154
Loss on disposal of property and equipment	608	6,327
Loss on divestiture	2,953	—
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable, net	(45,383)	(121,036)
Prepaid expenses and other assets	(45,087)	(64,716)
Accounts payable	(7,914)	37,294
Accrued compensation and benefits	(26,316)	16,684
Deferred revenues	(156)	2,869
Other accrued expenses and other liabilities	46,176	14,874
Net cash provided by operating activities	81,950	101,068
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired	(74,146)	(40,046)
Purchase of investment in unconsolidated affiliates	(775)	(2,000)
Purchase of property and equipment	(30,037)	(24,106)
Proceeds from divestiture	1,896	—
Net cash used in investing activities	(103,062)	(66,152)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	140,333	51,685
Payments on lines of credit	(139,684)	(102,493)
Proceeds from issuance of long-term debt	266	—
Principal payments on long-term debt	(10,427)	(10,133)
Proceeds from issuance of common stock	3,320	794
Contingent consideration payments	(23,164)	(6,247)
Holdback payments	(8,557)	(2,389)
Contribution from noncontrolling interest	5,217	—
Redemption of noncontrolling interest	(224)	(216)
Net cash used in financing activities	(32,920)	(68,999)
Net effect of foreign currency changes on cash	(12,311)	(1,476)
Net change in cash, cash equivalents and restricted cash	(66,343)	(35,559)
Cash, cash equivalents and restricted cash, beginning of period	180,637	219,966
Cash, cash equivalents and restricted cash, end of period	$114,294	$184,407
SUPPLEMENTAL CASH FLOW INFORMATION
Purchase of property and equipment recorded in accounts payable and accrued expenses	$1,409	$322

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements do not include all of the information required by accounting principles generally accepted in the United States (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2021 was derived from the audited Consolidated Balance Sheet at that date and does not include all the disclosures required by GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair statement of the results as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been reflected in the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021 and the related footnotes thereto. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

COVID-19 Pandemic

Beginning in March 2020 and continuing through the first quarter of 2021, the Company’s services experienced the most severe effects from reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by services and geography, the spending reductions impacted all of the Company’s services and markets. Globally, the most impacted services were the Company's experiential services. Most services began to recover in April 2021, and the recovery has continued through the third quarter of 2022.

Impact of the War in Ukraine

The Company has a minority interest in a European company that has majority-ownership interests in local agencies in Russia. During the first quarter of 2022, the war in Ukraine resulted in the imposition of sanctions by the United States, the United Kingdom, and the European Union, that affected, and continues to affect, the cross-border operations of businesses operating in Russia. In addition, Russian regulators have imposed currency restrictions and regulations that created uncertainty regarding the Company's ability to recover its investment in operations in Russia, as well as the Company's ability to exercise control or influence over operations by the local agencies in Russia. As a result, the Company intends to use its influence to cause the European company to dispose of its ownership interests in the local agencies in Russia. Accordingly, the Company recorded pretax charges of $2.8 million in the first quarter of 2022, primarily consisting of its proportionate share of the net investment in its Russian interest in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Recent Accounting Standards

Accounting Standards Recently Adopted by the Company

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on

Financial Reporting. This guidance provides optional expedients and exceptions for GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. The amendments in this update are effective for reporting periods that include or are subsequent to March 12, 2020 and must be applied prospectively to contract modifications and hedging relationships through December 31, 2022. On April 1, 2022, the Company adopted the standard prospectively and determined that the adoption of this accounting guidance did not have a material impact on its condensed consolidated financial statements.

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

On January 1, 2022, the Company adopted ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The guidance clarifies certain aspects of the current guidance to promote consistency among reporting of an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity-classified after modification or exchange. The guidance is applied prospectively to all modifications or exchanges that occur on or after the date of adoption and the adoption of this accounting standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Sales brand-centric services	$343,478	$330,740	$1,005,707	$946,147
Sales retail-centric services	302,768	266,399	836,640	746,960
Total sales revenues	646,246	597,139	1,842,347	1,693,107
Marketing brand-centric services	143,241	142,554	393,155	381,358
Marketing retail-centric services	261,608	189,067	711,477	495,270
Total marketing revenues	404,849	331,621	1,104,632	876,628
Total revenues	$1,051,095	$928,760	$2,946,979	$2,569,735

Contract liabilities represent deferred revenues which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation and are included in Deferred revenues in the Condensed Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the three and nine months ended September 30, 2022 that were included in Deferred revenues as of December 31, 2021 were $1.4 million and $29.2 million, respectively. Revenues recognized during the three and nine months ended September 30, 2021 that were included in Deferred revenues as of December 31, 2020 were $2.7 million and $34.6 million, respectively.

3. Acquisitions

2022 Acquisitions

During the nine months ended September 30, 2022, the Company acquired two sales businesses and two marketing businesses. The acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration for each acquired business was allocated to the acquired tangible and intangible assets and liabilities assumed based upon their respective fair values. Assets acquired and liabilities assumed in the business combination were recorded on the Company’s financial statements as of the acquisition date based upon the estimated fair value at such date. The excess of the purchase consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the excess purchase price was based upon preliminary estimates and assumptions and is subject to post-close adjustments to working capital. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months. The results of operations of each acquired business have been included in the Condensed Consolidated Statements of Operations and Comprehensive Income since its respective date of acquisition.

The aggregate purchase price for the acquisitions referenced above was $75.5 million, which includes $74.1 million paid in cash, $0.5 million recorded as contingent consideration liabilities, and $0.8 million recorded as holdback amounts. Contingent consideration payments are determined based on future financial performance and payment obligations (as defined in the applicable purchase agreement) and are recorded at fair value. The maximum potential payment outcome related to the acquisitions is $1.6 million. Holdback amounts are used to withhold a portion of the initial purchase price payment until certain post-closing conditions are satisfied and are typically settled within 24 months of the acquisition. The goodwill related to the acquisitions represented the value paid for the assembled workforce, geographic presence, and expertise. Of the resulting goodwill relating to these acquisitions, $0.8 million is deductible for tax purposes.

The Company acquired a 70% ownership interest in one acquisition which also includes a put option exercisable by the 20% shareholder that allows such shareholder to sell its 20% noncontrolling interest to the Company for a multiple of the acquired subsidiary’s adjusted earnings. As the put option is outside of the Company’s control, the estimated value of the 20% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on the Condensed Consolidated Balance Sheets.

The preliminary fair values of the identifiable assets and liabilities of the acquisitions completed during the nine months ended September 30, 2022, as of the applicable acquisition dates, are as follows:

(in thousands)
Consideration:
Cash	$74,146
Holdback	810
Fair value of contingent consideration	510
Total consideration	$75,466
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets
Accounts receivable	$9,409
Other assets	3,446
Identifiable intangible assets	25,546
Total assets	38,401
Liabilities
Accounts payable	7,363
Deferred tax liabilities and other	8,744
Total liabilities	16,107

Redeemable noncontrolling interest	1,987

Noncontrolling interest	974
Total identifiable net assets	19,333
Goodwill arising from acquisitions	$56,133

The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. The preliminary fair value and estimated useful lives of the intangible assets acquired are as follows:

(in thousands)	Amount	Weighted Average Useful Life
Client relationships	$24,413	6 years
Trade names	1,133	10 years
Total identifiable intangible assets	$25,546

The operating results of the businesses acquired during the nine months ended September 30, 2022 contributed total revenues of $12.8 million and $21.3 million in the three and nine months ended September 30, 2022, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of the operations upon acquisition. During the three and nine months ended September 30, 2022, the Company incurred immaterial amounts in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income.

2021 Acquisitions

During the nine months ended September 30, 2021, the Company acquired six businesses. The acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration for each acquired business was allocated to the acquired tangible and intangible assets and liabilities assumed based upon their respective fair values. Assets acquired and liabilities assumed in the business combination were recorded on the Company’s financial statements as of the acquisition date based upon the estimated fair value at such date. The excess of the purchase consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the excess purchase price was based upon estimates and assumptions. The results of operations of each acquired business has been included in the Condensed Consolidated Statements of Operations and Comprehensive Income since its respective date of acquisition.

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

The fair values of the identifiable assets and liabilities of the acquisitions completed during the nine months ended September 30, 2021, as of the applicable acquisition dates, are as follows:

(in thousands)
Consideration
Cash	$40,046
Holdbacks	13,599
Fair value of contingent consideration	19,883
Total consideration	$73,528
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets
Accounts receivable	$12,834
Other assets	4,400
Property and equipment	1,001
Identifiable intangible assets	36,210
Total assets	54,445
Liabilities
Total liabilities	21,758
Redeemable noncontrolling interest	1,804
Total identifiable net assets	30,883
Goodwill arising from acquisitions	$42,645

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

The operating results of the businesses acquired during the nine months ended September 30, 2021 contributed total revenues of $23.0 million and $28.2 million in the three and nine months ended September 30, 2021, respectively. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of the operations upon acquisition. During the three and nine months ended September 30, 2021, the Company incurred $0.3 million and $0.8 million, respectively, in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Supplemental Pro-Forma Information (unaudited)

Supplemental information on an unaudited pro-forma basis, presented as if the acquisitions executed during the period from January 1, 2021 to November 9, 2022 had been consummated as of the beginning of the comparative prior period, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Revenues	$1,052,274	$963,576	$2,962,479	$2,719,111
Net income	$21,467	$23,896	$46,461	$32,590

4. Goodwill and Intangible Assets

Changes in goodwill for the nine months ended September 30, 2022 are as follows:

	Sales	Marketing	Total
(in thousands)
Balance at January 1, 2021	$1,462,378	$700,961	$2,163,339
Acquisitions	32,087	13,315	45,402
Measurement period adjustments	179	(1,043)	(864)
Foreign exchange translation effects	(1,873)	—	(1,873)
Balance at December 31, 2021	$1,492,771	$713,233	$2,206,004
Acquisitions	5,672	50,461	56,133
Measurement period adjustments	(446)	—	(446)
Foreign exchange translation effects	(15,638)	—	(15,638)
Balance at September 30, 2022	$1,482,359	$763,694	$2,246,053

Accumulated impairment losses related to goodwill were $652.0 million as of September 30, 2022 and 2021.

The following tables set forth information for intangible assets:

		September 30, 2022
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,486,064	$1,290,842	$1,195,222
Trade names	8 years	135,271	84,067	51,204
Developed technology	5 years	13,260	9,870	3,390
Covenant not to compete	5 years	6,100	5,841	259
Total finite-lived intangible assets		2,640,695	1,390,620	1,250,075
Indefinite-lived intangible assets:
Trade names		900,000	—	900,000
Total other intangible assets		$3,540,695	$1,390,620	$2,150,075

		December 31, 2021
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,480,167	$1,158,732	$1,321,435
Trade names	8 years	138,206	78,355	59,851
Developed technology	5 years	13,260	8,206	5,054
Covenant not to compete	5 years	6,100	4,926	1,174
Total finite-lived intangible assets		2,637,733	1,250,219	1,387,514
Indefinite-lived intangible assets:
Trade names		900,000	—	900,000
Total other intangible assets		$3,537,733	$1,250,219	$2,287,514

Accumulated impairment losses related to indefinite-lived intangibles assets were $580.0 million as of September 30, 2022 and December 31, 2021.

Amortization of intangible assets was $50.0 million and $49.8 million for the three months ended September 30, 2022 and 2021, respectively, and $150.9 million and $148.4 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, estimated future amortization expense of the Company’s existing intangible assets are as follows:

(in thousands)

Remainder of 2022	$49,782
2023	197,530
2024	196,181
2025	190,153
2026	186,203
Thereafter	430,226
Total amortization expense	$1,250,075

5. Debt

	September 30,	December 31,
(in thousands)	2022	2021
Term Loan Facility	$1,301,813	$1,311,750
Notes	775,000	775,000
Government loans for COVID-19 relief	4,113	5,212
Other	1,492	1,113
Total long-term debt	2,082,418	2,093,075
Less: current portion	14,704	14,397
Less: debt issuance costs	43,123	49,796
Long-term debt, net of current portion	$2,024,591	$2,028,882

As of September 30, 2022, the Company had $1.3 billion of debt outstanding under the Term Loan Facility (as defined in the Annual Report on Form 10-K filed March 1, 2022 for the year ended December 31, 2021 (the “2021 Annual Report”)) and $775.0 million of debt outstanding under the Notes (as defined in the 2021 Annual Report) with maturity dates of October 28, 2027 and November 15, 2028, respectively. The Company was in compliance with all of its affirmative and negative covenants under the Term Loan Facility and Notes as of September 30, 2022. In addition, the Company is required to repay the principal under the Term Loan Facility in the greater amount of its excess cash flow, as such term is defined in the agreement governing the Term Loan Facility, or $13.3 million, per annum, in quarterly payments. The Company made the minimum quarterly principal payments of $3.3 million and $9.9 million during the three and nine months ended September 30, 2022 and 2021, respectively. No payments under the excess cash flow calculation were required in such periods.

As of September 30, 2022, the Company had no borrowing under the Revolving Credit Facility (as defined in the 2021 Annual Report). All borrowings under the Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the credit agreement bear interest at a floating rate, which at the option may be either (i) a base rate plus a margin ranging from 1.0% to 1.50% per annum or (ii) LIBOR plus a margin ranging from 2.00% to 2.50% per annum. The Company is required to pay a commitment fee ranging from 0.250% to 0.375% per annum in respect of the average daily unused commitments under the Revolving Credit Facility.

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

	September 30, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$49,149	$—	$49,149	$—
Total assets measured at fair value	$49,149	$—	$49,149	$—
Liabilities measured at fair value
Warrant liability	$733	$—	$733	$—
Contingent consideration liabilities	40,431	—	—	40,431
Total liabilities measured at fair value	$41,164	$—	$733	$40,431

	December 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$10,164	$—	$10,164	$—
Total assets measured at fair value	$10,164	$—	$10,164	$—
Liabilities measured at fair value
Derivative financial instruments	$385	$—	$385	$—
Warrant liability	22,189	—	—	22,189
Contingent consideration liabilities	58,366	—	—	58,366
Total liabilities measured at fair value	$80,940	$—	$385	$80,555

Interest Rate Cap Agreements

The Company had interest rate cap contracts with an aggregate notional value of principal of $650.0 million and $2.2 billion as of September 30, 2022 and December 31, 2021, respectively, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. As of September 30, 2022, $49.1 million of fair value of the Company’s outstanding interest rate caps were included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets with changes in fair value recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and

Comprehensive Income. As of December 31, 2021, $10.2 million and $0.4 million of the Company’s fair value of outstanding interest rate caps were included in “Prepaid expenses and other current assets” and “Other accrued expenses” in the Consolidated Balance Sheets, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Income.

During the three months ended September 30, 2022 and 2021, the Company recorded a gain of $14.5 million and a loss of $0.2 million, respectively, within Interest expense, net, related to changes in the fair value of its derivative instruments. During the nine months ended September 30, 2022 and 2021, the Company recorded gains of $41.1 million and $4.1 million, respectively, within Interest expense, net, related to changes in the fair value of its derivative instruments.

Forward Contracts

As of September 30, 2022, the Company had open euro forward contracts to hedge foreign currency exposure on a total of €12.0 million with maturities in fiscal year 2022. As of December 31, 2021, the Company had no open euro forward contracts. During the three and nine months ended September 30, 2022, the changes in fair value of the forward contracts were $3.8 million and $5.5 million, respectively. During the three and nine months ended September 30, 2021, the Company recognized immaterial changes in fair value of the forward contracts.

Warrant Liability

As of September 30, 2022 and December 31, 2021, 7,333,333 private placement warrants, which were owned by Conyers Park II Sponsor LLC (“CP Sponsor”), remained outstanding at fair value of $0.7 million and $22.2 million, respectively. The warrant liability was remeasured to fair value with adjustment of $1.1 million and $21.5 million reflected in “Change in fair value of warrant liability” in the Condensed Consolidated Statements of Operations and Comprehensive Income during the three and nine months ended September 30, 2022, respectively. The warrant liability was remeasured to fair value with adjustments of $3.5 million and $5.0 million reflected in “Change in fair value of warrant liability” in the Condensed Consolidated Statements of Operations and Comprehensive Income during the three and nine months ended September 30, 2021, respectively. The warrant liability is stated at fair value at each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Income until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

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

Contingent Consideration Liabilities

During each reporting period, the Company measures the fair value of its contingent liabilities by evaluating the significant unobservable inputs and probability weightings using Monte Carlo simulations. Any resulting decreases or increases in the fair value result in a corresponding gain or loss reported in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income.

As of September 30, 2022, the maximum potential payment outcomes were $132.0 million. The following table summarizes the changes in the carrying value of estimated contingent consideration liabilities:

	September 30,
(in thousands)	2022	2021
Beginning of the period	$58,366	$45,901
Fair value of acquisitions	510	19,883
Changes in fair value	5,448	6,977
Payments	(23,164)	(6,399)
Measurement period adjustments	—	(1,181)
Foreign exchange translation effects	(729)	(69)
End of the period	$40,431	$65,112

Long-term Debt

The following table sets forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at September 30, 2022
Term Loan Facility	$1,301,813	$1,329,741
Notes	775,000	723,486
Government loans for COVID-19 relief	4,113	4,306
Other	1,492	1,492
Total long-term debt	$2,082,418	$2,059,025

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2021
Term Loan Facility	$1,311,750	$1,406,552
Notes	775,000	894,611
Government loans for COVID-19 relief	5,212	5,615
Other	1,113	1,113
Total long-term debt	$2,093,075	$2,307,891

7. Related Party Transactions

Overlapping Directors

Nine members of the board of directors of the Company serve as a member of the board of directors of eight clients of the Company.

The information below details the Company’s financial relationships with those clients as of and for the periods indicated:

	Revenues				Accounts Receivable
	Three Months Ended September 30,		Nine Months Ended September 30,		As of September 30,	As of December 31,
(in thousands)	2022	2021	2022	2021	2022	2021
Client 1	$450	$—	$1,275	$—	$301	$176
Client 2	136	42	668	75	289	160
Client 3	147	124	455	457	129	190
All other clients	30	1,452	152	6,694	16	10
Total	$763	$1,618	$2,550	$7,226	$735	$536

Investment in Unconsolidated Affiliates

During the three months ended September 30, 2022 and 2021, the Company recognized revenues of $4.4 million and $4.4 million, respectively, from a parent company of an unconsolidated affiliate. During the nine months ended September 30, 2022 and 2021, the Company recognized revenues of $11.1 million and $13.7 million, respectively, from a parent company of an unconsolidated affiliate. Accounts receivable from this client were $1.9 million and $2.4 million as of September 30, 2022 and December 31, 2021, respectively.

8. Income Taxes

The Company’s effective tax rates were 4.7% and 25.4% for the three months ended September 30, 2022 and 2021, respectively. The effective tax rate is based upon the estimated income or loss before taxes for the year, by jurisdiction, and adjusted for estimated permanent tax adjustments. The fluctuation in the Company’s effective tax rate was primarily due to the three months pretax book income differences and the discrete impact of $5.0 million to remeasure the deferred tax liability as a result of a reduction in the Company's blended state tax rate driven primarily by a Pennsylvania statutory tax rate change for the three months ended September 30, 2022, not included in the three months ended September 30, 2021.

The Company’s effective tax rates were 20.6% and 36.0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate is based upon the estimated income or loss before taxes for the year, by jurisdiction, and adjusted for estimated permanent tax adjustments. The fluctuation in the Company’s effective tax rate was primarily due to the nine months pretax book income differences, the discrete impact of $5.0 million to remeasure the deferred tax liability as a result of a reduction in the Company's blended state tax rate driven primarily by a Pennsylvania statutory tax rate change for the nine months ended September 30, 2022, offset by a shortfall adjustment of $2.4 million of stock based compensation for the nine months ended September 30, 2022.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”), which imposes a new corporate alternative minimum tax (“CAMT”), an excise tax on stock buybacks, and significant tax incentives for energy and climate initiatives, among other provisions. The Company does not expect the CAMT to have a material impact on its consolidated financial statements.

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

(in thousands)	Sales	Marketing	Total
Three Months Ended September 30, 2022
Revenues	$646,246	$404,849	$1,051,095
Depreciation and amortization	$39,798	$17,987	$57,785
Operating income	$31,765	$15,077	$46,842
Three Months Ended September 30, 2021
Revenues	$597,139	$331,621	$928,760
Depreciation and amortization	$41,515	$17,648	$59,163
Operating income	$51,906	$13,696	$65,602

(in thousands)	Sales	Marketing	Total
Nine Months Ended September 30, 2022
Revenues	$1,842,347	$1,104,632	$2,946,979
Depreciation and amortization	$121,310	$52,687	$173,997
Operating income	$65,915	$32,217	$98,132
Nine Months Ended September 30, 2021
Revenues	$1,693,107	$876,628	$2,569,735
Depreciation and amortization	$128,789	$52,661	$181,450
Operating income	$131,727	$13,910	$145,637

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

Arbitration Proceedings Related to Take 5

In August 2019, as a result of the Take 5 Matter, the Company provided a written indemnification claim notice to the sellers of Take 5 (the “Take 5 Sellers”) seeking monetary damages (including interest, fees and costs) based on allegations of breach of the asset purchase agreement (the “Take 5 APA”), as well as fraud. In September 2019, the Take 5 Sellers initiated arbitration proceedings against the Company, alleging breach of the Take 5 APA as a result of the Company’s decision to terminate the operations of the Take 5 business, and seeking monetary damages equal to all unpaid earn-out payments under the Take 5 APA (plus interest, fees and costs). In 2020, the Take 5 sellers amended their statement of claim to allege defamation, relating to statements the Company made to customers in connection with terminating the operations of the Take 5 business, and seeking monetary damages for the alleged injury to their reputation. The Company filed its response to the Take 5 Sellers’ claims, and asserted indemnification, fraud and other claims against the Take 5 Sellers as counterclaims and cross-claims in the arbitration proceedings. In October 2022, the arbitrator made a final award in favor of the Company. The Company is currently unable to estimate if or when it will be able to collect any amounts associated with this arbitration.

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

11. Stock-Based Compensation

The Company has issued nonqualified stock options, restricted stock units, and performance restricted stock units under the Advantage Solutions Inc. 2020 Incentive Award Plan (the “Plan”). The Company’s restricted stock units and performance restricted stock units, as described below, are expensed and reported as non-vested shares. The Company recognized stock-based compensation expense and equity-based compensation expense associated with the Common Series C Units of Karman Topco L.P. of $6.7 million and $8.3 million during the three months ended September 30, 2022 and 2021, respectively. The related deferred tax benefit for stock-based compensation recognized was $1.4 million and $1.3 million for the three months ended September 30, 2022 and 2021, respectively. The Company recognized stock-based compensation expense and equity-based compensation expense associated with the Common Series C Units of Karman Topco L.P. of $27.0 million and $28.5 million during the nine months ended September 30, 2022 and 2021, respectively. The related deferred tax benefit for stock-based compensation recognized was $6.0 million and $4.4 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Under the provision of ASC 718 Compensation—Stock Compensation, the Company determined that 2021 PSUs granted were modified as of March 11, 2022 related to 205,834 above-target Revenue Metric PSUs. The stock-based compensation expense for such modification was accounted for as a cancellation of the original award and the issuance of a new award using the fair value of the award on the date of modification, resulting in a $1.1 million gain upon cancellation during the nine months ended September 30, 2022 and an intrinsic value associated with the new award of $1.2 million that is expected to be recognized over the remaining service-based vesting term.

The fair value of PSU grants is equal to the closing price of the Company’s Class A common stock on the date of the applicable grant. The maximum potential remaining expense if the Maximum Goals were met for these awards has been provided in the table below for awards in which the performance period has not yet concluded. Recognition of expense associated with performance-based stock is not permitted until achievement of the performance targets are probable of occurring.

(in thousands, except share and per share data) Performance Period	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Fair Value per Share	Maximum Remaining Unrecognized Compensation Expense	Weighted-average remaining requisite service periods
January 1, 2022— December 31, 2022	2,479,997	4,959,993	7,439,990	$5.63	$80,689	1.5 years
January 1, 2021— December 31, 2021	1,121,698	1,121,698	1,319,458	$13.17	$4,982	1.1 years

The following table summarizes the PSU activity for the nine months ended September 30, 2022:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	2,609,079	$13.07
Granted	5,393,085	$5.66
Distributed	660,880	$13.09
Forfeited	684,261	$8.19
PSU performance adjustment	(377,572)	$11.19
Outstanding at September 30, 2022	6,279,451	$7.22

Restricted Stock Units

Restricted stock units (“RSUs”) are subject to the recipient’s continued service to the Company. The RSUs are generally scheduled to vest over three years and are subject to the provisions of the agreement under the Plan.

During the nine months ended September 30, 2022, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	3,660,553	$10.64
Granted	6,302,801	$5.74
Distributed	1,338,213	$10.61
Forfeited	869,955	$8.02
Outstanding at September 30, 2022	7,755,186	$6.96

As of September 30, 2022, the total remaining unrecognized compensation cost related to RSUs amounted to $30.4 million, which is expected to be amortized over the weighted-average remaining requisite service periods of 2.2 years.

Stock Options

Pursuant to the Plan, a total of 945,664 non-qualified stock options were granted during the nine months ended September 30, 2022 and 945,664 remained outstanding as of September 30, 2022 with a weighted average exercise price of $5.99 per share. A total of 261,324 non-qualified stock options were forfeited during the nine months ended September 30, 2022, with a weighted average exercise price of $9.20.

The fair value of the employee stock options granted was estimated using the following weighted average assumptions for the nine months ended:

September 30,
2022
Share Price	$5.99
Dividend yield	0.0%
Expected volatility	30.0%
Risk-free interest rate	2.0%
Expected term (years)	6.5

As of September 30, 2022, the Company had approximately $1.4 million of total unrecognized compensation expense related to stock options, net of related forfeiture estimates, which the Company expects to recognize over a weighted-average period of approximately 1.6 years. The intrinsic value of all outstanding options as of September 30, 2022 was zero based on the market price of the Company's common stock of $2.13 per share.

12. Redeemable Noncontrolling Interest

The Company is party to a put and call option agreement with respect to the common securities that represent the remaining noncontrolling interest from a majority-owned subsidiary, which was established through a majority-owned international joint venture. The put and call option agreement may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company. The redemption value of the put and call option agreement is based on a multiple of the majority-owned subsidiary earnings before interest, taxes, depreciation and amortization subject to certain adjustments. The noncontrolling interest is subject to a put option that is outside of the Company’s control and is presented as redeemable noncontrolling interest in the temporary equity section of the Condensed Consolidated Balance Sheets. The Company recorded its redeemable noncontrolling interest at fair value on the date of the related business combination transactions and recognizes changes in the redemption value at the end of each reporting period. The carrying value of the redeemable noncontrolling interest was $3.4 million as of September 30, 2022.

(in thousands)
Balance at January 1, 2022	$1,893
Fair value at acquisition	1,987
Net income attributable to redeemable noncontrolling interests	124
Dividend distribution	(223)
Foreign currency translation adjustment	(428)
Balance at September 30, 2022	$3,353

During the nine months ended September 30, 2022, the Company acquired one sales business which included a put option exercisable by the 20% shareholder that allows such shareholder to sell its 20% noncontrolling interest to the Company for a multiple of the acquired subsidiary’s adjusted earnings. As the put option is outside of the Company’s control, the estimated value of the 20% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on the Condensed Consolidated Balance Sheets. The fair value of the redeemable noncontrolling interest and put option at the acquisition date was valued based on a mix of the income approach for determining the value of the redeemable noncontrolling interest and market approach for determining the most advantageous redemption point for the put option using a Monte Carlo simulation method. The fair value assigned to this interest is estimated using Level 3 inputs based on unobservable inputs.

13. Earnings Per Share

The Company calculates earnings per share using a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income attributable to stockholders of the Company by the weighted-average shares of common stock outstanding without the consideration for potential dilutive shares of common stock. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of performance stock units, restricted stock units, public and private placement warrants, the employee stock purchase plan and stock options. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding and the potential dilutive shares of common stock for the period determined using the treasury stock method. During periods of net loss, diluted loss per share is equal to basic loss per share because the antidilutive effect of potential common shares is disregarded.

The following is a reconciliation of basic and diluted net earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and earnings per share data)	2022	2021	2022	2021
Basic earnings per share computation:
Numerator:
Net income attributable to stockholders of Advantage Solutions Inc.	$21,059	$23,311	$43,395	$29,316
Denominator:
Weighted average common shares - basic	318,821,895	318,563,497	318,345,565	318,213,337
Basic earnings per common share	$0.07	$0.07	$0.14	$0.09
Diluted earnings per share computation:
Numerator:
Net income attributable to stockholders of Advantage Solutions Inc.	$21,059	$23,311	$43,395	$29,316
Denominator:
Weighted average common shares outstanding	318,821,895	318,563,497	318,345,565	318,213,337
Performance and Restricted Stock Units	602,566	1,450,668	496,968	1,335,011
Employee stock purchase plan and stock options	300,604	106,469	348,271	106,469
Weighted average common shares - diluted	319,725,065	320,120,634	319,190,804	319,654,817
Diluted earnings per common share	$0.07	$0.07	$0.14	$0.09

The Company had 18,578,321 warrants to purchase Class A common stock at $11.50 per share outstanding at September 30, 2022, which have been excluded in the calculation of diluted earnings per common share as the weighted average market price of the common stock during the three and nine months ended September 30, 2022 did not exceed the exercise price of the warrants. The Company had 18,578,324 warrants to purchase Class A common stock at $11.50 per share outstanding at September 30, 2021.

14. Subsequent Events

In October 2022, the Company granted 2,153,900 RSUs and 1,170,000 stock options, with an estimated aggregate grant date fair value of $4.8 million and $1.2 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain such terms. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in Part II, Item 1A “Risk Factors” of this report. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Through our sales segment, which generated approximately 62.5% and 65.9% of our total revenues in the nine months ended September 30, 2022 and 2021, respectively, we offer headquarter sales representation services to consumer goods manufacturers, for whom we prepare and present to retailers a business case to increase distribution of manufacturers’ products and optimize how they are displayed, priced and promoted. We also make in-store merchandising visits for both manufacturer and retailer clients to ensure the products we represent are adequately stocked and properly displayed.

Through our marketing segment, which generated approximately 37.5% and 34.1% of our total revenues in the nine months ended September 30, 2022 and 2021, respectively, we help brands and retailers reach consumers through two main categories within the marketing segment. The first and largest category is our retail experiential business, also known as in-store sampling or demonstrations, where we manage highly customized large-scale sampling programs (both in-store and online) for leading retailers. The second category is our collection of specialized agency services, in which we provide private label services to retailers and develop granular marketing programs for brands and retailers through our shopper, consumer and digital marketing agencies.

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

Impacts of the COVID-19 Pandemic

Beginning in March 2020 and continuing through the first quarter of 2021, our services experienced the effects from reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by services and geography, the spending reductions impacted all of our services and markets. Globally, the most impacted services were our experiential services. Most services began to improve in April 2021, and the improvement has continued through the third quarter of 2022.

Summary

Our financial performance for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 includes:

•
Revenues increased by $122.3 million, or 13.2%, to $1,051.1 million;
•
Operating income decreased by $18.8 million, or 28.6%, to $46.8 million;
•
Net income decreased by $1.1 million, or 4.5% to $23.2 million;
•
Adjusted Net Income increased by $3.6 million, or 6.1%, to $62.7 million; and
•
Adjusted EBITDA decreased by $15.5 million, or 11.6%, to $118.3 million.

Our financial performance for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 includes:

•
Revenues increased by $377.2 million, or 14.7% to $2,947.0 million;
•
Operating income decreased by $47.5 million, or 32.6% to $98.1 million;
•
Net income increased by $14.9 million, or 50.5% to $44.4 million;
•
Adjusted Net Income increased by $5.8 million, or 3.9% to $152.5 million; and
•
Adjusted EBITDA decreased by $43.8 million, or 11.9% to $323.3 million.

During the nine months ended September 30, 2022, we acquired four businesses. The aggregate purchase price was $75.5 million, of which $74.1 million was paid in cash, $0.5 million in contingent consideration and $0.8 million in holdback.

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
•
Acquisitions. We have grown and expect to continue to grow our business in part by acquiring quality businesses, both domestic and international. Excluding the 2017 acquisition of Daymon Worldwide Inc., we have completed 73 acquisitions from January 2014 to November 9, 2022, ranging in purchase prices from approximately $0.3 million to $98.5 million. Many of our acquisition agreements include contingent consideration arrangements, which are described below. We have completed acquisitions at what we believe are attractive purchase prices and have regularly structured our agreements to result in the generation of long-lived tax assets, which have in turn reduced our effective purchase prices when incorporating the value of those tax assets. We continue to look for strategic acquisitions that can be completed at attractive purchase prices.
•
Contingent Consideration. Many of our acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of financial performance thresholds by the operations attributable to the acquired businesses. The contingent consideration arrangements are based upon our valuations of the acquired businesses and are intended to share the investment risk with the sellers of such businesses if projected financial results are not achieved. The fair values of these contingent consideration arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent consideration payments as part of the initial purchase price. We review and assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from our initial estimates. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations and Comprehensive Income.
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

Depreciation Expense

Depreciation expense relates to the property and equipment that we own, which represented less than 1% of our total assets at September 30, 2022 and 2021, respectively.

Income Taxes

Income tax expense and our effective tax rates can be affected by many factors, including state apportionment factors, our acquisition strategy, tax incentives and credits available to us, changes in judgment regarding our ability to realize our deferred tax assets, changes in our worldwide mix of pre-tax losses or earnings, changes in existing tax laws and our assessment of uncertain tax positions.

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

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means Net income before (i) impairment of goodwill and indefinite-lived assets, (ii) amortization of intangible assets, (iii) equity-based compensation of Topco, (iv) changes in fair value of warrant liability, (v) fair value adjustments of contingent consideration related to acquisitions, (vi) acquisition-related expenses, (vii) costs associated with COVID-19, net of benefits received, (viii) EBITDA for economic interests in investments, (ix) restructuring expenses, (x) litigation expenses (recovery), (xi) costs associated with the Take 5 Matter, (xii) related tax adjustments and (xiii) other adjustments that management believes are helpful in evaluating our operating performance.

We present Adjusted Net Income because we use it as a supplemental measure to evaluate the performance of our business in a way that also considers our ability to generate profit without the impact of items that we do not believe are indicative of our operating performance or are unusual or infrequent in nature and aid in the comparability of our performance from period to period. Adjusted Net Income should not be considered as an alternative for Net income, our most directly comparable measure presented on a GAAP basis.

Adjusted EBITDA and Adjusted EBITDA by Segment

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means Net income before (i) interest expense, net, (ii) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) equity-based compensation of Topco, (vii) changes in fair value of warrant liability, (viii) stock-based compensation expense, (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition-related expenses, (xi) costs associated with COVID-19, net of benefits received, (xii) EBITDA for economic interests in investments, (xiii) restructuring expenses, (xiv) litigation expenses (recovery), (xv) costs associated with the Take 5 Matter and (xvi) other adjustments that management believes are helpful in evaluating our operating performance.

We present Adjusted EBITDA and Adjusted EBITDA by segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain noncash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to Adjusted EBITDA. Neither Adjusted EBITDA nor Adjusted EBITDA by segment should be considered as an alternative for Net income, our most directly comparable measure presented on a GAAP basis.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

The following table sets forth items derived from the Company’s consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021 in dollars and as a percentage of total revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2022		2021		2022		2021
Revenues	$1,051,095	100.0%	$928,760	100.0%	$2,946,979	100.0%	$2,569,735	100.0%
Cost of revenues	908,523	86.4%	766,253	82.5%	2,536,256	86.1%	2,117,818	82.4%
Selling, general, and administrative expenses	37,945	3.6%	37,742	4.1%	138,594	4.7%	124,830	4.9%
Depreciation and amortization	57,785	5.5%	59,163	6.4%	173,997	5.9%	181,450	7.1%
Total expenses	1,004,253	95.5%	863,158	92.9%	2,848,847	96.7%	2,424,098	94.3%
Operating income	46,842	4.5%	65,602	7.1%	98,132	3.3%	145,637	5.7%
Other (income) expenses:
Change in fair value of warrant liability	(1,100)	(0.1)%	(3,491)	(0.4)%	(21,456)	(0.7)%	(5,024)	(0.2)%
Interest expense, net	23,557	2.2%	36,490	3.9%	63,628	2.2%	104,544	4.1%
Total other expenses	22,457	2.1%	32,999	3.6%	42,172	1.4%	99,520	3.9%
Income before income taxes	24,385	2.3%	32,603	3.5%	55,960	1.9%	46,117	1.8%
Provision for income taxes	1,158	0.1%	8,276	0.9%	11,523	0.4%	16,582	0.6%
Net income	$23,227	2.2%	$24,327	2.6%	$44,437	1.5%	$29,535	1.1%
Other Financial Data
Adjusted Net Income(1)	$62,682	6.0%	$59,101	6.4%	$152,541	5.2%	$146,762	5.7%
Adjusted EBITDA(1)	$118,268	11.3%	$133,756	14.4%	$323,329	11.0%	$367,155	14.3%

(1)
Adjusted Net Income and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA and reconciliations of Net income to Adjusted Net Income and Adjusted EBITDA, see “—Non-GAAP Financial Measures.”

Comparison of the Three Months Ended September 30, 2022 and 2021

Revenues

	Three Months Ended September 30,		Change
(amounts in thousands)	2022	2021	$	%
Sales	$646,246	$597,139	$49,107	8.2%
Marketing	404,849	331,621	73,228	22.1%
Total revenues	$1,051,095	$928,760	$122,335	13.2%

Total revenues increased by $122.3 million, or 13.2%, during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

The sales segment revenues increased $49.1 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, of which $23.6 million were revenues from acquired businesses. Excluding revenues from acquired businesses and unfavorable foreign exchange rates of $17.0 million, the segment experienced an increase of $42.5 million in organic revenues primarily due to growth in our retail merchandising services and international businesses, partially offset by a decrease in our third party selling and retailing services.

The marketing segment revenues increased $73.2 million during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, of which $11.0 million were revenues from acquired businesses. Excluding revenues from acquired businesses and unfavorable foreign exchange rates of $5.7 million, the segment experienced an increase of $67.9 million in organic revenues. The increase in revenues was primarily due to an increase in our in-store product demonstration and sampling services which continue to recover from the temporary suspensions as a result of the COVID-19 pandemic, partially offset by a decrease in certain of our client media spend.

Cost of Revenues

Cost of revenues as a percentage of revenues for the three months ended September 30, 2022 was 86.4%, as compared to 82.5% for the three months ended September 30, 2021. The increase as a percentage of revenues was largely attributable to the change in the revenue mix of our services as a result of recoveries from the COVID-19 pandemic and acquired businesses, and the ongoing investment and inflationary impact in recruiting, wage, and employee benefit expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the three months ended September 30, 2022 was 3.6%, compared to 4.1% for the three months ended September 30, 2021, primarily due to the change in fair value adjustments related to contingent consideration and a decrease in legal fees associated with the Take 5 Matter.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $1.4 million, or 2.3%, to $57.8 million for the three months ended September 30, 2022 compared to $59.2 million for the three months ended September 30, 2021, which stayed relatively consistent year over year.

Operating Income

	Three Months Ended September 30,		Change
(amounts in thousands)	2022	2021	$	%
Sales	$31,765	$51,906	$(20,141)	(38.8)%
Marketing	15,077	13,696	1,381	10.1%
Total operating income	$46,842	$65,602	$(18,760)	(28.6)%

In the sales segment, the decrease in operating income during the three months ended September 30, 2022 was due to a shift in revenue mix and ongoing investment and inflationary impact in recruiting, wage, and employee benefit expenses.

In the marketing segment, the increase in operating income during the three months ended September 30, 2022 was due to the growth in revenues, partially offset by the increase in cost of revenues as described above.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents $1.1 million of non-cash gain resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the three months ended September 30, 2022, approximating the fair value with the warrant price of the public warrants.

Interest Expense, net

Interest expense, net decreased $12.9 million, or 35.4%, to $23.6 million for the three months ended September 30, 2022, from $36.5 million for the three months ended September 30, 2021. The decrease in interest expense, net was primarily due to the increase in fair value changes in derivatives instruments.

Provision for Income Taxes

Provision for income taxes was $1.2 million for the three months ended September 30, 2022 as compared to $8.3 million of provision for income taxes for the three months ended September 30, 2021. The fluctuation was primarily attributable to the decrease in pre-tax income during the three months ended September 30, 2022 and decrease of $4.3 million of discrete items for the three months ended September 30, 2022.

Net Income

Net income was $23.2 million for the three months ended September 30, 2022, compared to net income of $24.3 million for the three months ended September 30, 2021. The decrease in net income was primarily driven by the decrease in operating income as described above, offset by the decrease in interest expense, net and provision for income taxes.

Adjusted Net Income

The increase in Adjusted Net Income for the three months ended September 30, 2022 was attributable to the decrease in interest expense, net as described above. For a reconciliation of Adjusted Net Income to Net income, see “ —Non-GAAP Financial Measures.”

Adjusted EBITDA and Adjusted EBITDA by Segment

	Three Months Ended September 30,		Change
(amounts in thousands)	2022	2021	$	%
Sales	$76,172	$95,199	$(19,027)	(20.0)%
Marketing	42,096	38,557	3,539	9.2%
Total Adjusted EBITDA	$118,268	$133,756	$(15,488)	(11.6)%

Adjusted EBITDA decreased by $15.5 million, or 11.6%, to $118.3 million for the three months ended September 30, 2022, from $133.8 million for the three months ended September 30, 2021. In the sales segment, the decrease in Adjusted EBITDA was primarily attributable to the increase in cost of revenues as described above. In the marketing segment, the increase in the Adjusted EBITDA was primarily attributable to the growth in revenues as described above. For a reconciliation of Adjusted EBITDA to Net income, see “—Non-GAAP Financial Measures.”

Comparison of the Nine Months Ended September 30, 2022 and 2021

Revenues

	Nine Months Ended September 30,		Change
(amounts in thousands)	2022	2021	$	%
Sales	$1,842,347	$1,693,107	$149,240	8.8%
Marketing	1,104,632	876,628	228,004	26.0%
Total revenues	$2,946,979	$2,569,735	$377,244	14.7%

Total revenues increased by $377.2 million, or 14.7%, during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

The sales segment revenues increased $149.2 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, of which $114.2 million were revenues from acquired businesses. Excluding revenues from acquired businesses and unfavorable foreign exchange rates of $33.9 million, the segment experienced an increase of $68.9 million in organic revenues primarily due to our European joint venture which experienced continued recoveries from temporary reduction in services as a result of the COVID-19 pandemic and growth in our retail merchandising services partially offset by a decrease in our foodservice and third party selling and retailing services.

The marketing segment revenues increased $228.0 million during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021, of which $23.1 million were revenues from acquired businesses. Excluding revenues from acquired businesses and unfavorable foreign exchange rates of $11.6 million, the segment experienced an increase of $216.5 million in organic revenues. The increase in revenues was primarily due to an increase in our in-store product demonstration and sampling services which continue to recover from the temporary suspensions as a result of the COVID-19 pandemic, partially offset by a decrease in certain of our client media spend.

Cost of Revenues

Cost of revenues as a percentage of revenues for the nine months ended September 30, 2022 was 86.1%, as compared to 82.4% for the nine months ended September 30, 2021. The increase as a percentage of revenues was largely attributable to the change in the revenue mix of our services as a result of recoveries from the COVID-19 pandemic and acquired businesses, and the ongoing investment and inflationary impact in recruiting, wage, and employee benefit expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the nine months ended September 30, 2022 was 4.7%, compared to 4.9% for the nine months ended September 30, 2021.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased by $7.5 million or 4.1% to $174.0 million for the nine months ended September 30, 2022 compared to $181.5 million for the nine months ended September 30, 2021. The decrease was primarily due to a decrease in depreciation expenses from our internally developed software.

Operating Income

	Nine Months Ended September 30,		Change
(amounts in thousands)	2022	2021	$	%

Sales	$65,915	$131,727	$(65,812)	(50.0%)
Marketing	32,217	13,910	18,307	131.6%
Total operating income	$98,132	$145,637	$(47,505)	(32.6%)

In the sales segment, the decrease in operating income during the nine months ended September 30, 2022 was primarily attributable to a shift in revenue mix, ongoing investment and inflationary impact in recruiting, wage, and employee benefit expenses, the change in fair value adjustments related to contingent consideration, and an increase in stock-based compensation expense, partially offset by a decrease in depreciation expense.

In the marketing segment, the increase in operating income during the nine months ended September 30, 2022 was primarily attributable to the growth in revenues, partially offset by the increase in cost of revenues as described above and the change in fair value adjustments related to contingent consideration.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents $21.5 million of non-cash gain resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the nine months ended September 30, 2022, approximating the fair value with the warrant price of the public warrants.

Interest Expense, net

Interest expense, net decreased $40.9 million, or 39.1%, to $63.6 million for the nine months ended September 30, 2022, from $104.5 million for the nine months ended September 30, 2021. The decrease in interest expense, net was primarily due to the increase in fair value changes in derivatives instruments.

Provision for Income Taxes

Provision for income taxes was $11.5 million for the nine months ended September 30, 2022 as compared to $16.6 million for the nine months ended September 30, 2021. The fluctuation was primarily attributable to the increase in pre-tax income during the nine months ended September 30, 2022, partially offset by a decrease of $7.4 million of discrete items.

Net Income

Net income was $44.4 million for the nine months ended September 30, 2022, compared to net income of $29.5 million for the nine months ended September 30, 2021. The increase in net income was primarily driven by the decrease in change in fair value of warrant liability, interest expense, net, and provision for income taxes, partially offset by the decrease in operating income as described above.

Adjusted Net Income

The increase in Adjusted Net Income for the nine months ended September 30, 2022 was attributable to the decrease in change in fair value of warrant liability, and interest expense, net as described above. For a reconciliation of Adjusted Net Income to Net income, see “ —Non-GAAP Financial Measures.”

Adjusted EBITDA and Adjusted EBITDA by Segment

	Nine Months Ended September 30,		Change
(amounts in thousands)	2022	2021	$	%

Sales	$216,158	$268,798	$(52,640)	(19.6)%
Marketing	107,171	98,357	8,814	9.0%
Total Adjusted EBITDA	$323,329	$367,155	$(43,826)	(11.9)%

Adjusted EBITDA decreased by $43.8 million, or 11.9%, to $323.3 million for the nine months ended September 30, 2022, from $367.2 million for the nine months ended September 30, 2021. In the sales segment, the decrease in Adjusted EBITDA was primarily attributable to the increase in cost of revenues as described above. In the marketing segment, the increase in the Adjusted EBITDA was primarily attributable to the growth in revenues as described above. For a reconciliation of Adjusted EBITDA to Net income, see “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means Net income before (i) impairment of goodwill and indefinite-lived assets, (ii) amortization of intangible assets, (iii) equity-based compensation of Topco, (iv) change in fair value of warrant liability, (v) fair value adjustments of contingent consideration related to acquisitions, (vi) acquisition-related expenses, (vii) costs associated with COVID-19, net of benefits received, (viii) EBITDA for economic interests in investments, (ix) restructuring expenses, (x) litigation expenses (recovery), (xi) costs associated with the Take 5 Matter, (xii) related tax adjustments and (xiii)other adjustments that management believes are helpful in evaluating our operating performance.

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

A reconciliation of Adjusted Net Income to Net income is provided in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Net income	$23,227	$24,327	$44,437	$29,535
Less: Net income attributable to noncontrolling interest	2,168	1,016	1,042	219
Add:
Equity -based compensation of Karman Topco L.P.(a)	(828)	(5,575)	(7,142)	(10,031)
Change in fair value of warrant liability	(1,100)	(3,491)	(21,456)	(5,024)
Fair value adjustments related to contingent consideration related to acquisitions(c)	(340)	3,221	5,448	5,776
Acquisition-related expenses(d)	4,260	5,110	19,843	13,053
Restructuring expenses(e)	3,562	(394)	4,458	10,636
Litigation(f)	—	(92)	(800)	(910)
Amortization of intangible assets(g)	49,997	49,786	150,930	148,396
Costs associated with COVID-19, net of benefits received(h)	2,009	1,087	4,945	(948)
Costs associated with the Take 5 Matter(i)	278	1,400	2,088	3,611
Tax adjustments related to non-GAAP adjustments(j)	(16,215)	(15,262)	(49,168)	(47,113)
Adjusted Net Income	$62,682	$59,101	$152,541	$146,762

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means Net income before (i) interest expense, net, (ii) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) equity-based compensation of Topco, (vii) change in fair value of warrant liability, (viii) stock-based compensation expense, (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition-related expenses, (xi) costs associated with COVID-19, net of benefits received, (xii) EBITDA for economic interests in investments, (xiii) restructuring expenses, (xiv) litigation expenses (recovery), (xv) costs associated with the Take 5 Matter and (xvi) other adjustments that management believes are helpful in evaluating our operating performance.

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

A reconciliation of Adjusted EBITDA to Net income is provided in the following table:

Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Net income	$23,227	$24,327	$44,437	$29,535
Add:
Interest expense, net	23,557	36,490	63,628	104,544
Provision for income taxes	1,158	8,276	11,523	16,582
Depreciation and amortization	57,785	59,163	173,997	181,450
Equity-based compensation of Karman Topco L.P.(a)	(828)	(5,575)	(7,142)	(10,031)
Change in fair value of warrant liability	(1,100)	(3,491)	(21,456)	(5,024)
Stock-based compensation expense(b)	7,174	7,854	29,906	25,497
Fair value adjustments related to contingent consideration related to acquisitions(c)	(340)	3,221	5,448	5,776
Acquisition-related expenses(d)	4,260	5,110	19,843	13,053
EBITDA for economic interests in investments(k)	(2,474)	(3,620)	(7,546)	(6,616)
Restructuring expenses(e)	3,562	(394)	4,458	10,636
Litigation(f)	—	(92)	(800)	(910)
Costs associated with COVID-19, net of benefits received(h)	2,009	1,087	4,945	(948)
Costs associated with the Take 5 Matter(i)	278	1,400	2,088	3,611
Adjusted EBITDA	$118,268	$133,756	$323,329	$367,155

Financial information by segment, including a reconciliation of Adjusted EBITDA by segment to operating income, the closest GAAP financial measure, is provided in the following table:

Sales Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Operating income	$31,765	$51,906	$65,915	$131,727
Add:
Depreciation and amortization	39,798	41,515	121,310	128,789
Equity-based compensation of Karman Topco L.P.(a)	(320)	(4,844)	(4,004)	(7,360)
Stock-based compensation expense(b)	4,080	4,371	18,009	13,795
Fair value adjustments related to contingent consideration related to acquisitions(c)	(1,901)	192	4,992	(4,057)
Acquisition-related expenses(d)	2,880	3,899	13,734	9,499
EBITDA for economic interests in investments(k)	(2,656)	(3,832)	(8,018)	(7,429)
Restructuring expenses(e)	2,360	1,273	3,519	3,229
Litigation(f)	—	(68)	(100)	(584)
Costs associated with COVID-19, net of benefits received(h)	166	787	801	1,189
Sales Segment Adjusted EBITDA	$76,172	$95,199	$216,158	$268,798

Marketing Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(in thousands)
Operating income	$15,077	$13,696	$32,217	$13,910
Add:
Depreciation and amortization	17,987	17,648	52,687	52,661
Equity-based compensation of Karman Topco L.P.(a)	(508)	(731)	(3,138)	(2,671)
Stock-based compensation expense(b)	3,094	3,483	11,897	11,702
Fair value adjustments related to contingent consideration related to acquisitions(c)	1,561	3,029	456	9,833
Acquisition-related expenses(d)	1,380	1,211	6,109	3,554
EBITDA for economic interests in investments(k)	182	212	472	813
Restructuring expenses(e)	1,202	(1,667)	939	7,407
Litigation(f)	—	(24)	(700)	(326)
Costs associated with COVID-19, net of benefits received(h)	1,843	300	4,144	(2,137)
Costs associated with the Take 5 Matter(i)	278	1,400	2,088	3,611
Marketing Segment Adjusted EBITDA	$42,096	$38,557	$107,171	$98,357

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
(c)

Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions. See Note 6—Fair Value of Financial Instruments to our unaudited condensed financial statements for the three and nine months ended September 30, 2022 and 2021.

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

(i)	Represents costs associated with the Take 5 Matter, primarily, professional fees and other related costs, for the three and nine months ended September 30, 2022 and 2021, respectively.
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

Cash Flows

A summary of our cash operating, investing and financing activities are shown in the following table:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$81,950	$101,068
Net cash used in investing activities	(103,062)	(66,152)
Net cash used in financing activities	(32,920)	(68,999)
Net effect of foreign currency fluctuations on cash	(12,311)	(1,476)
Net change in cash, cash equivalents and restricted cash	$(66,343)	$(35,559)

Net Cash Provided by Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2022 consisted of net income of $44.4 million adjusted for certain non-cash items, including depreciation and amortization of $174.0 million and effects of changes in working capital. Net cash provided by operating activities during the nine months ended September 30, 2021 consisted of net income of $29.5 million adjusted for certain non-cash items, including depreciation and amortization of $181.5 million and effects of changes in working capital. The decrease in cash provided by operating activities during the nine months ended September 30, 2022 relative to the same period in 2021 was primarily due to ongoing investment and inflationary impact in recruiting, wage, and employee benefit expenses during the nine months ended September 30, 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 primarily consisted of the purchase of businesses, net of cash acquired of $74.4 million and purchase of property and equipment of $30.0 million. Net cash used in investing activities during the nine months ended September 30, 2021 primarily consisted of the purchase of businesses, net of cash acquired of $40.0 million and purchase of property and equipment of $24.1 million.

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

Cash flows used in financing activities during the nine months ended September 30, 2022 were primarily related to payments of contingent consideration and holdback payments of $31.7 million, repayment of principal on our Term Loan Facility of $9.9 million, partially offset by $3.3 million related to proceeds from the issuance of Class A common stock and $5.2 million of contribution from noncontrolling interest. Cash flows related to financing activities during the nine months ended September 30, 2021 were primarily related to borrowings of $51.7 million and repayment of $102.7 million on the Revolving Credit Facility and our lines of credit and $8.6 million related to payments of contingent consideration and holdback payments.

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

Revolving Credit Facility

Our Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $400.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under our Revolving Credit Facility then in effect. Loans under the Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A., is administrative agent and ABL Collateral Agent. The Revolving Credit Facility is scheduled to mature in October 2025. We may use borrowings under the Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments. As of September 30, 2022, we had unused capacity under our Revolving Credit Facility available to us of $400.0 million, subject to borrowing base limitations (without giving effect to approximately $54.5 million of outstanding letters of credit and the borrowing base limitations for additional borrowings).

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

Future Cash Requirement

There were no material changes to our contractual future cash requirements from those disclosed in our 2021 Annual Report.

Cash and Cash Equivalents Held Outside the United States

As of September 30, 2022 and December 31, 2021, $71.6 million and $86.2 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries. As of September 30, 2022, and December 31, 2021, $21.6 million and $40.0 million, respectively, of our cash and cash equivalents were held by foreign branches.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are included in our 2021 Annual Report and did not materially change during the nine months ended September 30, 2022.

Recently Issued Accounting Pronouncements

See the information set forth in Note 1, Organization and Significant Accounting Policies – Recent Accounting Standards, to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 included in “Part I, Financial Information—Item 1. Financial Statements” in this Quarterly Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our exposure to foreign currency exchange rate fluctuations is primarily the result of foreign subsidiaries and foreign branches primarily domiciled in Europe and Canada. We use financial derivative instruments to hedge foreign currency exchange rate risks associated with our Canadian subsidiary.

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars, British pounds and euros, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated income before taxes would have decreased by approximately $2.5 million for the nine months ended September 30, 2022.

Interest Rate Risk

Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under the Term Loan Facility, Revolving Credit Facility and Notes.

We manage our interest rate risk through the use of derivative financial instruments. Specifically, we have entered into interest rate cap agreements to manage our exposure to potential interest rate increases that may result from fluctuations in LIBOR. We do not designate these derivatives as hedges for accounting purposes, and as a result, all changes in the fair value of derivatives, used to hedge interest rates, are recorded in “Interest expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive Income.

As of September 30, 2022, we had interest rate cap contracts on an additional $650.0 million of notional value of principal from other financial institutions, with a maturity date of December 16, 2024 to manage our exposure to interest rate movements on variable rate credit facilities when one-month LIBOR on term loans exceeding a cap of 0.75%. The aggregate fair value of our interest rate caps represented an outstanding net asset of $49.1 million as of September 30, 2022.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the Term Loan Facility and Revolving Credit Facility would have resulted in an increase of $0.7 million in interest expense, net of gains from interest rate caps, for the nine months ended September 30, 2022.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In October 2022, the arbitrator made a final award in our favor. We are currently unable to estimate if or when we will be able to collect any amounts associated with this arbitration.

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

Changes in labor laws related to employee hours, wages, job classification and benefits, including health care benefits, could adversely affect our business, financial condition or results of operations. As of September 30, 2022, we employed approximately 75,000 associates, many of whom are paid above, but near, applicable minimum wages, and their wages may be affected by changes in minimum wage laws.

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

Inflationary factors such as increases in the labor costs, material costs and overhead costs may adversely affect our operating results. A high rate of inflation, including a continuation of inflation at the current rate, has had and may continue to have an adverse effect on our ability to maintain attractive levels of gross margin and general and administrative expenses as a percentage of total revenue, if we are unable to pass on these costs through increased prices, revised budget estimates, or offset them in other ways.

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

Consolidation in the consumer goods and retail industries we serve could reduce aggregate demand for our services in the future and could adversely affect our business or our results of operations. In October 2022, The Kroger Co. and Albertsons Companies, Inc., two large retailers, announced an agreement to merge their businesses together with an anticipated closing in 2024. When companies consolidate, the services they previously purchased separately are often purchased by the combined entity, leading to the termination of relationships with certain service providers or demands for reduced fees and commissions. The combined company may also choose to insource certain functions that were historically outsourced, resulting in the termination of existing relationships with third-party service providers. While we attempt to mitigate the revenue impact of any consolidation by maintaining existing or winning new service arrangements with the combined companies, there can be no assurance as to the degree to which we will be able to do so as consolidation continues in the industries we serve, and our business, financial condition or results of operations may be adversely affected.

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

Additionally, we have a minority interest in a European company that owns majority interests in local agencies in Russia. In addition to the imposition of sanctions by the United States, the United Kingdom, and the European Union that affect the cross-border operations of businesses operating in Russia, Russian regulators have imposed currency restrictions and regulations that created uncertainty regarding our ability to recover our investment in operations in Russia, as well as our ability to exercise control or influence involving operations by the local agencies in Russia. As a result, we intend to use our influence to cause the European company to dispose of our ownership interests in the local agencies in Russia. Accordingly, we recorded pretax charges of $2.8 million in the first quarter of 2022, primarily consisting of our proportionate share of the net investment in our Russian interest in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Income.

To the extent the current conflict between Russia and Ukraine adversely affects our business, particularly in Russia, it may also have the effect of heightening many other risks disclosed in our 2021 Annual Report and this Quarterly Report, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation and business spending; disruptions to our information technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our prices, our ability to implement and execute our business strategy, disruptions in global supply chains, our exposure to foreign currency fluctuations, and constraints, volatility, or disruption in the capital markets, difficulty staffing and managing impacted operations, and the recoverability of assets in the region.

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

We have made acquisitions to complement and expand the services we offer and intend to continue to do so when attractive acquisition opportunities exist in the market. As a result of prior acquisitions, including the acquisition of our business in 2014 by our current parent entity, Topco, we have goodwill and intangible assets recorded on our balance sheet of $2.2 billion and $2.2 billion, respectively, as of September 30, 2022, as further described in Note 4 to our condensed consolidated financial statements for the three and nine months ended September 30, 2022.

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

A variety of federal, state and foreign laws and regulations govern the collection, use, retention, sharing and security of personal information. The information, security and privacy requirements imposed by such governmental laws and regulations relating to privacy, data protection and consumer protection are increasingly demanding, quickly evolving and may be subject to differing interpretations or legal theories among regulators, enforcers, and civil litigants. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements and obligations. Our actual or perceived failure to comply with such laws and regulations could result in fines, investigations, enforcement actions, penalties, sanctions, claims for damages by affected individuals, and damage to our reputation, among other negative consequences, any of which could have a material adverse effect on its financial performance.

Certain aspects of our business and/or the data it collects is subject to the California Consumer Protection Act of 2018 (“CCPA”), which became effective in 2020 and regulates the collection, use and processing of personal information relating to California residents, and which grants certain privacy rights to California residents, including rights to request access to and to request deletion of personal information relating to such individuals under certain circumstances. Compliance with the new obligations imposed by the CCPA depends in part on how its requirements are interpreted and applied by the California attorney general and courts. Alleged violations of the CCPA may result in substantial civil penalties or statutory damages when applied at scale, up to $2,500 per violation or $7,500 per intentional violation of any CCPA requirement, which may be applied on a per-person or per-record basis. The CCPA also establishes a private right of action if certain personal information of individuals is subject to an unauthorized access and exfiltration, theft, or disclosure as a result of a business’s violation of the duty to implement and maintain reasonable security procedures and practices, which authorizes statutory damages $100 to $750 per person per incident even if there is no actual harm or damage to plaintiffs. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Further, in November 2020, the State of California adopted the California Privacy Rights Act of 2020 (“CPRA”) which goes into effect January 1, 2023 and is enforceable starting on July 1, 2023. The CPRA expands and amends the CCPA, including additional and strengthened privacy rights for California residents, new requirements regarding sensitive data and data sharing for digital advertising, and tripled damages for violations involving children’s data. Also on January 1, 2023, the CCPA – as amended by the CPRA – will be newly applicable to personal information collected for employment-related purposes as well as from business-to-business contacts, creating new regulatory obligations as to datasets that until then had been largely exempt from the CCPA. The CPRA includes a 12-month “look-back” provision that requires businesses to map out all information retained since January 1, 2022. The CPRA also establishes a dedicated privacy regulator under California law, with rulemaking and enforcement responsibilities. Certain regulations implementing the CPRA are expected in draft and final form by the end of 2022, with potentially additional regulations to be proposed following the CPRA’s January 1, 2023 effective date.

Four other states – Virginia, Colorado, Connecticut, and Utah – have passed their own comprehensive privacy laws to go into effect in 2023. Like the CCPA and CPRA, these laws regulate the collection, use, processing, and sharing of personal information relating to residents of each state respectively, and grants certain privacy rights to those residents. The new state laws also have key differences from the CCPA and CPRA, such as requiring affirmative consent before businesses may process sensitive personal information, requiring data protection assessments, and requiring contracts between data controllers and data processors that direct data processors to assist data controllers in performing their obligations, as well as other differences among them. Each law is enforceable by its own state’s attorney general – for example, violation of the Virginia or Utah laws will cost up to $7,500 per violation – and none include an explicit private right of action. Other states are expected to consider and potentially pass similar privacy laws in 2023.

Certain aspects of our business and/or the data it collects is may also be subject to international privacy laws and regulations, many of which, such as the General Data Privacy Regulation (“GDPR”) and national laws implementing or supplementing the GDPR, such as the United Kingdom Data Protection Law 2018 (which retains key features of GDPR post-Brexit), as well as the EU’s Privacy and Electronic Communications Directive (“ePrivacy Directive”), are significantly more stringent than those currently enforced in the United States. The GDPR requires companies to meet requirements regarding the handling of personal data of individuals located in the European Economic Area (the “EEA”). The GDPR imposes mandatory data breach notification requirements subject to a 72-hour notification deadline. The GDPR also includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20.0 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The GDPR and other similar regulations such as the ePrivacy Directive and related member state regulations and directives require companies to give specific types of notice and informed consent is in many cases required for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other purposes and for direct electronic marketing, and the GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked tick boxes and bundled consents. Enforcement of the GDPR and related regulations varies by each EU Member State and is ongoing. Further laws and regulations on these topics are forthcoming, including the ePrivacy Directive’s proposed successor, the Regulation on Privacy and Electronic Communications (“ePrivacy Regulation”), as well as the Digital Services Act (“DSA”) and Digital Markets Act (“DMA”). The GDPR may increase our responsibility and liability in relation to personal data that we process where that processing is subject to the GDPR. In addition, we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including GDPR requirements as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices.

In addition, under GDPR, transfers of personal data are prohibited to countries outside of the EEA that have not been determined by the European Commission to provide adequate protections for personal data, including the United States. There are mechanisms to permit the transfer of personal data from the EEA to the United States, but there is also uncertainty as to the future of such mechanisms, which have been under consistent scrutiny and challenge. In July 2020, decision of the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield Framework, a means that previously permitted transfers of personal data from the EEA to companies in the United States that certified adherence to the Privacy Shield Framework. While the Biden Administration issued an executive order in October 2022 mandating new legal safeguards over U.S. national security agencies’ access and use of EU and U.S. personal data, it is currently unclear what, if any, formal arrangement may replace the Privacy Shield Framework. Standard contractual clauses approved by the European Commission to permit transfers from the EU to third countries currently remain as a basis on which to transfer personal data from the EEA to other countries. Standard contractual clauses are also subject to legal challenge, and in November 2020, the European Commission published a draft of updated standard contractual clauses. In January 2022, for example, Austria’s data protection authority determined that the use of Google Analytics violated the GDPR and the Court of Justice of the European Union’s “Schrems II” decision on international data transfers. We presently rely on standard contractual clauses to transfer personal data from EEA member countries, and we may be impacted by changes in law as a result of future review or invalidation of, or changes to, this mechanism by European courts or regulators. While we will continue to undertake efforts to conform to current regulatory obligations and evolving best practices, we may be unsuccessful in conforming to permitted means of transferring personal data from the European Economic Area. We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use some of our services due to the potential risk exposure of personal data transfers and the current data protection obligations imposed on them by certain data protection authorities. Such customers may also view any alternative approaches to the transfer of any personal data as being too costly, too burdensome, or otherwise objectionable, and therefore may decide not to do business with us if the transfer of personal data is a necessary requirement.

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

Our authorized capital stock consists of 3,290,000,000 shares of Class A common stock, and as of November 8, 2022, certain equityholders of Topco (the “Advantage Sponsors”), Topco and Conyers Park II Sponsor LLC, an affiliate of Centerview Capital Management, LLC, which was Conyers Park’s sponsor prior to the Merger (the “CP Sponsor”), collectively own 254,310,000 shares, or 79.55% (including 65.30% held by Topco), of our outstanding Class A common stock. Subject to applicable law, the Advantage Sponsors, through their direct ownership of our common stock and their ownership of equity interests of Topco, and the CP Sponsor are able to exert significant influence in the election of our directors and control actions to be taken by our stockholders, including amendments to our third amended and restated certificate of incorporation and approval of mergers, sales of substantially all of our assets, and other significant corporate transactions. It is possible that the interests of Topco, the Advantage Sponsors and the CP Sponsor may in some circumstances conflict with our interests and the interests of our other stockholders, including you.

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

In November 2021, our board of directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding Class A common stock (the “2021 Share Repurchase Program”). As of September 30, 2022, the remaining amount available for repurchase pursuant to the 2021 Share Repurchase Program is $87.4 million. However, we are not obligated to make any further purchases under the 2021 Share Repurchase Program and we may suspend or permanently discontinue this program at any time or significantly reduce the amount of repurchases under the program. Any announcement of a suspension, discontinuance or reduction of this program may negatively impact our reputation and investor confidence.

The valuation of our private placement warrants could increase the volatility in our net income (loss) in our consolidated statements of earnings (loss).

The change in fair value of our private placement warrants is determined using the fair value of the liability classified private placement warrants by approximating the value with the share price of the public warrants. The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding private placement warrants issued in connection with the initial public offering of Conyers Park. Significant changes in share price of the public warrants may adversely affect the volatility in our net income (loss) in our Condensed Consolidated Statements of Operations and Comprehensive Income.

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

We have a significant amount of indebtedness. As of September 30, 2022, we had total indebtedness of $2.1 billion, excluding debt issuance costs, with an additional $54.5 million of letters of credit outstanding under our revolving credit facility. The agreements governing our indebtedness contain customary covenants that restrict us from taking certain actions, such as incurring additional debt, permitting liens on pledged assets, making investments, paying dividends or making distributions to equity holders, prepaying junior debt, engaging in mergers or restructurings, and selling assets, among other things, which may restrict our ability to successfully execute on our business plan. For a more detailed description of the covenants and material terms of our material indebtedness, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Quarterly Report.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional indebtedness, which could increase the risks associated with our indebtedness.

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, as of September 30, 2022, the agreements governing our indebtedness would have permitted us to borrow up to an additional $345.5 million under our revolving credit facility. In addition, we and our subsidiaries have, and will have, the ability to incur additional indebtedness as incremental facilities under our credit agreement and we or our subsidiaries may issue additional notes in the future. If additional debt is added to our current debt levels and our subsidiaries’ current debt levels, the related risks that we and they now face could increase.

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

Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. On a pro forma basis, assuming no other prepayments of the credit facility and that our revolving credit facility is fully drawn (and to the extent that LIBOR is in excess of the 0.00% and 0.75% floors applicable to our revolving credit facility and our term loan credit facility, respectively), each one-eighth percentage point change in interest rates would result in an approximately $1.0 million change in interest expense, net of gains from interest rate caps, for the nine months ended September 30, 2022. In the future, we may enter into interest rate swaps that involve the exchange of floating- for fixed-rate interest payments in order to reduce interest rate volatility or risk. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully or effectively mitigate our interest rate risk.

The elimination of LIBOR after June 2023 may affect our financial results

Certain of our financial arrangements, including the Senior Secured Credit Facilities, were made at variable rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. All LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. This means that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. In the U.S., the Alternative Reference Rates Committee (the “ARRC”) convened by the Federal Reserve Board and the Federal Reserve Bank of New York has recommended the Secured Overnight Financing Rate (“SOFR”) plus a recommended spread adjustment as LIBOR’s replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR being an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based financing arrangements are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could adversely impact our operating results. Although SOFR is the ARRC’s recommended replacement rate, it is also possible that lenders and other counterparties may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. There is no assurance that any alternative reference rate, including SOFR, will be similar to, or produce the same value or economic equivalence as, LIBOR, and there continues to be uncertainty regarding the nature of potential changes to and future utilization of specific LIBOR tenors, the development and acceptance of SOFR or alternative reference rates, and other reforms. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Certain shares of our common stock are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers, and other affiliates, as that term is defined in the Securities Act, which are to be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. Topco, the Advantage Sponsors, the CP Sponsor and members of our management have rights, subject to certain conditions, to require us to file registration statements covering Topco’s shares of our common stock or to include shares in registration statements that we may file for ourselves or other stockholders. In each of November 2020 and March 2021, we filed a registration statement on Form S-1 under which certain of our shareholders may sell, from time to time, 50,000,000 shares and 255,465,000 shares of our Class A common stock, respectively, that, if sold, will be freely tradable without restriction under the Securities Act. In the event a large number of shares of Class A common stock are sold in the public market, such sales could reduce the market price of our Class A common stock.

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

ADVANTAGE SOLUTIONS INC.

By:	/s/ Jill Griffin
Jill Griffin
Chief Executive Officer (Principal Executive Officer)
Date:	November 9, 2022

By:	/s/ Brian Stevens
Brian Stevens
Chief Financial Officer and Chief Operating
Officer (Principal Financial Officer)
Date:	November 9, 2022