Form 10-K
period 2022-12-31
Advantage Solutions Inc.
filed 2023-03-01
CIK 1776661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $3.80 reported on the Nasdaq Global Select Market, was approximately $1,210.2 million.

As of February 28, 2023, there were 322,145,780 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this report to the extent stated.

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

In-Store Media

We manage a wide variety of media, merchandising and display platforms for retailers, including multi-manufacturer circular programs.

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

Since founding our marketing business, we have grown to become a national agency collective and are the agency of record for many of the most recognized brands across the retail, packaged goods, technology, apparel, automotive, travel, entertainment, education and healthcare industries. We were ranked by Ad Age as the largest U.S. promotions agency and the largest U.S. experiential and event marketing agency from 2014 to 2022 based on prior year revenues.

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

Retailer-Centric Services

Retail Experiential

We design and execute one-to-one engagement strategies in order to drive product trial and sales and help retailers differentiate their in-store experience and generate more loyalty from shoppers. This includes in-store sampling and demo programs with fully-scaled operations including staffing, training, field management, assembly, fulfillment, technology and reporting. We deploy teams at certain retailers that develop event concepts in conjunction with marketing, merchandising and store operations and then secure supplier support and funding for the programs. Our other retail experiential solutions include premium advisors who provide assistance in complex categories (such as beauty and adult beverages), virtual advisors who provide assistance via text messaging or web and curated sampling boxes for online grocery pick-up and delivery orders. Retail experiential constitutes the largest service in the marketing segment, representing more than half of our retailer-centric and marketing revenues.

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

Human Capital Management

Our associates represent the most important assets to our business. As of December 31, 2022, we employed approximately 75,000 associates. Approximately 22,000 of these associates are full-time and approximately 53,000 are part-time. Approximately 57,000 of these associates are in the United States. As of December 31, 2022, none of our associates in the United States were represented by a trade union.

We experience meaningful turnover among our entry level associates each year, and the turnover is most significant among our part-time associates. Our recruiting and retention practices are important to meeting the needs and expectations of our clients and customers.

We experience less turnover among our mid-level and senior associates, and we believe our performance- based culture differentiates us from our competitors and other similar employers. Our culture is built on accountability for results. We set clear objectives with our associates, analyze performance and reward and recognize associates who outperform. This results-driven culture permits us to offer our associates a pathway for professional growth through internal promotions. We strive to encourage our associates to be proactive, creative and entrepreneurial in providing solutions for our clients and customers. We believe our encouragement has contributed to the service innovation that has fueled our growth, and that our commitment to results and continuous improvement has produced long-term relationships with our clients and customers.

During the COVID-19 pandemic, our front-line associates performed incredible work for our clients, customers and communities. The health and welfare of our associates continues to be our primary concern, and we implemented a number of programs to assist our associates. Notwithstanding the dedication of our associates, a number of our services were adversely impacted by the COVID-19 pandemic. As a result, we also had to implement layoffs, furloughs and pay reductions for associates that were in, or support, these services in 2020.

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
•
the effects of the COVID-19 pandemic and the measures taken to mitigate its spread including its adverse effects on our business, results of operations, financial condition and liquidity;
•
developments with respect to retailers that are out of our control;
•
our ability to continue to generate significant operating cash flow;
•
consolidation within the industry of our clients creating pressure on the nature and pricing of our services;
•
consumer goods manufacturers and retailers reviewing and changing their sales, retail, marketing, and technology programs and relationships;
•
our reliance on continued access to retailers’ platforms;
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
•
difficulties in integrating acquired businesses;
•
our ability to avoid or manage business conflicts among competing brands;
•
limitations, restrictions, and business decisions involving our joint ventures and minority investments;
•
changes in applicable laws or regulations;
•
the possibility that we may be adversely affected by other political, economic, business, and/or competitive factors;
•
potential and actual harms to our business arising from the matter related to the 2018 acquisition of Take 5 Media Group (the “Take 5 Matter”);
•
failure to meet environmental, social and governance (“ESG”) expectations or standards or achieve our ESG goals could adversely affect our business, results of operations financial condition, or stock price;
•
our ability to respond to changes in digital practices and policies;
•
exposure to foreign currency exchange rate fluctuations and risks related to our international operations;
•
our substantial indebtedness and our ability to refinance at favorable rates;
•
our ability to maintain proper and effective internal control over financial reporting in the future; and
•
the ability to maintain applicable listing standards.

Risks Related to the Company’s Business and Industry

Market-driven wage increases and changes to wage or job classification regulations, including minimum wages could adversely affect our business, financial condition or results of operations.

Market competition has caused and may continue to cause us to increase the salaries or wages paid to our associates or the benefits packages that they receive. If we experience further market-driven increases in salaries, wage rates or benefits packages or if we fail to increase our offered salaries, wages or benefits packages competitively, the quality of our workforce could decline, causing our standards of client service to suffer. Low unemployment rates or lower levels of labor force participation rates may increase the likelihood or impact of such market pressures. Any of these changes affecting wages or benefits for our associates could adversely affect our business, financial condition or results of operations.

Changes in labor laws related to employee hours, wages, job classification and benefits, including health care benefits, could adversely affect our business, financial condition or results of operations. As of December 31, 2022, we employed approximately 75,000 associates, many of whom are paid above, but near, applicable minimum wages, and their wages may be affected by changes in minimum wage laws.

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

Our ability to meet our workforce needs, while controlling associate-related costs, including salaries, wages and benefits, is subject to numerous external factors, including the availability of talented persons in the workforce in the local markets in which we operate, prevailing unemployment rates and competitive wage rates in such markets. We may find that there is an insufficient number of qualified individuals to fill our associate positions with the qualifications we seek. Competition in these communities for qualified staff could require us to pay higher wages and provide greater benefits, especially if there is significant improvement in regional or national economic conditions. We must also train and, in some circumstances, certify these associates under our policies and practices and any applicable legal requirements. If we are unable to hire, timely train or retain talented individuals we may face higher turnover and increased labor costs, which could compromise the quality of our service, and could adversely affect our business.

The COVID-19 pandemic and the measures taken to mitigate its spread have had, and may continue to have, an adverse effect on our business, results of operations, financial condition and liquidity.

The COVID-19 pandemic, including the measures taken to mitigate its spread, have had, and may continue to have, adverse effects on our business and operations. There are many uncertainties regarding the current COVID-19 pandemic, including the scope of potential public health issues, the anticipated duration of the pandemic and the extent of local and worldwide social, political and economic disruption it has caused and may cause in the future. To date, the COVID-19 pandemic and measures taken to mitigate the spread of COVID-19, including restrictions on large gatherings, closures of face-to-face events and indoor dining facilities, “shelter in place” health orders and travel restrictions, have had far-reaching direct and indirect impacts on many aspects of our operations, including temporary termination of certain in-store demonstration services and other services, as well as on consumer behavior and purchasing patterns, in particular with respect to the foodservice industries, and declines in consumer demand for restaurant, school and hotel dining, where we promote our clients’ products. In particular, beginning in March 2020, our marketing segment experienced a significant decline in revenues, primarily due to the temporary suspension or reduction of certain in-store demonstration services and decreased demand in our digital marketing services, both of which we believe were caused by the COVID-19 pandemic and the various governmental and private responses to the pandemic. In our sales segment, we experienced significant shifts in consumer spending preferences and habits. We can provide no assurances as to when and to what degree those segments will recover from the effects of the foregoing, or when we will be able to continue to evolve our business in the future as the COVID-19 pandemic continues to impact our clients’ businesses.

We have taken several actions in response to these business disruptions, including reducing certain of our discretionary expenditures, reducing our real estate footprint, through lease terminations and amendments (including abandoning several office leases prior to reaching termination agreements with its landlords), eliminating non-essential travel and terminating, furloughing or instituting pay reductions and deferrals for some of our associates. However, the pandemic has had, and may continue to have, an adverse effect on our results of operations, including our revenues, our financial condition and liquidity.

We cannot predict the full extent to which the COVID-19 pandemic may affect our business, financial condition, results of operations and liquidity, and the degree to which it may impact other risk factors described in this Annual Report. However, these effects may continue, evolve or increase in severity, each of which could further negatively impact our business, financial condition, results of operations and liquidity. In addition, we may face similar challenges in any future pandemic or significant public health concern that may arise.

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

Our three largest clients generated approximately 13% of our revenues in the fiscal year ended December 31, 2022. These clients are generally able to reduce or cancel spending on our services on short notice for any reason. A significant reduction in spending on our services by our largest clients, or the loss of one or more of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our business and results of operations. In addition, when large retailers suspend or reduce in-store demonstration services, such as in response to the COVID-19 pandemic, our business and results of operations can be adversely affected.

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

If we fail to offer high-quality customer service, our business and reputation may suffer.

High-quality education, training and customer service are important for successful marketing and sales and for the renewal of existing customers and for the pursuit of new customers. Providing this education, training and service requires that our personnel who manage our online training resource or provide customer service have specific inbound experience domain knowledge and expertise, making it more difficult for us to hire qualified personnel and to scale up our support operations. If we do not help our customers use multiple applications and provide effective ongoing service, our ability to sell additional functionality and services to, or to retain, existing customers may suffer and our reputation with existing or potential customers may be harmed.

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

Divestitures or other dispositions could negatively impact our business, financial condition or results of operations.

We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. Such transactions pose risks and challenges that could negatively impact our business and financial statements. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions could decrease our Adjusted EBITDA or have other adverse financial, tax and accounting impacts and distract management, and disputes can arise with buyers. Such transactions may result in disputes with buyers that could be difficult or costly to resolve. The resolution of any such disputes could adversely affect for our business, financial condition or results of operations.

Divestitures or other dispositions could have significant accounting and tax implications that could negatively impact our business, financial condition or results of operations.

If we approve plans to divest or dispose a business unit, accounting rules require us to reclassify assets associated with such business unit, including the value of contracts, client relationships, goodwill and other intangible assets, as assets held for sale. Assets held for sale are recorded at the lower of their carrying value or fair value, less estimated costs to sell, and any required impairment charge is recorded upon reclassification of the assets to held for sale. Allocating goodwill to assets held for sale requires us to make certain assumptions about a business unit, including the financial performance of such business unit against our company as a whole. There are inherent uncertainties related to these estimates and assumptions. If actual results differ from our estimates or assumptions, including our estimated costs to sell, additional charges may be required in the future. If future charges are significant, this could have a material adverse effect on our results of operations. We will assess each divestiture or other disposition from a tax perspective and such assessment will rely on certain facts, assumptions, representations and undertakings regarding the past and future conduct of our businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, we could be subject to significant tax liabilities that minimize the benefits of such divestiture or other disposition.

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

We have made substantial investments in joint ventures and minority investments and may use these and other similar methods to expand our service offerings and geographical coverage in the future. These arrangements typically involve other business services companies as partners that may be competitors of ours in certain markets. Joint venture agreements may place limitations or restrictions on our services. For example, as part of our joint venture with, and investments in Smollan, we are restricted under certain circumstances from making direct acquisitions and otherwise expanding our service offerings into markets outside of North America and Europe. The limitations and restrictions tied to our joint venture and minority investments limit our potential business opportunities and reduce the economic opportunity for certain prospective international investments and operations.

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
•
exposure to local political conditions, including adverse tax policies, civil unrest and war;
•
the risks of a natural disaster, public health crisis (including the occurrence of a contagious disease or illness, such as the coronavirus), an outbreak of war, the escalation of hostilities and acts of terrorism in the jurisdictions in which we operate; and
•
the disparate impact of the COVID-19 pandemic, including the measures taken to mitigate its spread, across various jurisdictions.

We have a minority interest in a European company that has majority-ownership interests in local agencies in Russia. During the first quarter of 2022, the war in Ukraine resulted in the imposition of sanctions by the United States, the United Kingdom, and the European Union, that affected, and continues to affect, the cross-border operations of businesses operating in Russia. In addition, Russian regulators have imposed currency restrictions and regulations that created uncertainty regarding our ability to recover our investment in operations in Russia, as well as our ability to exercise control or influence over operations by the local agencies in Russia. As a result, we intend to use our influence to cause the European company to dispose of its ownership interests in the local agencies in Russia, and we may not recover our initial investment in full or at all.

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

We have made acquisitions to complement and expand the services we offer and intend to continue to do so when attractive acquisition opportunities exist in the market. As a result of prior acquisitions, including the acquisition of our business in 2014 by our current parent entity, Karman Topco L.P. (“Topco”), we have goodwill and intangible assets recorded on our balance sheet of $0.9 billion and $1.9 billion, respectively, as of December 31, 2022, as further described in Note 3, Goodwill and Intangible Assets to our consolidated financial statements for the year ended December 31, 2022.

Under accounting guidelines, we must assess, at least annually, whether the value of goodwill and other intangible assets has been impaired. For example, during the year ended December 31, 2022, and in connection with our annual impairment assessment of goodwill and intangible assets, we recognized non-cash goodwill and non-cash intangible asset impairment charges of $1,367.5 million and $205.0 million, respectively, in our reporting units and indefinite-lived trade names. While there was no single determinative event or factor, the consideration of the weight of evidence of several factors included: (a) sustained decline in our share price; (b) challenges in the labor market and continued inflationary pressures; and (c) an increase to the discount rate as a result of the recent increases in the interest rates which adversely affected the results of the quantitative impairment tests.

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

We are subject to the California Consumer Protection Act of 2018, which became effective in 2020, as well as its amendment, the California Privacy Rights Act of 2020 (“CPRA,” and together, the “CCPA”), which went into effect on January 1, 2023. The CCPA regulates the collection, use and processing of personal information relating to California residents, and which grants certain privacy rights to California residents, including rights to request access to and to request deletion of personal information relating to such individuals under certain circumstances. Compliance with the new obligations imposed by the CCPA depends in part on how its requirements are interpreted and applied by the California attorney general, courts, and the new California Privacy Protection Agency. Alleged violations of the CCPA may result in substantial civil penalties or statutory damages when applied at scale, up to $2,500 per violation or $7,500 per intentional violation of any CCPA requirement, which may be applied on a per-person or per-record basis. The CCPA also establishes a private right of action if certain personal information of individuals is subject to an unauthorized access and exfiltration, theft, or disclosure as a result of a business’s violation of the duty to implement and maintain reasonable security procedures and practices, which authorizes statutory damages $100 to $750 per person per incident even if there is no actual harm or damage to plaintiffs. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Further, the CPRA includes additional and strengthened privacy rights for California residents, new requirements regarding sensitive data and data sharing for digital advertising, and tripled damages for violations involving children’s data.

The selling and sharing of personal information by businesses for digital advertising and marketing purposes remains a priority of regulators, including the Federal Trade Commission and California Attorney General. In August 2022, the California Attorney General announced its first enforcement action under the CCPA against a retailer that to pay penalties and comply with injunctive terms, including overhauling its online disclosures and opt-out rights and providing regular reports to the California Attorney General regarding its data sharing practices. On January 27, 2023, the California Attorney General announced another CCPA enforcement sweep targeted at businesses with mobile apps, including popular apps in the retail, travel, and food service industries.

Four other states –Virginia, Colorado, Connecticut, and Utah – have passed their own comprehensive privacy laws to go into effect throughout 2023. Like the CCPA, these laws regulate the collection, use and processing of personal information relating to residents of the respective states, and grants certain privacy rights to those residents. Other states are expected to consider and potentially pass similar privacy laws in 2023.

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

In addition, under GDPR, transfers of personal data are prohibited to countries outside of the EEA that have not been determined by the European Commission to provide adequate protections for personal data, including the United States. There are mechanisms to permit the transfer of personal data from the EEA to the United States, but there is also uncertainty as to the future of such mechanisms, which have been under consistent scrutiny and challenge. In July 2020, a decision of the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield Framework, a means that previously permitted transfers of personal data from the EEA to companies in the United States that certified adherence to the Privacy Shield Framework. It is currently unclear what, if any, arrangement may replace the Privacy Shield Framework, though a new EU-U.S. Data Privacy Framework is being considered by U.S. and EU authorities as of February 2023. Standard contractual clauses approved by the European Commission to permit transfers from the EU to third countries currently remain as a basis on which to transfer personal data from the EEA to other countries.

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

Although we take reasonable efforts to comply with all applicable laws and regulations and have invested and continue to invest human and technology resources into data privacy compliance efforts, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident or other claim. Data protection laws and requirements may also be enacted, interpreted or applied in a manner that creates inconsistent or contradictory requirements on companies that operate across jurisdictions. We or our third-party service providers could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations or financial condition. For example, we may find it necessary to establish alternative systems to maintain personal data in the EEA, which may involve substantial expense and may cause us to divert resources from other aspects of our business, all of which may adversely affect our results from operations. Further, any inability to adequately address privacy concerns in connection with our solutions, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, and adversely affect our ability to offer our solutions. GDPR, CCPA and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention and subject us to remedies that may harm our business, including fines or demands or orders that we modify or cease existing business practices. Our systems may not be able to satisfy these changing requirements and manufacturer, retailer and associate expectations, or may require significant additional investments or time in order to do so.

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

Civil litigation, including class actions, remains another source of potential liability under privacy laws. For example, cases filed under Illinois’ Biometric Information Privacy Act (“BIPA”) have resulted in large settlement amounts and damages awards against other companies due to the presence of statutory damages under that law. As another example, website owners and operators saw a wave of putative class actions filed against them in 2022 under the California Invasion of Privacy Act (“CIPA”) and similar federal and state surveillance and wiretapping laws, with claims centering on websites’ deployment of session monitoring, keylogging, chatbots, and other tracking and monitoring technologies. The inconsistency among court rulings regarding these legal claims renders the likelihood and dollar amount of potential liability and/or settlement value difficult to accurately quantify.

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

Our business is subject to risks associated with climate change.

The effects of climate change, and a resulting shift to a lower carbon economy, could present several climate-related risks for our business. Physical risks from climate change could result in both chronic and acute perils including, but not limited to, extreme weather, changes in precipitation and temperature, and rising sea levels, all of which may result in a decrease in demand for our services from or our ability to provide services to our clients, many of whom are in the retail industry, located in the areas affected by these conditions. Should the impact of climate change be severe or occur for lengthy periods of time, climate change could further adversely impact business continuity for ourselves and our clients, which, in turn, could similarly adversely affect our financial condition or results of operations.

Failure to meet environmental, social and governance (“ESG”) expectations or standards or achieve our ESG goals could adversely affect our business, results of operations financial condition, or stock price.

In recent years, there has been an increased focus from stakeholders, regulators and the public in general on ESG matters, including greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity, equality and inclusion, responsible sourcing and supply chain, human rights, and social responsibility, including changes in laws and regulations related to compliance and disclosure obligations related thereto. We actively seek to address this focus and comply with the evolving laws and regulations related thereto. However, compliance with such laws and regulations may result in increased operating costs for us. In addition, if we are unable to comply with laws and regulations or implement effective ESG strategies, our reputation among our clients and investors may be damaged and we may incur fines and/or penalties. Moreover, there can be no assurance that any of our ESG strategies will result in improved results.

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

Our authorized capital stock consists of 3,290,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of February 28, 2023, the equity holders of Topco that participated in the PIPE Investment (as defined below) (collectively, the “Advantage Sponsors”, Topco and Conyers Park II Sponsor LLC, an affiliate of Centerview Capital Management, LLC and Conyers Park’s sponsor prior to the Merger (the “CP Sponsor”) collectively own 254,310,000 shares, or 78.94% (including 64.80% held by Topco), of our outstanding common stock. Subject to applicable law, the Advantage Sponsors, through their direct ownership of our common stock and their ownership of equity interests of Topco, and the CP Sponsor are able to exert significant influence in the election of our directors and control actions to be taken by our stockholders, including amendments to our third amended and restated certificate of incorporation and approval of mergers, sales of substantially all of our assets, and other significant corporate transactions. It is possible that the interests of Topco, the Advantage Sponsors and the CP Sponsor may in some circumstances conflict with our interests and the interests of our other stockholders, including you.

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

Our certificate of incorporation and bylaws require, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware (or the federal district court for the District of Delaware or other state courts of the State of Delaware if the Court of Chancery in the State of Delaware does not have jurisdiction). Our certificate of incorporation and bylaws also require that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”); however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Although we believe these provisions benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against our directors and officers. These provisions do not apply to any suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

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
•
you may not be able to resell your shares of Class A common stock at or above the price attributed to them when we became a publicly traded company;
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

In November 2021, our board of directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding Class A common stock (the “2021 Share Repurchase Program”). As of December 31, 2022, the remaining amount available for repurchase pursuant to the 2021 Share Repurchase Program is $87.4 million. However, we are not obligated to make any further purchases under the 2021 Share Repurchase Program and we may suspend or permanently discontinue this program at any time or significantly reduce the amount of repurchases under the program. Any announcement of a suspension, discontinuance or reduction of this program may negatively impact our reputation and investor confidence.

The valuation of our private placement warrants could increase the volatility in our net (loss) income in our consolidated statements of (loss) earnings.

The change in fair value of our private placement warrants is determined using a Black-Scholes option pricing model. The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding private placement warrants issued in connection with the initial public offering of Conyers Park. Significant changes in the input assumptions used in the Black-Scholes option pricing model including our stock price at the end of the reporting period, the implied volatility or other inputs to the model and the number of private placement warrants outstanding may adversely affect the volatility in our net (loss) income in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

We have a significant amount of indebtedness. As of December 31, 2022, we had total indebtedness of $2.1 billion, excluding debt issuance costs, with an additional $44.5 million of letters of credit outstanding under our revolving credit facility. The agreements governing our indebtedness contain customary covenants that restrict us from taking certain actions, such as incurring additional debt, permitting liens on pledged assets, making investments, paying dividends or making distributions to equity holders, prepaying junior debt, engaging in mergers or restructurings, and selling assets, among other things, which may restrict our ability to successfully execute on our business plan. For a more detailed description of the covenants and material terms of our material indebtedness, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional indebtedness, which could increase the risks associated with our indebtedness.

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, as of December 31, 2022, the agreements governing our indebtedness would have permitted us to borrow up to an additional $455.5 million under our revolving credit facility. In addition, we and our subsidiaries have, and will have, the ability to incur additional indebtedness as incremental facilities under our credit agreement and we or our subsidiaries may issue additional notes in the future. If additional debt is added to our current debt levels and our subsidiaries’ current debt levels, the related risks that we and they now face could increase.

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

Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. On a pro forma basis, assuming no other prepayments of the credit facility and that our revolving credit facility is fully drawn (and to the extent that SOFR or LIBOR, respectively, is in excess of the 0.00% and 0.75% floors applicable to our revolving credit facility and our term loan credit facility, respectively), each one-eighth percentage point change in interest rates would result in an approximately $1.4 million change in annual interest expense on the indebtedness under our credit facilities. In the future, we may enter into interest rate swaps that involve the exchange of floating- for fixed-rate interest payments in order to reduce interest rate volatility or risk. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully or effectively mitigate our interest rate risk.

We are subject to risks related to recent proposals for reform regarding LIBOR.

Certain of our financial arrangements, including the Senior Secured Credit Facilities were made at variable rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. However, in November 2020, the Intercontinental Exchange Benchmark Administration, the administrator of LIBOR, announced that it intends to extend the cessation date for most LIBOR tenors to June 30, 2023. In the United States, efforts to identify a set of alternative U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee (the “ARRC”) of the Federal Reserve Board and the Federal Reserve Bank of New York. On July 29, 2021, the ARRC formally recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative to LIBOR in derivatives and other financial contracts. On December 2, 2022, in connection with our entry into the Second Amendment to ABL Revolving Credit Agreement with Karman Intermediate Corp. and certain of Advantage Sales & Marketing Inc.’s subsidiaries, we amended our ABL Revolving Credit Agreement, dated as of October 28, 2020, to, among other things, replace the interest rate metric therein with a metric based on SOFR. Furthermore, our First Lien Credit Agreement, dated as of October 28, 2020, was amended on October 28, 2021 to provide for an update to automatically replace LIBOR with SOFR on June 30, 2023. However, there continues to be uncertainty regarding the nature of potential changes to and future utilization of specific LIBOR tenors, the development and acceptance of alternative reference rates, and other reforms. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of SOFR- or LIBOR-linked securities, loans and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows.

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

As of December 31, 2022, we operated more than 100 offices, including in the United States and internationally.

We lease all of our properties, except for a property in Connecticut that we own. Leases on these offices expire at various dates from 2023 to 2036, excluding any options for renewal. We typically seek office space in proximity to retailers’ headquarters or buying offices, to aid our associates in acting as sales representatives for our manufacturer clients.

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

Commercial Matters

We have been involved in various litigation matters and arbitrations with respect to commercial matters arising with clients, vendors and third-party sellers of businesses. We have retained outside counsel to represent us in these matters and we are vigorously defending our interests.

Employment-Related Matters

We have also been involved in various litigation, including purported class or representative actions with respect to matters arising under the U.S. Fair Labor Standards Act, California Labor Code and Private Attorneys General Act (“PAGA”). Many involve allegations for allegedly failing to pay wages and/or overtime, failing to provide meal and rest breaks and failing to pay reporting time pay, waiting time penalties and other penalties.

A former employee filed a complaint in California Superior Court, Santa Clara County in July 2017, which seeks civil damages and penalties on behalf of the plaintiff and similarly situated persons for various alleged wage and hour violations under the Labor Code, including failure to pay wages and/or overtime, failure to provide meal and rest breaks, failure to pay reporting time pay, waiting time penalties and penalties pursuant to PAGA. We filed a motion for summary judgment. The court granted our motion for summary judgment in March 2020. The plaintiff filed an appeal of the court’s ruling, and in December 2022, the Court of Appeals reversed the court’s grant of summary judgment and directed the matter back to the superior court for further proceedings. We have retained outside counsel to represent us and intend to vigorously defend our interests in this matter.

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

Arbitration Proceedings Related to Take 5

In August 2019, as a result of the Take 5 Matter, we provided a written indemnification claim notice to the sellers of Take 5, or the Take 5 Sellers, seeking monetary damages (including interest, fees and costs) based on allegations of breach of the asset purchase agreement, or Take 5 APA, as well as fraud. In September 2019, the Take 5 Sellers initiated arbitration proceedings in the state of Delaware against us, alleging breach of the Take 5 APA as a result of our decision to terminate the operations of the Take 5 business and seeking monetary damages equal to all unpaid earn-out payments under the Take 5 APA (plus interest fees and costs). In 2020, the Take 5 Sellers amended their statement of claim to allege defamation, relating to statements we made to customers in connection with terminating the operations of the Take 5 business, and seeking monetary damages for the alleged injury to their reputation. We have filed our response to the Take 5 Sellers’ claims and asserted indemnification, fraud and other claims against the Take 5 Sellers as counterclaims and cross-claims in the arbitration proceedings. In October 2022, the arbitrator made a final award in our favor. We are actively pursuing the collection of this award in state court in Florida. The Take 5 Sellers have attempted to have the award vacated in the district court in Washington, D.C., and in the state court in Florida. We have asked the Washington, D.C. court to dismiss the petition or, in the alternative, abstain until the Florida case is resolved. We are currently unable to estimate if or when we will be able to collect any amounts associated with this arbitration.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock and Warrants are currently listed on the Nasdaq Global Select Market under the symbols “ADV” and “ADVWW,” respectively. Prior to the consummation of the Transactions (as herein defined), our Class A common stock and our Warrants were listed on the Nasdaq Capital Market under the symbols “CPAA” and “CPAAW,” respectively. As of December 31, 2022, there were 28 holders of record of our Class A common stock and 2 holders of record of our Warrants.

Dividend Policy

We have not paid any cash dividends on our Class A common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the Class A common stock in the foreseeable future.

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

The 2021 Share Repurchase Program does not have an expiration date, but provides for suspension or discontinuation at any time. The 2021 Share Repurchase Program permits the repurchase of our Class A common stock on the open market and by other means from time to time. The timing and amount of any share repurchase is subject to prevailing market conditions, relevant securities laws and other considerations, and we are under no obligation to repurchase any specific number of shares. During the year ended December 31, 2022, we did not utilize the 2021 Share Repurchase Program. There remains $87.4 million of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2022.

Recent Sales of Unregistered Equity Securities

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on March 1, 2022.

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

Through our sales segment, which generated approximately 61.9% of our total revenues in the year ended December 31, 2022, we offer headquarter sales representation services to consumer goods manufacturers, for whom we prepare and present to retailers a business case to increase distribution of manufacturers’ products and optimize how they are displayed, priced and promoted. We also make in-store merchandising visits for both manufacturer and retailer clients to ensure the products we represent are adequately stocked and properly displayed.

Through our marketing segment, which generated approximately 38.1% of our total revenues in the year ended December 31, 2022, we help brands and retailers reach consumers through two main categories within the marketing segment. The first and largest category is our retail experiential business, also known as in-store sampling or demonstrations, where we manage highly customized large-scale sampling programs (both in-store and online) for leading retailers. The second category is our collection of specialized agency services, in which we provide private label services to retailers and develop granular marketing programs for brands and retailers through our shopper, consumer and digital marketing agencies.

Items Affecting Comparability of Financial Results

Impairment of goodwill and indefinite-lived assets

Our 2022 results of operations reflect goodwill impairment losses of $1,367.5 million and indefinite-lived intangible asset impairment losses of $205.0 million. See “—Critical Accounting Policies and Estimates” and Note 3, Goodwill and Intangible Assets, in Item 8, Financial Statements and Supplementary Data, for additional information on these impairment losses.

Impacts of the COVID-19 Pandemic

Beginning in March 2020 and continuing through the first quarter of 2021, our services experienced the effects from reductions in client spending due to the economic impact of the COVID-19 pandemic. While mixed by services and geography, the spending reductions impacted all of our services and markets. Globally, the most impacted services were our experiential services, which began to improve in April 2021, and experienced continued revenue recovery in 2022.

Summary

Our financial performance for the year ended December 31, 2022 as compared to the year ended December 31, 2021 includes:

•
Revenues increased by $447.4 million, or 12.4%, to $4,049.7 million;
•
Operating loss increased by $1,669.5 million to $1,439.4 million;
•
Net loss increased by $1,434.8 million to $1,377.3 million;
•
Adjusted Net Income decreased by $17.2 million, or 7.7%, to $206.6 million; and
•
Adjusted EBITDA decreased by $85.2 million, or 16.3%, to $436.0 million.

We completed four business acquisitions during the year ended December 31, 2022. The aggregate purchase price for these acquisitions was $75.5 million, of which $74.2 million were paid in cash, $0.5 million in contingent consideration, and $0.8 million in holdbacks.

Factors Affecting Our Business and Financial Reporting

There are a number of factors, in addition to the impact of the ongoing COVID-19 pandemic and inflationary pressures, that affect the performance of our business and the comparability of our results from period to period including:

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
•
Acquisitions. We have grown our business in part by acquiring quality businesses, both domestic and international. Excluding the 2017 acquisition of Daymon Worldwide Inc., we have completed 73 acquisitions from January 2014 to February 28, 2023, ranging in purchase prices from approximately $0.3 million to $98.5 million. Many of our acquisition agreements include contingent consideration arrangements, which are described below. We have completed acquisitions at what we believe are attractive purchase prices and have regularly structured our agreements to result in the generation of long-lived tax assets, which have in turn reduced our effective purchase prices when incorporating the value of those tax assets. We continue to look for strategic and tuck-in acquisitions that can be completed at attractive purchase prices.
•
Contingent Consideration. Many of our acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of financial performance thresholds by the operations attributable to the acquired businesses. The contingent consideration arrangements are based upon our valuations of the acquired businesses and are intended to share the investment risk with the sellers of such businesses if projected financial results are not achieved. The fair values of these contingent consideration arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent consideration payments as part of the initial purchase price. We review and assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from our initial estimates. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.
•
Depreciation and Amortization. As a result of the acquisition of our business by Topco on July 25, 2014 (the “2014 Topco Acquisition”), we acquired significant intangible assets, the value of which is amortized, on a straight-line basis, over 15 years from the date of the 2014 Topco Acquisition, unless determined to be indefinite-lived. The amortization of such intangible assets recorded in our consolidated financial statements has a significant impact on our operating (loss) income and net loss. Our historical acquisitions have increased, and future acquisitions likely will increase, our intangible assets. We do not believe the amortization expense associated with the intangible assets created from our purchase accounting adjustments reflect a material economic cost to our business. Unlike depreciation expense which has an economic cost reflected by the fact that we must re-invest in property and equipment to maintain the asset base delivering our results of operations, we do not have any capital re-investment requirements associated with the acquired intangible assets, such as client relationships and trade names, that comprise the majority of the finite-lived intangible assets that create our amortization expense. We recognized $1,275.7 million and $91.8 million impairment charges in the sales and marketing reporting units, respectively, for the year ended December 31, 2022. We recognized non-cash intangible asset impairment charges of $146.0 million and $59.0 million related to our indefinite-lived sales and marketing trade names, respectively, during the year ended December 31, 2022. The impairment charge has been reflected in “Impairment of goodwill and indefinite-lived assets” in our Consolidated Statements of Comprehensive (Loss) Income.
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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, payroll taxes and benefits for corporate personnel. Other overhead costs include information technology, professional services fees, including accounting and legal services, and other general corporate expenses. We also incur expenses operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services. Additionally, included in selling, general and administrative expenses are costs associated with the changes in fair value of the contingent consideration of acquisitions and other acquisition-related costs. Acquisition-related costs are comprised of fees related to change of equity ownership, transaction costs, professional fees, due diligence and integration activities.

Impairment of goodwill and indefinite-lived assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired in an acquisition. We test for impairment of goodwill at the reporting unit level. We generally combine components that have similar economic characteristics, nature of services, types of client, distribution methods and regulatory environment. We have two reporting units, sales and marketing, which are also our operating segments. We test our goodwill for impairment at the beginning of the fourth quarter of a given fiscal year, and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value.

Other Expenses

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents a non-cash (income) expense resulting from a fair value adjustment to warrant liability with respect to the private placement warrants. Based on the availability of sufficient observable information, we determine the fair value of the liability classified private placement warrants by approximating the value with the price of the public warrants at the respective period end, which is inherently less subjective and judgmental given it is based on observable inputs. Previously, the fair value of the warrant liability was based on the input assumptions used in the Black-Scholes option pricing model, including our stock price at the end of the reporting period, the implied volatility or other inputs to the model and the number of private placement warrants outstanding, which may vary from period to period. We believe these amounts are not correlated to future business operations.

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

Depreciation Expense

Depreciation expense relates to the property and equipment that we own, which represented less than 1% of our total assets at December 31, 2022.

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

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net loss before (i) impairment of goodwill and indefinite-lived assets, (ii) amortization of intangible assets, (iii) equity-based compensation of Karman Topco L.P., (iv) changes in fair value of warrant liability, (v) fair value adjustments of contingent consideration related to acquisitions, (vi) acquisition-related expenses, (vii) costs associated with COVID-19, net of benefits received, (viii) net income attributable to noncontrolling interest, (ix) restructuring expenses, (x) litigation expenses, (xi) Recovery from Take 5, (xii) deferred financing fees, (xiii) costs associated with the Take 5 Matter, (xiv) other adjustments that management believes are helpful in evaluating our operating performance, and (xv) related tax adjustments.

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

Adjusted EBITDA and Adjusted EBITDA by Segment

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means net (loss) income before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) equity-based compensation of Karman Topco L.P., (vii) changes in fair value of warrant liability, (viii) stock-based compensation expense (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition-related expenses, (xi) costs associated with COVID-19, net of benefits received, (xii) EBITDA for economic interests in investments, (xiii) restructuring expenses, (xiv) litigation expenses, (xv) Recovery from Take 5, (xvi) costs associated with the Take 5 Matter and (xvii) other adjustments that management believes are helpful in evaluating our operating performance.

We present Adjusted EBITDA and Adjusted EBITDA by segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain non-cash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to Adjusted EBITDA. Neither Adjusted EBITDA nor Adjusted EBITDA by segment should be considered as an alternative for net loss, for our most directly comparable measure presented on a GAAP basis.

For a reconciliation of Adjusted EBITDA to net (loss) income and Adjusted EBITDA by segment to operating (loss) income, see “ —Non-GAAP Financial Measures.”

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

For the years ended December 31, 2022, 2021 and 2020, we incurred $2.5 million, $4.9 million, and $3.6 million, respectively, of costs associated with the investigation and remediation activities in connection with the Take 5 Matter, primarily professional fees and other related costs. These costs were recorded in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income for such years.

Restructuring Charges

Restructuring charges include severance plans designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes. We recorded severance expenses of $3.2 million, $1.0 million, and $4.6 million included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2022, 2021, and 2020, respectively.

Results of Operations for the Years Ended December 31, 2022 and 2021

	Year Ended December 31,
(amounts in thousands)	2022		2021
Revenues	$4,049,742	100.0%	$3,602,298	100.0%
Cost of revenues	3,493,183	86.3%	2,964,123	82.3%
Selling, general, and administrative expenses	190,367	4.7%	168,086	4.7%
Impairment of goodwill and indefinite-lived assets	1,572,523	38.8%	—	0.0%
Depreciation and amortization	233,075	5.8%	240,041	6.7%
Total expenses	5,489,148	135.5%	3,372,250	93.6%
Operating (loss) income	(1,439,406)	(35.5)%	230,048	6.4%
Other (income) expenses:
Change in fair value of warrant liability	(21,236)	(0.5)%	955	0.0%
Interest expense, net	104,459	2.6%	137,927	3.8%
Total other expenses	83,223	2.1%	138,882	3.9%
(Loss) income before income taxes	(1,522,629)	(37.6)%	91,166	2.5%
(Benefit from) provision for income taxes	(145,337)	(3.6)%	33,617	0.9%
Net (loss) income	$(1,377,292)	(34.0)%	$57,549	1.6%
Other Financial Data
Adjusted Net Income(1)	$206,599	5.1%	$223,793	6.2%
Adjusted EBITDA(1)	$435,995	10.8%	$521,178	14.5%

(1)
Adjusted Net Income and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA and reconciliations of net loss to Adjusted Net Income and Adjusted EBITDA, see “—Non-GAAP Financial Measures.”

Comparison of the Years Ended December 31, 2022 and 2021

Revenues

	Year Ended December 31,		Change
(amounts in thousands)	2022	2021	$	%
Sales	$2,507,017	$2,323,884	$183,133	7.9%
Marketing	1,542,725	1,278,414	264,311	20.7%
Total revenues	$4,049,742	$3,602,298	$447,444	12.4%

Total revenues increased by $447.4 million, or 12.4%, during the year ended December 31, 2022, as compared to the year ended December 31, 2021.

The sales segment revenues increased $183.1 million, of which $118.4 million were revenues from acquired businesses during the year ended December 31, 2022 as compared to the year ended December 31, 2021. Excluding revenues from acquired businesses and unfavorable foreign exchange rates of $50.2 million, the segment experienced an increase of $114.9 million in organic revenues primarily due to growth in our retail merchandising services and our European joint venture which experienced continued recoveries from a temporary reduction in services as a result of the COVID-19 pandemic, partially offset by a decrease in our third party reselling services and to a lesser extent foodservice.

The marketing segment revenues increased $264.3 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021, which includes revenues of $33.3 million from acquired businesses. Excluding revenues from acquired businesses and unfavorable foreign exchange rates of $19.3 million, the segment experienced an increase of $250.8 million in organic revenues. The increase in revenues was primarily due to an increase in our in-store product demonstration and sampling services which continue to recover from the temporary suspensions as a result of the COVID-19 pandemic, partially offset by a decrease in certain of our client media spend.

Cost of Revenues

Cost of revenues as a percentage of revenues for the year ended December 31, 2022 was 86.3%, as compared to 82.3% for the year ended December 31, 2021. The increase as a percentage of revenues was largely attributable to the change in the revenue mix of our services as a result of recoveries from the COVID-19 pandemic and acquired businesses and inflationary cost pressures in recruiting, wage, and employee benefit expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the year ended December 31, 2022 and 2021 were 4.7%, which is consistent year over year.

Impairment of Goodwill and Indefinite-lived Assets

We recognized a $1,367.5 million non-cash goodwill impairment charge and a $205.0 million non-cash intangible asset impairment charge during the year ended December 31, 2022. The impairment charges were due to the confluence of sustained decline in our share price, challenges in the labor market and continued inflationary pressures, and an increase to the discount rate as a result of the recent increases in interest rates in the macroeconomic environment.

Depreciation and Amortization Expense

Depreciation and amortization expense was $233.1 million for the year ended December 31, 2022 as compared to $240.0 million, which was primarily due to a decrease in software amortization expenses.

Operating (Loss) Income

	Year Ended December 31,		Change
(amounts in thousands)	2022	2021	$	%

Sales	$(1,323,192)	$182,529	$(1,505,721)	(824.9%)
Marketing	(116,214)	47,519	(163,733)	(344.6%)
Total operating (loss) income	$(1,439,406)	$230,048	$(1,669,454)	(725.7%)

The decrease in operating income was primarily attributable to the non-cash goodwill and non-cash intangible asset impairment charges and the increase in cost of revenues, partially offset by the growth in revenues, as described above.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents $21.2 million of non-cash gain resulting from a fair value adjustment to warrant liability for the private placement warrants for the year ended December 31, 2022.

Interest Expense, Net

Interest expense, net decreased $33.5 million, or 24.3%, to $104.5 million for the year ended December 31, 2022, from $137.9 million for the year ended December 31, 2021. The decrease in interest expense, net was primarily due to the increase in fair value changes in derivatives instruments, partially offset by the increased interest rates.

(Benefit from) Provision for Income Taxes

Benefit from income taxes was $145.3 million for the year ended December 31, 2022 as compared to a provision for income taxes of $33.6 million for the year ended December 31, 2021. The fluctuation was primarily attributable to the pre-tax loss versus pre-tax income for the year ended December 31, 2022 and 2021, respectively. In addition, the variance is explained by the non-cash goodwill impairment charge in the current year and the remeasurement of deferred tax liabilities in US state jurisdictions due to income tax rate and apportionment changes for the year ended December 31, 2022.

Net (Loss) Income

Net loss was $1,377.3 million for the year ended December 31, 2022, compared to net income of $57.5 million for the year ended December 31, 2021. The increase in net loss was driven by the increase in operating loss primarily due to the non-cash goodwill and non-cash intangible asset impairment charges and the increase in cost of revenues, partially offset by the growth in revenues, the decrease in interest expense, as well as the decrease in the fair value adjustment to the warrant liability as described above.

Adjusted Net Income

The decrease in Adjusted Net Income for the year ended December 31, 2022 was attributable to the decrease in Adjusted EBITDA as described below, partially offset by the decrease in interest expense. For a reconciliation of Adjusted Net Income to Net loss, see “ —Non-GAAP Financial Measures”.

Adjusted EBITDA and Adjusted EBITDA by Segment

	Year Ended December 31,		Change
(amounts in thousands)	2022	2021	$	%

Sales	$294,234	$363,211	$(68,977)	(19.0)%
Marketing	141,761	157,967	(16,206)	(10.3)%
Total Adjusted EBITDA	$435,995	$521,178	$(85,183)	(16.3)%

Adjusted EBITDA decreased $85.2 million, or 16.3% to $436.0 million for the year ended December 31, 2022, from $521.2 million for the year ended December 31, 2021.

In the sales segment, the decrease in Adjusted EBITDA during the year ended December 31, 2022 was primarily attributable to a shift in revenue mix, inflationary pressures in recruiting, wage, and employee benefit expenses.

In the marketing segment, the decrease in Adjusted EBITDA during the year ended December 31, 2022 was primarily attributable to the increase in cost of revenues as described above, partially offset by the growth in revenues.

For a reconciliation of Adjusted EBITDA to net income (loss), see “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net (loss) income before (i) amortization of intangible assets, (ii) impairment of goodwill and indefinite-lived assets (iii) equity-based compensation of Karman Topco L.P., (iv) changes in fair value of warrant liability, (v) fair value adjustments of contingent consideration related to acquisitions, (vi) acquisition-related expenses, (vii) costs associated with COVID-19, net of benefits received, (viii) net income attributable to noncontrolling interest, (ix) restructuring expenses, (x) litigation expenses, (xi) Recovery from Take 5, (xii) deferred financing fees, (xiii) costs associated with the Take 5 Matter, (xiv) other adjustments that management believes are helpful in evaluating our operating performance, and (xv) related tax adjustments.

We present Adjusted Net Income because we use it as a supplemental measure to evaluate the performance of our business in a way that also considers our ability to generate profit without the impact of items that we do not believe are indicative of our operating performance or are unusual or infrequent in nature and aid in the comparability of our performance from period to period. Adjusted Net Income should not be considered as an alternative for our net (loss) income, our most directly comparable measure presented on a GAAP basis.

A reconciliation of Adjusted Net Income to Net (loss) income is provided in the following table:

	Year Ended December 31,
	2022	2021	2020
(in thousands)
Net (loss) income	$(1,377,292)	$57,549	$(175,070)
Less: Net income attributable to noncontrolling interest	3,210	3,055	736
Add:
Impairment of goodwill and indefinite-lived assets	1,572,523	—	—
Equity-based compensation of Karman Topco L.P.(a)	(6,934)	(10,313)	98,119
Change in fair value of warrant liability	(21,236)	955	13,363
Fair value adjustments related to contingent consideration related to acquisitions(c)	4,774	4,562	13,367
Acquisition-related expenses(d)	23,902	20,173	50,823
Restructuring expenses(e)	6,094	12,502	39,770
Litigation expenses(f)	5,357	(910)	1,980
Amortization of intangible assets(g)	200,836	198,946	193,543
Costs associated with COVID-19, net of benefits received(h)	7,208	(991)	(11,954)
Deferred financing fees(i)	—	3,895	41,428
Recovery from Take 5	—	—	(7,700)
Costs associated with the Take 5 Matter(j)	2,465	4,901	3,628
Tax adjustments related to non-GAAP adjustments(k)	(207,888)	(64,421)	(77,592)
Adjusted Net Income	$206,599	$223,793	$182,969

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means net (loss) income before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) amortization of intangible assets, (v) impairment of goodwill and indefinite-lived assets (vi) equity-based compensation of Karman Topco L.P., (vii) changes in fair value of warrant liability, (viii) stock based compensation expense (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition-related expenses, (xi) costs associated with COVID-19, net of benefits received, (xii) EBITDA for economic interests in investments, (xiii) restructuring expenses, (xiv) litigation expenses, (xv) Recovery from Take 5, (xvi) costs associated with the Take 5 Matter and (xvii) other adjustments that management believes are helpful in evaluating our operating performance.

We present Adjusted EBITDA and Adjusted EBITDA by segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain non-cash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to Adjusted EBITDA. Neither Adjusted EBITDA nor Adjusted EBITDA by segment should be considered as an alternative for our net (loss) income, our most directly comparable measure presented on a GAAP basis.

A reconciliation of Adjusted EBITDA to Net (loss) income is provided in the following table:

Consolidated	Year Ended December 31,
	2022	2021	2020
(in thousands)
Net (loss) income	$(1,377,292)	$57,549	$(175,070)
Add:
Interest expense, net	104,459	137,927	234,044
(Benefit from) provision for income taxes	(145,337)	33,617	(5,331)
Depreciation and amortization	233,075	240,041	238,598
Impairment of goodwill and indefinite-lived assets	1,572,523	—	—
Equity-based compensation of Karman Topco L.P.(a)	(6,934)	(10,313)	98,119
Change in fair value of warrant liability	(21,236)	955	13,363
Stock-based compensation expense(b)	39,825	34,602	—
Fair value adjustments related to contingent consideration related to acquisitions(c)	4,774	4,562	13,367
Acquisition-related expenses(d)	23,902	20,173	50,823
EBITDA for economic interests in investments(l)	(12,888)	(13,437)	(6,462)
Restructuring expenses(e)	6,094	12,502	39,770
Litigation expenses(f)	5,357	(910)	1,980
Costs associated with COVID-19, net of benefits received(h)	7,208	(991)	(11,954)
Recovery from Take 5	—	—	(7,700)
Costs associated with the Take 5 Matter(j)	2,465	4,901	3,628
Adjusted EBITDA	$435,995	$521,178	$487,175

Financial information by segment, including a reconciliation of Adjusted EBITDA by segment to operating (loss) income, the closest GAAP financial measure, is provided in the following table:

Sales Segment	Year Ended December 31,
	2022	2021	2020
(in thousands)
Operating (loss) income	$(1,323,192)	$182,529	$63,305
Add:
Depreciation and amortization	161,385	170,076	171,569
Impairment of goodwill and indefinite-lived assets	1,421,719	—	—
Equity-based compensation of Karman Topco L.P.(a)	(3,721)	(6,490)	71,124
Stock-based compensation expense(b)	24,025	18,357	—
Fair value adjustments related to contingent consideration related to acquisitions(c)	550	(6,553)	8,371
Acquisition-related expenses(d)	14,542	13,945	36,722
EBITDA for economic interests in investments(l)	(13,369)	(14,058)	(7,565)
Restructuring expenses(e)	4,826	4,478	20,295
Litigation expenses(f)	6,057	(584)	1,658
Costs associated with COVID-19, net of benefits received(h)	1,412	1,511	(5,462)
Sales Segment Adjusted EBITDA	$294,234	$363,211	$360,017

Marketing Segment	Year Ended December 31,
	2022	2021	2020
(in thousands)
Operating (loss) income	$(116,214)	$47,519	$3,701
Add:
Depreciation and amortization	71,690	69,965	67,029
Impairment of goodwill and indefinite-lived assets	150,804	—	—
Equity-based compensation of Karman Topco L.P.(a)	(3,213)	(3,823)	26,995
Stock-based compensation expense(b)	15,800	16,245	—
Fair value adjustments related to contingent consideration related to acquisitions(c)	4,224	11,115	4,996
Acquisition-related expenses(d)	9,360	6,228	14,101
EBITDA for economic interests in investments(l)	481	621	1,103
Restructuring expenses(e)	1,268	8,024	19,475
Litigation expenses(f)	(700)	(326)	322
Costs associated with COVID-19, net of benefits received(h)	5,796	(2,502)	(6,492)
Recovery from Take 5	—	—	(7,700)
Costs associated with the Take 5 Matter(j)	2,465	4,901	3,628
Marketing Segment Adjusted EBITDA	$141,761	$157,967	$127,158

(a)
Represents the management fees and reimbursements for expenses paid to certain of the Advantage Sponsors or certain of the management companies associated with it or its advisors pursuant to a management services agreement. Also represents expenses related to (i) equity-based compensation expense associated with grants of Common Series D Units of Topco made to one of the Advantage Sponsors, (ii) equity-based compensation expense associated with the Common Series C Units of Topco as a result of the Transactions, (iii) compensation amounts associated with the Company’s Management Incentive Plan originally scheduled for potential payment March 2022 that were accelerated and terminated as part of the Transactions, and (iv) compensation amounts associated with the anniversary payments to Tanya Domier. Certain of Ms. Domier’s anniversary payments were accelerated as part of the Transactions.
(b)
Represents non-cash compensation expense related to PSUs, RSUs, and stock options under the 2020 Plan and the Advantage Solutions 2020 Employee Stock Purchase Plan.
(c)
Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions, for the applicable periods. See Note 6—Other Liabilities to our audited consolidated financial statements for the year ended December 31, 2022.
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
(f)
Represents legal settlements, reserves, and expenses that are unusual or infrequent costs associated with our operating activities.
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
(i)
Represents fees associated with the issuance of the indebtedness associated with our material debt agreements and the amendment of our term loan credit facility. For additional information, refer to Note 7—Debt of our audited consolidated financial statements for the year ended December 31, 2022.
(j)
Represents costs associated with investigation and remediation activities related to the Take 5 Matter, primarily, professional fees and other related costs, respectively for the years ended December 31, 2022, 2021, and 2020, respectively.
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

During the year ended December 31, 2022, we did not utilize the 2021 Share Repurchase Program. There remains $87.4 million of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2022.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund the 2021 Share Repurchase Program to the extent implemented by management and pay principal and interest as it comes due under our Senior Secured Credit Facilities.

Cash Flows

A summary of cash provided by or used in our operating, investing and financing activities are shown in the following table:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$121,258	$125,991	$345,730
Net cash used in investing activities	(113,540)	(75,843)	(99,003)
Net cash used in financing activities	(41,644)	(86,300)	(230,152)
Net effect of foreign currency fluctuations on cash	(8,179)	(3,177)	4,366
Net change in cash, cash equivalents and restricted cash	$(42,105)	$(39,329)	$20,941

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2022, consisted of net loss of $1,377.3 million adjusted for certain non-cash items, including depreciation and amortization of $233.1 million, impairment of goodwill of $1,367.5 million, impairment of indefinite-lived intangible assets of $205.0 million, and effects of changes in working capital. Net cash provided by operating activities during the year ended December 31, 2021, consisted of net income of $54.6 million adjusted for certain non-cash items, including depreciation and amortization of $240.0 million and effects of changes in working capital. The decrease in cash provided by operating activities during the year ended December 31, 2021 relative to the same period in 2020 was primarily due to the increased need for working capital due to growth in revenues which continue to recover from the COVID-19 pandemic, combined with the payment during the year ended December 31, 2022 of a portion of our deferred Social Security taxes from the Coronavirus Aid, Relief, and Economic Security Act in 2020.

Net Cash Used in Investing Activities

For the years ended December 31, 2022 and 2021, our net cash used in investing activities primarily consisted of acquisitions. Additionally, we invest cash for the purchase of property and equipment to support our increased employee headcount and overall growth in our business. We expect that we will make additional capital expenditures and investments in the future to support the future growth of our business.

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

Cash flows used in financing activities during the twelve months ended December 31, 2022 were primarily related to payments of contingent consideration and holdback payments of $34.2 million, repayment of principal on our Term Loan Facility of $13.4 million, partially offset by $3.3 million related to our Employee Stock Purchase Plan and $5.2 million of contribution from noncontrolling interest.

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

Revolving Credit Facility

Our Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $500.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under our Revolving Credit Facility then in effect. Loans under the Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A. (“Bank of America”), will act as administrative agent and ABL Collateral Agent. The Revolving Credit Facility matures five years after the date we enter into the Revolving Credit Facility. We may use borrowings under the Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments.

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

On October 28, 2021, the Borrower and Holdings entered into the First Amendment to ABL Revolving Credit Agreement (the “First Amendment”), which amended the ABL Revolving Credit Agreement, dated October 28, 2020, by and among the Borrower, Holdings, the lenders from time to time party thereto and Bank of America, as administrative agent (the “Prior Revolving Credit Facility”). The ABL Amendment was entered into by the Borrower to amend certain terms and provisions, including (i) reducing the interest rate floor for Eurocurrency rate loans from 0.50% to 0.00% and base rate loans from 1.50% to 1.00%, and (ii) updating the provisions by which U.S. Dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark to reflect the most recent standards and practices used in the industry.

On December 2, 2022, Borrower, Holdings and certain of the Borrower’s subsidiaries, entered into the Second Amendment to ABL Revolving Credit Agreement (the “Second Amendment”), which amends the Revolving Credit Agreement, by and among the Borrower, Holdings, the lenders from time to time party thereto and Bank of America, as administrative agent, and the other parties thereto. The Second Amendment was entered into by the Borrower to amend certain terms and provisions of the Second Agreement, including, among other things: (i) increasing the aggregate amount of maximum revolving commitments available from $400 million to $500 million; (ii) replacing the Eurocurrency Rate interest rate metric with a metric based on Term SOFR (as defined in the Second Amendment), whereby applicable borrowings in United States dollars will bear interest at a floating rate based on Term SOFR plus an applicable margin; (iii) reducing each applicable interest rate pricing tier based on the Average Historical Excess Availability (as defined therein) with respect to Term SOFR borrowings, Alternative Currency borrowings, base rate borrowings and Canadian Prime Rate borrowings, in each case for each pricing tier by 0.25% per annum; and (iv) extending the scheduled maturity date of the borrowings to December 2, 2027.

Term Loan Facility

The Term Loan Facility consists of a term loan credit facility denominated in U.S. dollars in an aggregate principal amount of $1.299 billion. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount. Borrowings will bear interest at a floating rate, which can be either an adjusted Eurodollar rate plus an applicable margin or, at the Borrower’s option, a base rate plus an applicable margin. The applicable margins for the Term Loan Facility are 5.25% with respect to Eurodollar rate borrowings and 4.25% with respect to base rate borrowings.

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

Senior Secured Notes

In connection with the Transactions, Advantage Solutions FinCo LLC (“Finco”) issued $775.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2028 (the “Notes”). Substantially concurrently with the Transactions, Finco merged with and into Advantage Sales & Marketing Inc. (the “Issuer”), with the Issuer continuing as the surviving entity and assuming the obligations of Finco. The Notes were sold to BofA Securities, Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. LLC and Apollo Global Securities, LLC. The Notes were resold to certain non-U.S. persons pursuant to Regulation S under the Securities Act , and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 100% of their principal amount. The terms of the Notes are governed by an Indenture, dated as of October 28, 2020 (the “Indenture”), among Finco, the Issuer, the guarantors named therein (the “Notes Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent.

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

Restrictive covenants

The Notes are subject to covenants that, among other things limit the Issuer’s ability and its restricted subsidiaries’ ability to: incur additional indebtedness or guarantee indebtedness; pay dividends or make other distributions in respect of, or repurchase or redeem, the Issuer’s or a parent entity’s capital stock; prepay, redeem or repurchase certain indebtedness; issue certain preferred stock or similar equity securities; make loans and investments; sell or otherwise dispose of assets; incur liens; enter into transactions with affiliates; enter into agreements restricting the Issuer’s subsidiaries’ ability to pay dividends; and consolidate, merge or sell all or substantially all of the Issuer’s assets. Most of these covenants will be suspended on the Notes when they have investment grade ratings from both Moody’s Investors Service, Inc. and S&P Global Ratings and so long as no default or event of default under the Indenture has occurred and is continuing.

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

Future Cash Requirements

The following summarizes future cash requirements as of December 31, 2022:

	Total	Current	Long-Term

(in thousands)
Operating lease liabilities(1)	$77,955	$21,584	$56,371
Client deposits(2)	16,521	16,521	—
Total debt excluding deferred issuance costs(3)	2,079,187	13,991	2,065,196
Other long-term liabilities on the consolidated balance sheets
Contingent consideration(4)	20,334	1,674	18,660
Unpaid claims(5)	67,151	34,774	32,377
Holdbacks(6)	2,247	2,247	—
Total contractual obligations	$2,263,395	$90,791	$2,172,604

(1)
Refer to Note 8 — Leases of our audited consolidated financial statements for the year ended December 31, 2022 for additional information regarding the maturity of operating lease liabilities.
(2)
Represents payments collected from our clients, primarily, associated with market development funds that arise out of our business.
(3)
We have an aggregate principal amount of $1.299 billion borrowing on the Term Loan Facility, which bears the applicable interest rate of 5.25% per annum, and $775.0 million in Senior Secured Notes, which is subject to a fixed interest rate of 6.5%. Refer to Note 7 — Debt of our audited consolidated financial statements for the year ended December 31, 2022 for additional information regarding the maturities of debt principal. Total debt excluding deferred issuance costs does not include the obligation of future interest payments.
(4)
Refer to Note 6 — Other Liabilities of our audited consolidated financial statements for the year ended December 31, 2022 for additional information regarding the contingent consideration liabilities.
(5)
Represents $57.2 million of an estimated liability under our workers’ compensation programs for claims incurred but unpaid and $10.0 million of employee insurance reserves as of December 31, 2022.
(6)
Represents $2.2 million of holdback amounts which are used to withhold a portion of the initial purchase price payment until certain post-closing conditions are satisfied and are typically settled within 24 months of the acquisition.

Cash and Cash Equivalents Held Outside the United States

As of December 31, 2022 and 2021, $81.8 million and $86.2 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2022 and 2021, $28.1 million and $40.0 million, respectively, of our cash and cash equivalents were held by foreign branches.

We assessed our determination as to our indefinite reinvestment intent for certain of our foreign subsidiaries and recorded a deferred tax liability of approximately $2.8 million of withholding tax as of December 31, 2022 for unremitted earnings in Canada with respect to which we do not have an indefinite reinvestment assertion. We will continue to evaluate our cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds from the foreign subsidiaries except for Canada. We have continued to assert indefinite reinvestment on all other earnings as it is necessary for continuing operations and to grow the business. If at a point in the future our assertion changes, we will evaluate tax-efficient means to repatriate the income. In addition, we expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities such as business acquisitions or to settle debt, we could elect to repatriate future earnings from foreign jurisdictions. These alternatives could result in higher income tax expense or increased interest expense. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of December 31, 2022, to be indefinitely reinvested and, accordingly, no provision has been made for taxes in excess of the $2.8 million noted above.

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

We have contracts that include variable consideration whereby the ultimate consideration is contingent on future events such as the client’s sales to retailers, hours worked, event count, costs incurred and performance incentive bonuses. Commission revenues are generally earned upon performance of headquarter relationship management, analytics, insights and intelligence, e-commerce, administration and retail services arrangements. As part of these arrangements, we provide a variety of services to consumer goods manufacturers in order to improve the manufacturer’s sales to retailers. This includes primarily outsourced sales, business development, category and space management, relationship management and in-store sales strategy services. In exchange for these services, we earn an agreed upon percentage of our client’s sales to retailers, which is agreed upon on a manufacturer-by-manufacturer basis. We may be entitled to additional fees upon meeting specific performance goals or thresholds, which we refer to as bonus revenue. The variability of the consideration for the services transferred during a reporting period is typically resolved by the end of the reporting period. However, for certain client contracts, we estimate the variable consideration for the services that have been transferred to the client during the reporting period. We typically estimate the variable consideration based on the expected value method. Estimates are based on historical experience and current facts known during the reporting period. We recognize revenue related to variable consideration if it is probable that a significant reversal of revenue recognized will not occur. When such probable threshold is not satisfied, we will constrain some or all of the variable consideration, and such constrained amount will not be recognized as revenue until the probable threshold is met or the uncertainty is resolved and the final amount is known. We record an adjustment to revenue for differences between estimated revenues and the amounts ultimately invoiced to the client. Adjustments to revenue during the current period related to services transferred during prior periods were not material for the year ended December 31, 2022.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired in an acquisition. We test for impairment of goodwill at the reporting unit level. We generally combine components that have similar economic characteristics, nature of services, types of client, distribution methods and regulatory environment. We have two reporting units, sales and marketing, which are also our operating segments.

We test our goodwill for impairment at the beginning of the fourth quarter of a given fiscal year, and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. We have the option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before performing a quantitative impairment test. To the extent that the qualitative approach indicates that it is more likely than not that the carrying amount is less than its fair value, we apply a quantitative approach. When it is determined that a quantitative impairment test should be performed, if the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment loss; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

Our annual goodwill impairment assessment for the year ended December 31, 2022 was performed effective as of October 1, 2022. We utilize a combination of income and market approaches to estimate the fair value of our reporting units. The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions for, the reporting units’ revenue growth rates, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, terminal growth rates, discount rates, and incremental net working capital, all of which require significant management judgment.

The market approach applies market multiples derived from the historical earnings data of selected guideline publicly-traded companies to our reporting units’ businesses to yield a second assumed value of each reporting unit, which requires significant management judgment. The guideline companies are first screened by industry group and then further narrowed based on the reporting units’ business descriptions, markets served, competitors, EBITDA margins and revenue size. Market multiples are then selected from within the range of these guideline companies’ multiples based on the subject reporting unit. We compare a weighted average of the output from the income and market approaches to the carrying value of each reporting unit. We also compare the aggregate estimated fair value of our reporting units to the estimated value of our total market capitalization. The assumptions in the income and market approach are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy (described in “Fair Value Measurements in Note 1, Organization and Significant Accounting Policies,”). We based our fair value estimates on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to our planned strategy, it may cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future.

Based on the results of our quantitative impairment test in the fourth quarter of 2022, our sales and marketing reporting units were written down to their respective fair values, resulting in zero excess fair value over their carrying values. We recognized $1,275.7 million and $91.8 million impairment charges in the sales and marketing reporting units, respectively, for the year ended December 31, 2022, which has been reflected in “Impairment of goodwill and indefinite-lived assets” in our Consolidated Statements of Comprehensive (Loss) Income. While there was no single determinative event or factor, the consideration of the weight of evidence of several factors that culminated during the fourth quarter of 2022 led us to conclude that it was more likely than not that the fair value of the sales and marketing reporting units were below their carrying values. These factors included: (a) sustained decline in our share price; (b) challenges in the labor market and continued inflationary pressures; and (c) an increase to the discount rate as a result of the recent increases in the interest rates which adversely affected the results of quantitative impairment test.

The uncertainty and volatility in the economic environment which we operate could have an impact on our future growth and could result in future impairment charges. There is no assurance that actual future earnings, cash flows or other assumptions for the reporting units will not significantly decline from these projections.

The following table illustrates the amount of goodwill allocated to each reporting unit as well as the deficit, if any, created between the fair value and the carrying value of each reporting unit that would occur given hypothetical reductions in their respective fair values under step one at October 1, 2022 (after current year impairment charges).

Reporting Unit	Goodwill	1%	2%	3%
(in thousands)
Sales	$213,665	$(19,931)	$(39,862)	$(59,794)
Marketing	674,284	(12,857)	(25,713)	(38,570)
	$887,949	$(32,788)	$(65,576)	$(98,363)

The following table represents a sensitivity analysis on the loss on impairment of goodwill (under the income approach without consideration to the market approach) for the sales and marketing reporting units depicting the percent increase in the $1,275.7 million charge related to sales and $91.8 million charge related to marketing recorded had the fair value been estimated with a 0.5% increase in the discount rate used, a 1.0% decrease in the long-term growth rate and a 1.0% increase in the net working capital assumptions used at October 1, 2022.

	% Increase in Impairment Charge
Assumption Change	Sales Reporting Unit	Marketing Reporting Unit

0.5% increase in discount rate	5.7%	66.4%
1.0% decrease in long-term growth rate	6.6%	81.1%
1.0% increase in incremental net working capital	2.1%	23.8%

In connection with our annual quantitative impairment test effective as of October 1, 2021 and 2020, we concluded that our goodwill was not impaired for the years ended December 31, 2021 and 2020. The fair value of the sales reporting unit exceeded its carrying value by 23.8% for the year ended December 31, 2021, and exceeded its carrying value by 8.3% for the year ended December 31, 2020. The fair value of the marketing reporting unit exceeded its carrying value by 41.6% for the year ended December 31, 2021, and exceeded its carrying value by 37.3% for the year ended December 31, 2020.

Indefinite-Lived Assets

Our indefinite-lived intangible assets are comprised of our sales and marketing trade names. Intangible assets with indefinite useful lives are not amortized but tested annually, at the beginning of the fourth quarter, for impairment or more often if events occur or circumstances change that would create a triggering event. We have the option to perform a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value before performing a quantitative impairment test. We test our indefinite-lived intangible assets for impairment using a relief from royalty method by comparing the estimated fair values of the indefinite-lived intangible assets with the carrying values. The estimates used in the determination of fair value are subjective in nature and involve the use of significant assumptions. These estimates and assumptions include revenue growth rates, terminal growth rates, discount rates and royalty rates. which requires significant management judgment. The assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates.

The annual indefinite-lived intangible asset impairment assessment was performed effective as of October 1, 2022. Based on this assessment, we concluded the carrying value of the indefinite-lived trade names in the sales and marketing reporting units exceeded their estimated fair values. As a result, we recognized non-cash intangible asset impairment charges of $146.0 million and $59.0 million related to our indefinite-lived sales and marketing trade names, respectively, during the year ended December 31, 2022, which has been reflected in “Impairment of goodwill and indefinite-lived assets” in the Consolidated Statements of Comprehensive (Loss) Income. While there was no single determinative event or factor, the factors that led to the impairment were the same circumstances outlined in the goodwill impairment discussion above.

The following table represents a sensitivity analysis on the indefinite-lived trade name intangible assets depicting the percent increase in the $146.0 million charge related to the indefinite-lived trade names and $59.0 million charge related to the indefinite-lived trade names recorded had the fair value been estimated with a 0.5% increase in the discount rate used and a 0.5% decrease in the royalty rate used at October 1, 2022.

	% Increase in Impairment Charge
Assumption Change	Sales Tradename	Marketing Tradename

0.5% increase in discount rate	12.0%	22.4%
0.5% decrease in royalty rate	43.6%	62.1%

In connection with our annual quantitative impairment test effective as of October 1, 2021, and 2020, we concluded that our indefinite-lived intangible assets were not impaired for the years ended December 31, 2021, and 2020. The fair value of the indefinite-lived intangible assets related to sales trade names exceeded its carrying value by 65.0% for the year ended December 31, 2021 and exceeded its carrying value by 13.3% for the year ended December 31, 2020. The fair value of the indefinite-lived intangible assets related to marketing trade names exceeded its carrying value by 33.3% for the year ended December 31, 2021 and exceeded its carrying value by 8.4% for the year ended December 31, 2020.

Stock-Based Compensation

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

Topco, the parent company of the Company, has a long-term equity incentive plan that allows for the grant of time- and performance-based profit interests, or Common Series C Units, in Topco to certain of its and its subsidiaries’ directors and employees in exchange for services provided to us. Since we receive the benefit associated with such services the related expense is recorded within our Consolidated Statements of Operations and Comprehensive (Loss) Income. These profit interests are subject to certain vesting requirements including time and performance requirements based on specified annual targets substantially similar to Adjusted EBITDA thresholds. These awards are subject to forfeiture unless the following performance conditions are met: (i) 75% of the awards will vest when certain of the Advantage Sponsors as of the date of the 2014 Topco Acquisition, or the Common Series A Limited Partners of Topco, realize a pre-tax internal rate of return of 8% compounded annually and (ii) the remaining 25% of the awards vest when the Common Series A Limited Partners of Topco realize a pre-tax internal rate of return of 20% compounded annually. On March 15, 2018, Topco modified the vesting requirements. In accordance with the performance conditions, generally 75% of the awards will vest over a four-year term, subject to the employee’s continued employment. The remaining 25% of the equity awards vest when the Advantage Sponsors as of the date of the 2014 Topco Acquisition realize a pre-tax internal rate of return of 20% compounded annually. Once the equity awards vest, forfeiture may still occur as a result of termination of employment of the equity award holders or if an exit event occurs which is not a vesting exit event. Notwithstanding prior vesting, certain awards are subject to a requirement that the Advantage Sponsors receive a specific return on their equity investment, prior to the awards participating in any distribution whether in cash, property or securities of Topco. Certain awards vest over the remaining initial four-year terms, subject to the employee’s continued employment. The limited partnership agreement also authorizes Topco to issue up to 35,000 Common Series C-2 Units to members of our management, which Common Series C-2 Units are subject to substantially similar vesting and forfeiture provisions as the Common Series C Units, including forfeiture upon certain terminations of employment of the applicable holders or a non-qualifying exit event.

Equity-based compensation of Karman Topco L.P.

The Company recognized a non-cash compensation gain of $2.9 million related to forfeitures and non-cash compensation expenses of $4.7 million for the years ended December 31, 2022 and 2021, respectively. As a result of the Transactions, the Company recognized non-cash compensation expenses of $62.7 million in connection with the Common Series C Units and $13.3 million in connection with the Common Series C-2 Units for the year ended December 31, 2020. No expense was recorded for the remaining 25% of the equity awards in the years ended December 31, 2022, 2021, and 2020 since the vesting exit event was deemed not probable of occurring.

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

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily the Canadian dollar, British pound and euro, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated loss before income taxes would have increased by approximately $4.3 million for the year ended December 31, 2022.

Interest Rate Risk

Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under the Term Loan Facility, Revolving Credit Facility and Notes.

We manage our interest rate risk through the use of derivative financial instruments. Specifically, we have entered into interest rate cap agreements to manage our exposure to potential interest rate increases that may result from fluctuations in LIBOR. We do not designate these derivatives as hedges for accounting purposes, and as a result, all changes in the fair value of derivatives, used to hedge interest rates, are recorded in “Interest expense, net” in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

As of December 31, 2022, we had interest rate cap contracts on $650.0 million of notional value of principal from various financial institutions, with a maturity dates of December 16, 2024 to manage our exposure to interest rate movements on variable rate credit facilities when one-months LIBOR on term loans exceeds cap of 0.75%. The aggregate fair value of our interest rate caps represented an outstanding net asset of $47.5 million as of December 31, 2022.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the Term Loan Facility and 0.00% on Revolving Credit Facility would have resulted in an increase of $1.4 million in interest expense, net of gains from interest rate caps, for the year ended December 31, 2022.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	56
Consolidated Balance Sheets	59
Consolidated Statements of Operations and Comprehensive (Loss) Income	60
Consolidated Statements of Stockholders’ Equity	61
Consolidated Statements of Cash Flows	62
Notes to Consolidated Financial Statements	63
Schedule I—Condensed Registrant Only Financial Information of Advantage Solutions Inc. as of December 31, 2022 and 2021, and for the years ended December 31, 2022, 2021, and 2020	104

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advantage Solutions Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Advantage Solutions Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded two acquisitions completed in 2022 from its assessment of internal control over financial reporting as of December 31, 2022 because they were acquired by the Company in purchase business combinations during 2022. We have also excluded the two acquisitions completed in 2022 from our audit of internal control over financial reporting. The acquired entities are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent 1% and 1%,respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Annual Goodwill Impairment Assessment – sales and marketing reporting units

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s consolidated goodwill balance was $887.9 million as of December 31, 2022. Management tests the Company’s goodwill for impairment at the beginning of the fourth quarter of a given fiscal year and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. When it is determined that a quantitative impairment test should be performed, if the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment loss. Based on the results of the Company's quantitative impairment test in the fourth quarter of 2022, the Company’s sales and marketing reporting units were written down to their respective fair values, resulting in zero excess fair value over their carrying values. The Company recognized $1,275.7 million and $91.8 million impairment charges in the sales and marketing reporting units, respectively, for the year ended December 31, 2022. Management utilizes a combination of income and market approaches to estimate the fair value of the Company’s reporting units. The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions for the reporting units’ revenue growth rates, EBITDA margins, terminal growth rates, discount rates, and incremental net working capital all of which require significant management judgment. The market approach applies market multiples derived from the historical earnings data of selected guideline publicly-traded companies to the Company’s reporting units’ businesses, which requires significant management judgment.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the sales and marketing reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the sales and marketing reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, EBITDA margins, terminal growth rates, discount rates, incremental net working capital, and market multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessment, including controls over the valuation of the sales and marketing reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the sales and marketing reporting units; (ii) evaluating the appropriateness of the income and market valuation approaches, including utilizing a combination of the approaches to estimate the fair value of the sales and marketing reporting units; (iii) testing the completeness and accuracy of the underlying data used in the income and market valuation approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, EBITDA margins, terminal growth rates, discount rates, incremental net working capital, and market multiples. Evaluating management’s significant assumptions related to revenue growth rates, EBITDA margins, and incremental net working capital involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the sales and marketing reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market valuation approaches, including utilizing a combination of the approaches to estimate the fair value of the sales and marketing reporting units and (ii) the reasonableness of the significant assumptions related to terminal growth rates, discount rates, and market multiples.

Annual Indefinite-Lived Intangible Assets Impairment Assessment – sales and marketing trade names

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s indefinite-lived intangible assets balance was $695.0 million as of December 31, 2022. Intangible assets with indefinite useful lives are not amortized but tested annually, at the beginning of the fourth quarter, for impairment or more often if evidence exists that triggering events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Management performed the annual indefinite-lived intangible asset impairment assessment as of October 1, 2022. Based on this assessment, management concluded the carrying value of the indefinite-lived trade names in the sales and marketing reporting units exceeded their estimated fair values. As a result, the Company recognized non-cash intangible asset impairment charges of $146.0 million and $59.0 million related to the Company's indefinite-lived sales and marketing trade names, respectively, during the year ended December 31, 2022. Management tests the Company’s indefinite-lived intangible assets for impairment using a relief from royalty method by comparing the estimated fair values of the indefinite-lived intangible assets with the carrying values. The estimates used in the determination of fair value are subjective in nature and involve the use of significant assumptions. These estimates and assumptions include revenue growth rates, terminal growth rates, discount rates, and royalty rates, all of which require significant management judgment.

The principal considerations for our determination that performing procedures relating to the annual indefinite-lived intangible assets impairment assessment of the sales and marketing trade names is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the sales and marketing trade names; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, discount rates, and royalty rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual indefinite-lived intangible assets impairment assessment, including controls over the valuation of the sales and marketing trade names. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the sales and marketing trade names; (ii) evaluating the appropriateness of the relief from royalty method; (iii) testing the completeness and accuracy of the underlying data used in the relief from royalty method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, discount rates, and royalty rates. Evaluating management’s significant assumption related to revenue growth rates involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the sales and marketing brands; (ii) the consistency with external market and industry data; and (iii) whether this assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty method and (ii) the reasonableness of the significant assumptions related to discount rates and royalty rates.

/s/ PricewaterhouseCoopers LLP

Irvine, California

March 1, 2023

We have served as the Company’s auditor since 2003.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$120,715	$164,622
Restricted cash	17,817	16,015
Accounts receivable, net of allowance for expected credit losses of $22,752 and $13,648, respectively	869,000	797,677
Prepaid expenses and other current assets	149,476	126,000
Total current assets	1,157,008	1,104,314
Property and equipment, net	70,898	63,696
Goodwill	887,949	2,206,004
Other intangible assets, net	1,897,503	2,287,514
Investments in unconsolidated affiliates	129,491	125,158
Other assets	119,522	67,582
Total assets	$4,262,371	$5,854,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,991	$14,397
Accounts payable	261,464	277,366
Accrued compensation and benefits	154,744	139,157
Other accrued expenses	133,173	164,133
Deferred revenues	37,329	50,467
Total current liabilities	600,701	645,520
Long-term debt, net of current portion	2,022,819	2,028,882
Deferred income tax liabilities	297,874	483,165
Warrant liability	953	22,189
Other long-term liabilities	110,554	92,218
Total liabilities	3,032,901	3,271,974
Commitments and contingencies (Note 18)

Redeemable noncontrolling interest	3,746	1,893

Equity attributable to stockholders of Advantage Solutions Inc.
Preferred stock, no par value, 10,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 319,690,300 and 316,963,552 shares issued and outstanding as of December 31, 2022 and 2021, respectively	32	32
Additional paid in capital	3,408,836	3,373,278
Accumulated deficit	(2,247,109)	(866,607)
Loans to Karman Topco L.P.	(6,363)	(6,340)
Accumulated other comprehensive loss	(18,849)	(4,479)
Treasury stock, at cost; 1,610,014 shares as of December 31, 2022 and 2021	(12,567)	(12,567)
Total equity attributable to stockholders of Advantage Solutions Inc.	1,123,980	2,483,317
Nonredeemable noncontrolling interest	101,744	97,084
Total stockholders’ equity	1,225,724	2,580,401
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$4,262,371	$5,854,268

See Notes to the Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in thousands, except share and per share data)	2022	2021	2020
Revenues	$4,049,742	$3,602,298	$3,155,671
Cost of revenues (exclusive of depreciation and amortization shown separately below)	3,493,183	2,964,123	2,551,485
Selling, general, and administrative expenses	190,367	168,086	306,282
Impairment of goodwill and indefinite-lived assets	1,572,523	—	—
Recovery from Take 5	—	—	(7,700)
Depreciation and amortization	233,075	240,041	238,598
Total operating expenses	5,489,148	3,372,250	3,088,665
Operating (loss) income	(1,439,406)	230,048	67,006
Other (income) expenses:
Change in fair value of warrant liability	(21,236)	955	13,363
Interest expense, net	104,459	137,927	234,044
Total other expenses	83,223	138,882	247,407
(Loss) income before income taxes	(1,522,629)	91,166	(180,401)
(Benefit from) provision for income taxes	(145,337)	33,617	(5,331)
Net (loss) income	(1,377,292)	57,549	(175,070)
Less: net income attributable to noncontrolling interest	3,210	3,055	736
Net (loss) income attributable to stockholders of Advantage Solutions Inc.	(1,380,502)	54,494	(175,806)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(14,370)	(5,153)	8,827
Total comprehensive (loss) income attributable to stockholders of Advantage Solutions Inc.	$(1,394,872)	$49,341	$(166,979)
Net (loss) income per common share:
Basic	$(4.33)	$0.17	$(0.79)
Diluted	$(4.33)	$0.17	$(0.79)
Weighted-average number of common shares:
Basic	318,682,548	318,198,860	223,227,833
Diluted	318,682,548	321,004,756	223,227,833

See Notes to the Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at January 1, 2020	203,750,000	$20	—	$—	$2,337,471	$(745,295)	$(6,244)	$(8,153)	$1,577,799	$92,007	$1,669,806
Comprehensive income (loss)											—
Net (loss) income	—	—	—	—	—	(175,806)	—	—	(175,806)	736	(175,070)
Foreign currency translation adjustments	—	—	—	—	—	—	—	8,827	8,827	4,211	13,038
Total comprehensive (loss) income									(166,979)	4,947	(162,032)
Recapitalization transaction, net of fees and deferred taxes	109,675,182	11	—	—	921,302	—	—	—	921,313	—	921,313
Issuance of performance shares	5,000,000	1	—	—	(1)	—	—	—	—	—	—
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(72)	—	(72)	—	(72)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	89,774	—	—	—	89,774	—	89,774
Balance at December 31, 2020	318,425,182	32	—	—	3,348,546	(921,101)	(6,316)	674	2,421,835	96,954	2,518,789
Comprehensive income (loss)
Net income	—	—	—	—	—	54,494	—	—	54,494	2,964	57,458
Foreign currency translation adjustments	—	—	—	—	—	—	—	(5,153)	(5,153)	(3,069)	(8,222)
Total comprehensive income (loss)									49,341	(105)	49,236
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(24)	—	(24)	—	(24)
Redemption of noncontrolling interest	—	—	—	—	(444)	—	—	—	(444)	235	(209)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(15,030)	—	—	—	(15,030)	—	(15,030)
Vesting of stock-based compensation awards	24,784	—	—	—	—	—	—	—	—	—	—
Purchase of treasury stock	(1,610,014)	—	1,610,014	(12,567)	—	—	—	—	(12,567)	—	(12,567)
Shares issued upon vesting of restricted stock units	41,424	—	—	—	—	—	—	—	—	—	—
Shares issued under 2020 Employee Stock Purchase Plan	77,172	—	—	—	736	—	—	—	736	—	736
Shares issued upon exercise of warrants	5,004	—	—	—	58	—	—	—	58	—	58
Stock-based compensation expense	—	—	—	—	39,412	—	—	—	39,412	—	39,412
Balance at December 31, 2021	316,963,552	32	1,610,014	(12,567)	3,373,278	(866,607)	(6,340)	(4,479)	2,483,317	97,084	2,580,401
Comprehensive income (loss)
Net (loss) income	—	—	—	—	—	(1,380,502)	—	—	(1,380,502)	2,995	(1,377,507)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(14,370)	(14,370)	(4,526)	(18,896)
Total comprehensive loss									(1,394,872)	(1,531)	(1,396,403)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(23)	—	(23)	—	(23)
Increase in noncontrolling interest	—	—	—	—	—	—	—	—	—	6,191	6,191
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(6,934)	—	—	—	(6,934)	—	(6,934)
Shares issued under 2020 Employee Stock Purchase Plan	713,213	—	—	—	3,320	—	—	—	3,320	—	3,320
Shares issued under 2020 Incentive Award Plan	2,013,535	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	39,172	—	—	—	39,172	—	39,172
Balance at December 31, 2022	319,690,300	$32	1,610,014	$(12,567)	$3,408,836	$(2,247,109)	$(6,363)	$(18,849)	$1,123,980	$101,744	$1,225,724

See Notes to Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,377,292)	$57,549	$(175,070)
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Noncash interest (income) expense, net	(43,785)	(8,315)	755
Amortization of deferred financing fees	8,860	9,250	14,795
Impairment of goodwill and indefinite-lived assets	1,572,523	—	—
Extinguishment costs related to repayment and repricing of long-term debt	—	1,569	11,275
Depreciation and amortization	233,075	240,041	238,598
Change in fair value of warrant liability	(21,236)	955	13,363
Fair value adjustments related to contingent consideration	4,774	5,763	16,091
Deferred income taxes	(190,754)	(10,012)	(14,357)
Equity-based compensation of Karman Topco L.P.	(6,934)	(15,030)	89,774
Stock-based compensation	39,825	39,412	—
Equity in earnings of unconsolidated affiliates	(10,609)	(10,298)	(5,138)
Distribution received from unconsolidated affiliates	1,826	1,465	968
Loss on disposal of property and equipment	644	7,162	21,091
Loss on divestiture	2,863	—	—
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable, net	(75,688)	(215,501)	116,105
Prepaid expenses and other assets	(22,738)	(14,000)	24,687
Accounts payable	(17,635)	46,000	10,880
Accrued compensation and benefits	16,678	(2,363)	4,514
Deferred revenues	(11,551)	(2,694)	4,535
Other accrued expenses and other liabilities	18,412	(4,962)	(27,136)
Net cash provided by operating activities	121,258	125,991	345,730
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired	(74,206)	(42,668)	(68,057)
Purchase of investment in unconsolidated affiliates	(775)	(2,000)	—
Purchase of property and equipment	(40,455)	(31,175)	(30,946)
Proceeds from divestiture	1,896	—	—
Net cash used in investing activities	(113,540)	(75,843)	(99,003)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	326,090	61,629	213,927
Payments on lines of credit	(326,968)	(111,736)	(164,828)
Proceeds from accounts receivable securitization facility	—	—	120,000
Payment under accounts receivable securitization facility	—	—	(120,000)
Proceeds from government loans for COVID-19 relief	—	2,975	4,822
Proceeds from new borrowings under the Senior Secured Credit Facilities and Notes	—	—	2,100,000
Principal payments on long-term debt	(13,394)	(13,309)	(3,229,848)
Proceeds from issuance of common stock	3,320	794	—
Proceeds from recapitalization, net of fees	—	—	925,216
Contingent consideration payments	(23,164)	(9,814)	(18,314)
Holdback payments	(11,057)	(3,989)	(2,736)
Purchase of treasury stock	—	(12,567)	—
Financing fees paid	(1,464)	(74)	(58,391)
Contribution from noncontrolling interest	5,217	—	—
Redemption of noncontrolling interest	(224)	(209)	—
Net cash used in financing activities	(41,644)	(86,300)	(230,152)
Net effect of foreign currency changes on cash	(8,179)	(3,177)	4,366
Net change in cash, cash equivalents and restricted cash	(42,105)	(39,329)	20,941
Cash, cash equivalents and restricted cash, beginning of period	180,637	219,966	199,025
Cash, cash equivalents and restricted cash, end of period	$138,532	$180,637	$219,966
SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest	$126,560	$137,467	$151,030
Cash received from interest rate derivatives	$6,527	$—	$—
Cash payments for income taxes, net	$45,729	$40,189	$18,263
Purchase of property and equipment recorded in accounts payable and accrued expenses	$842	$759	$508
Deferred taxes related to transaction costs in connection with recapitalization	$—	$—	$3,968
Fair value of liability for private placement warrants acquired at Closing	$—	$—	$7,871
Note payable related to settlement of contingent consideration	$—	$—	$4,048

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

On September 7, 2020, ASI Intermediate entered into an agreement and plan of merger (as amended, modified, supplemented or waived, the “Merger Agreement”), with Conyers Park II Acquisition Corp., a Delaware corporation, now known as Advantage Solutions Inc. (“Conyers Park”), CP II Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Conyers Park (“Merger Sub”), and Topco. Conyers Park neither engaged in any operations nor generated any revenue. Based on Conyers Park’s business activities, it was a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)

On October 28, 2020, Conyers Park consummated the merger pursuant to the Merger Agreement, by and among Merger Sub, ASI Intermediate (“Legacy Advantage”), and Topco. Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Advantage with Legacy Advantage being the surviving company in the merger as a wholly owned subsidiary of Conyers Park (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Transactions”). On October 28, 2020, and in connection with the closing of the Transactions (the “Closing”), Conyers Park changed its name to Advantage Solutions Inc. (the “Company” or “Advantage”) and Legacy Advantage changed its name to ASI Intermediate Corp.

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

In connection with the entry into the Merger Agreement, Conyers Park also entered into subscription agreements with certain investors (the “PIPE Investors”), pursuant to which, among other things, Conyers Park agreed to issue and sell in a private placement shares of Conyers Park Class A common stock for a purchase price of $10.00 per share. The PIPE Investors, other than the equity holders of Topco that participated in the PIPE Investment (the “Advantage Sponsors”) and their affiliates, agreed to purchase an aggregate of 51,130,000 shares of Conyers Park Class A common stock. Certain of the Advantage Sponsors or their affiliates agreed to purchase an aggregate of 34,410,000 shares of Conyers Park Class A common stock, and, at their sole discretion. The shares of Conyers Park Class A common stock purchased by the PIPE Investors in the private placement are referred to as the “PIPE Shares” and the aggregate purchase price paid for the PIPE Shares is referred to as the “PIPE Investment.” At the Closing, the PIPE Investment was consummated, and 85,540,000 shares of Class A common stock were issued for aggregate gross proceeds of $855.4 million.

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

The Merger was accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Under this method of accounting, Conyers Park is treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the current stockholder of Legacy Advantage, Topco, having a relative majority of the voting power of the combined entity, the operations of Legacy Advantage prior to the Merger comprising the only ongoing operations of the combined entity, and senior management of Legacy Advantage comprising the senior management of the combined entity. Accordingly, for accounting purposes, the financial statements of the combined entity represent a continuation of the financial statements of Legacy Advantage with the acquisition being treated as the equivalent of Legacy Advantage issuing stock for the net assets of Conyers Park, accompanied by a recapitalization. The net assets of Conyers Park are stated at historical cost, with no goodwill or other intangible assets recorded. The shares and net (loss) income per share available to holders of the Legacy Advantage’s common stock, prior to the Merger, have been retroactively restated as shares reflecting the exchange ratio established in the Merger Agreement.

In connection with the Merger, ASI Intermediate received $93.9 million from Conyers Park’s trust account balance after the payments of $323.1 million redemptions by Conyers Park public stockholders and of $37.3 million transaction expenses incurred by Conyers Park, net of deferred taxes of $3.9 million. ASI Intermediate incurred direct and incremental costs of approximately $24.0 million related to the equity issuance, consisting primarily of investment banking, legal, accounting and other professional fees, which were recorded to additional paid-in capital as a reduction of proceeds. In addition, the Company incurred $39.8 million in transaction bonuses and $76.0 million in non-cash share-based compensation expense due to the accelerated vesting of Topco’s legacy share-based compensation plan. The transaction bonuses and share-based compensation are included in “Selling, general and administrative expenses” on the Company's Consolidated Statement of Operations and Comprehensive (Loss) Income for the year ended December 31, 2020. The Company also classified the 7,333,333 private placement warrants originally issued by Conyers Park to Conyers Park II Sponsor LLC in a private placement in connection with its initial public offering and assumed by the Company as a warrant liability with an initial fair value of the private placement warrants of $7.9 million with a decrease to additional paid-in capital in connection with the consummation of the Transactions on October 28, 2020.

The Company is headquartered in Irvine, California and is a business solutions provider to consumer goods manufacturers and retailers.

The Company’s common stock and public warrants (as further described in Note 12, Equity) are listed on the Nasdaq Global Select market under the symbol “ADV” and warrants to purchase the common stock at an exercise price of $11.50 per share are listed on the Nasdaq Global Select market under the symbol “ADVWW”.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with U.S. GAAP. The financial information set forth herein reflects: (a) the consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the years ended December 31, 2022, 2021, and 2020 and (b) the consolidated balance sheets as of December 31, 2022 and 2021. The consolidated financial statements for the years ended December 31, 2022, 2021, and 2020 reflect Topco’s basis in the assets and liabilities of the Company, as a result of the 2014 Topco Acquisition. The Company’s share in the earnings or losses for its investments in affiliates is reflected in “Investments in unconsolidated affiliates” and “Cost of revenues” in the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive (Loss) Income, respectively. All intercompany balances and transactions have been eliminated upon consolidation.

Certain prior period balances have been reclassified to conform to the current Consolidated Statements of Cash Flows. These reclassifications had no impact on previously reported Consolidated Balance Sheets, Consolidated Statements of Operations Comprehensive (Loss) Income, and Consolidated Statements of Stockholder’s Equity.

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

Foreign Currency

The Company’s reporting currency is U.S. dollars as that is the currency of the primary economic environment in which the Company operates. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are included in “Accumulated other comprehensive (loss) income” in the Consolidated Statements of Stockholders’ Equity. Transactions in foreign currencies other than the entities’ functional currency are converted using the rate of exchange at the date of transaction. The gains or losses arising from the revaluation of foreign currency transactions to functional currency are included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive (loss) income in stockholders’ equity. The Company reports gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are of a long-term investment nature, in “Other comprehensive (loss) income” in the Consolidated Statements of Operations and Comprehensive (Loss)

Income. These items represented a net gain of $7.3 million, a gain of $1.0 million, and a loss of $2.1 million during the fiscal years ended December 31, 2022, 2021, and 2020, respectively.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s consolidated balance sheets that sum to the total of the same such amounts shown in the Company’s Consolidated Statements of Cash Flows:

	December 31,
	2022	2021	2020
(in thousands)
Cash and cash equivalents	$120,715	$164,622	$204,301
Restricted cash	17,817	16,015	15,665
Total cash, cash equivalents and restricted cash	$138,532	$180,637	$219,966

Accounts Receivable and Expected Credit Losses

Accounts receivable consist of amounts due from clients for services provided in normal business activities and are recorded at invoiced amounts. The Company measures expected credit losses against certain billed receivables based upon the latest information regarding whether invoices are ultimately collectible. Assessing the collectability of client receivables requires management judgment. The Company determines its expected credit losses by specifically analyzing individual accounts receivable, historical bad debts, client creditworthiness, current economic conditions, and accounts receivable aging trends. Valuation reserves are periodically re-evaluated and adjusted as more information about the ultimate collectability of accounts receivable becomes available. Upon determination that a receivable is uncollectible, the receivable balance and any associated reserve is written off.

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

Derivatives

The Company uses derivative financial instruments to hedge interest rate and foreign exchange risk. Derivative instruments, used to hedge interest rates, consist of interest rate swaps and interest rate caps. Interest rate swap contracts involve the exchange of floating rate interest payment obligations for fixed interest rate payments without the exchange of the underlying principal amounts. Interest rate cap contracts limit the floating interest rate exposure to the indicative rate in the agreement. Derivatives are initially recognized at fair value on the date a contract is entered into and are subsequently re-measured at fair value. The fair values of derivatives are measured using observable market prices or, where market prices are not available, by using discounted expected future cash flows at prevailing interest and exchange rates. The Company does not designate these derivatives as hedges for accounting purposes, and as a result, all changes in the fair value of derivatives used to hedge interest rates and foreign exchange risk are recorded in “Interest expense” and in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income, respectively. These arrangements contain an element of risk in that the counterparties may be unable to meet the terms of such arrangements. In the event the counterparties are unable to fulfill their related obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management.

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

Leasehold improvements are amortized on a straight-line basis over the shorter of their respective lease terms or their respective estimated useful lives. The cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the Consolidated Balance Sheets and the resulting gain or loss is reflected in the “Cost of revenues” and “Selling, general, administrative expenses” within the Consolidated Statements of Operations and Comprehensive (Loss) Income, depending on the nature of the assets. Expenditures for maintenance and repairs are expensed as incurred, whereas expenditures for improvements and replacements are capitalized.

Equity Method Investments

Investments in companies in which the Company exercises significant influence over the operating and financial policies of the investee and are not required to be consolidated are accounted for using the equity method. The Company’s proportionate share of the net income or loss of equity method investments is included in the results of operations and any dividends received reduce the carrying value of the investment. The excess of the cost of the Company’s investment over its proportionate share of the fair value of the net assets of the investee at the acquisition date is recognized as goodwill and included in the carrying amount of the investment. Goodwill in the equity method investments is not amortized. Gains and losses from changes in the Company’s ownership interests are recorded in results of operations until control is achieved. In instances in which a change in the Company’s ownership interest results in obtaining control, the existing carrying value of the investment is remeasured to the acquisition date fair value and any gain or loss is recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired in an acquisition. The Company tests for impairment of goodwill at the reporting unit level. The Company generally combines components that have similar economic characteristics, nature of services, types of client, distribution methods and regulatory environment. The Company has two reporting units, sales and marketing, which are also the Company’s operating segments.

The Company tests its goodwill for impairment at the beginning of the fourth quarter of a given fiscal year and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. The Company has the option to perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before performing a quantitative impairment test. To the extent that the qualitative approach indicates that it is more likely than not that the carrying amount is less than its fair value, the Company applies a quantitative approach. When it is determined that a quantitative impairment test should be performed, if the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment loss; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit.

The Company’s annual goodwill impairment assessment for the year ended December 31, 2022 was performed as of October 1, 2022. The Company utilizes a combination of income and market approaches to estimate the fair value of its reporting units. The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions for the reporting units’ revenue growth rates, EBITDA margins, terminal growth rates, discount rates, and incremental net working capital, all of which require significant management judgment. The market approach applies market multiples derived from the historical earnings data of selected guideline publicly-traded companies to the Company’s reporting units’ businesses, which requires significant management judgment. The guideline companies are first screened by industry group and then further narrowed based on the reporting units’ business descriptions, markets served, competitors, EBITDA margins, and revenue size. Market multiples are then selected from within the range of these guideline companies’ multiples based on the subject reporting unit. The Company compares a weighted average of the output from the income and market approaches to the carrying value of each reporting unit. The Company also compares the aggregate estimated fair value of its reporting units to the estimated fair value of its total market capitalization. The assumptions in the income and market approach are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy (described in “Fair Value Measurements,” below). The Company based its fair value estimates on assumptions it believes to be reasonable but which are unpredictable and inherently uncertain. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to the Company’s planned strategy, it may cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future.

Based on the results of the Company’s quantitative impairment test in the fourth quarter of 2022, the Company’s sales and marketing reporting units were written down to their respective fair values, resulting in zero excess fair value over their carrying values. The Company recognized $1,275.7 million and $91.8 million impairment charges in the sales and marketing reporting units, respectively, for the year ended December 31, 2022, which has been reflected in “Impairment of goodwill and indefinite-lived assets” in the Company’s Consolidated Statements of Comprehensive (Loss) Income. While there was no single determinative event or factor, the consideration of the weight of evidence of several factors that culminated during the fourth quarter of 2022 led the Company to conclude that it was more likely than not that the fair value of the sales and marketing reporting units were below their carrying values. These factors included: (a) sustained decline in the Company’s share price; (b) challenges in the labor market and continued inflationary pressures; and (c) an increase to the discount rate as a result of the recent increases in interest rates which adversely affected the results of the quantitative impairment tests.

The uncertainty and volatility in the economic environment in which the Company operates could have an impact on the Company's future growth and could result in future impairment charges. There is no assurance that actual future earnings, cash flows or other assumptions for the reporting units will not significantly decline from these projections.

In connection with the Company's annual quantitative impairment test effective as of October 1, 2021 and 2020, the Company concluded that the goodwill was not impaired for the years ended December 31, 2021 and 2020. The fair value of the sales reporting unit exceeded its carrying value by 23.8% for the year ended December 31, 2021 and exceeded its carrying value by 8.3% for the year ended December 31, 2020. The fair value of the marketing reporting unit exceeded its carrying value by 41.6% for the year ended December 31, 2021 and exceeded its carrying value by 37.3% for the year ended December 31, 2020.

Indefinite Lived Intangible Assets

The Company’s indefinite-lived intangible assets are its sales and marketing trade names. Intangible assets with indefinite useful lives are not amortized but tested annually, at the beginning of the fourth quarter, for impairment or more often if evidence exists that triggering events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company has the option to perform a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value before performing a quantitative impairment test. The Company tests its indefinite-lived intangible assets for impairment using a relief from royalty method by comparing the estimated fair values of the indefinite-lived intangible assets with the carrying values. The estimates used in the determination of fair value are subjective in nature and involve the use of significant assumptions. These estimates and assumptions include revenue growth rates, terminal growth rates, discount rates and royalty rates, all of which require significant management judgment. The assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The Company based its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates.

The annual indefinite-lived intangible asset impairment assessment was performed effective as of October 1, 2022. Based on this assessment, the Company concluded the carrying value of the indefinite-lived trade names in the sales and marketing reporting units exceeded their estimated fair values. As a result, the Company recognized non-cash intangible asset impairment charges of $146.0 million and $59.0 million related to the Company’s indefinite-lived sales and marketing trade names, respectively, during the year ended December 31, 2022, which has been reflected in “Impairment of goodwill and indefinite-lived assets” in the Company’s Consolidated Statements of Comprehensive (Loss) Income. While there was no single determinative event or factor, the factors that led to the impairment were the same circumstances outlined in the goodwill impairment discussion above.

In connection with the Company's annual quantitative impairment test effective as of October 1, 2021, and 2020, the Company concluded that the indefinite-lived intangible assets were not impaired for the years ended December 31, 2021, and 2020. The fair value of the indefinite-lived intangible assets related to sales trade names exceeded its carrying value by 65.0% for the year ended December 31, 2021 and exceeded its carrying value by 13.3% for the year ended December 31, 2020. The fair value of the indefinite-lived intangible assets related to marketing trade names exceeded its carrying value by 33.3% for the year ended December 31, 2021, and exceeded its carrying value by 8.4% for the year ended December 31, 2020.

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

During fiscal year 2022, the Company concluded the impact of challenges in the labor market and continued inflationary pressures were indicators that impairment may exist related to its client relationship intangible assets. As a result, the Company performed a recoverability test and determined that there was no impairment. No impairment related to the Company’s client relationship intangible assets was recorded during the years ended December 31, 2021, and 2020. No impairment related to the Company’s other long-lived assets were recorded during the years ended December 31, 2022, 2021, and 2020.

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

The Company reviews and assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from these initial estimates. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Leases

The Company has obligations under various real estate leases, equipment leases, and software license agreements. The Company assesses whether these arrangements are or contain leases at lease inception. Classification of the leases between financing and operating leases is determined by assessing whether the lease transfers ownership of the asset to the Company, the lease grants an option for the Company to purchase the underlying asset, the lease term is for the majority of the remaining asset’s economic life, or if the minimum lease payments equal or substantially exceed all of the leased asset’s fair market value. As of December 31, 2022, the Company's finance leases were not material. See Note 8, Leases, for further information regarding the Company’s operating leases.

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

	Year Ended December 31,
	2022	2021	2020
(in thousands)
Sales brand-centric services	$1,364,673	$1,292,639	$1,204,240
Sales retail-centric services	1,142,344	1,031,245	856,353
Total sales revenues	2,507,017	2,323,884	2,060,593
Marketing brand-centric services	559,218	554,447	429,200
Marketing retail-centric services	983,507	723,967	665,878
Total marketing revenues	1,542,725	1,278,414	1,095,078
Total revenues	$4,049,742	$3,602,298	$3,155,671

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

The variability of the consideration for the services transferred during a reporting period is typically resolved by the end of the reporting period. However, for certain client contracts, the Company is required to estimate the variable consideration for the services that have been transferred to the client during the reporting period. The Company typically estimates the variable consideration based on the expected value method. Estimates are based on historical experience and current facts known during the reporting period. The Company only recognizes revenues related to variable consideration if it is probable that a significant reversal of revenues recognized will not occur when the uncertainty associated with the variable consideration is resolved. When such probable threshold is not satisfied, the Company will constrain some or all of the variable consideration and the constrained variable consideration will not be recognized as revenues. The Company records an adjustment to revenue for differences between estimated revenues and the amounts ultimately invoiced to the client. Adjustments to revenue during the current period related to services transferred during prior periods were not material during the years ended December 31, 2022, 2021, and 2020.

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

Substantially all of the Company’s contracts with its clients either have a contract term that is less than one year with options for renewal and/or can be canceled by either party upon 30 to 120 days’ notice. For the purpose of disclosing the transaction price allocated to remaining unsatisfied performance obligations or partially satisfied performance obligations, the Company elected policies to: (1) exclude contracts with a contract term of one year or less and (2) exclude contracts with variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation when that performance obligation qualifies as a series of remaining performance obligations. After applying these policy elections, the Company determined that it does not have a significant amount of fixed considerations allocated to remaining performance obligations for contracts with a contract term that exceeds one year.

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

Contract liabilities represent deferred revenues which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation(s) and are included in “Deferred revenues” in the Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the years ended December 31, 2022, 2021, and 2020, included $34.3 million, $37.2 million, and $33.2 million of deferred revenues from the respective prior years.

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

Uncertain Tax Positions

The Company accounts for uncertain tax positions when it is more likely than not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. As of December 31, 2022, and 2021, the Company’s unrecognized tax benefits were $0.6 million and $0.6 million, respectively. The Company has not recorded any material uncertain tax positions for the year ended December 31, 2022. All the unrecognized tax benefits as of December 31, 2022 would be included in the effective tax rate if recognized in future periods.

The Company is unaware of any positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase within the next twelve months. The Company files tax returns in the United States, various states and foreign jurisdictions. With few exceptions, as of December 31, 2022, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2018. The Company does not have any material ongoing income tax audits as of December 31, 2022.

The Company has elected to classify interest and penalties as components of tax expense. These amounts were immaterial for the years ended December 31, 2022, 2021 and 2020.

Equity-based Compensation

The Company measures the cost of non-employee services received in exchange for an award of equity instruments based on the measurement date fair value consistent with the vesting of the awards and measuring the fair value of these units at the end of each measurement period. The cost is recognized over the requisite service period. The Company’s equity-based compensation is based on grant date fair value determined utilizing Backsolve Option Pricing Method (“OPM”) for the Topco Common Series C Units and a combination of the OPM and Monte Carlo valuation model for the Topco Common Series C-2 Units.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and on the date of issuance and remeasured to fair value at each balance sheet date thereafter.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized in “Changes in fair value of warrant liability” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Based on the availability of sufficient observable information, the Company determines the fair value of the liability classified private placement warrants by approximating the value with the price of the public warrants at the respective period end, which is inherently less subjective and judgmental given it is based on observable inputs.

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

Impact of the War in Ukraine

The Company has a minority interest in a European company that has majority-ownership interests in local agencies in Russia. During the first quarter of 2022, the war in Ukraine resulted in the imposition of sanctions by the United States, the United Kingdom, and the European Union, that affected, and continues to affect, the cross-border operations of businesses operating in Russia. In addition, Russian regulators have imposed currency restrictions and regulations that created uncertainty regarding the Company's ability to recover its investment in operations in Russia, as well as the Company's ability to exercise control or influence over operations by the local agencies in Russia. As a result, the Company intends to use its influence to cause the European company to dispose of its ownership interests in the local agencies in Russia. Accordingly, the Company recorded pretax charges of $2.8 million in the first quarter of 2022, primarily consisting of its proportionate share of the net investment in its Russian interest in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Recent Accounting Pronouncements

Recent Accounting Standards Adopted by the Company

On October 1, 2022, the Company early adopted Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 606): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements, if the acquiree prepared financial statements in accordance with U.S. GAAP. The guidance will be applied prospectively to business combinations occurring on or after the effective date of the amendment and did not have a material impact on the Company's consolidated financial statements.

On April 1, 2022, the Company adopted ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This guidance provides optional expedients and exceptions for U.S. GAAP to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate if certain criteria are met. The amendments in this update are effective for reporting periods that include or are subsequent to March 12, 2020 and must be applied prospectively to contract modifications and hedging relationships through December 31, 2022. The Company adopted the standard prospectively and determined that the adoption of this accounting guidance did not have a material impact on its consolidated financial statements.

On January 1, 2022, the Company adopted ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP, simplifies the contract settlement assessment for equity classification, requires the use of the if-converted method for all convertible instruments in the diluted earnings per share calculation and expands disclosure requirements. The adoption of this accounting standard, under the full retrospective method, did not have a material impact on the Company's consolidated financial statements and use of the if-converted method did not have an impact on the Company's overall earnings per share calculation.

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

2. Acquisitions

2022 Acquisitions

The Company acquired four businesses during the year ended December 31, 2022. The acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration for each acquired business was allocated to the acquired tangible and intangible assets and liabilities assumed based upon their respective fair values. Assets acquired and liabilities assumed in the business combinations were recorded on the Company’s financial statements as of the acquisition date based upon the estimated fair value at such date. The excess of the purchase consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the excess purchase price was based upon preliminary estimates and assumptions and is subject to post-close adjustments to working capital. Accordingly, the measurement period for such purchase price allocations will end when the information, or the facts and circumstances, becomes available, but will not exceed twelve months. The results of operations of each acquired business has been included in the Consolidated Statements of Operations and Comprehensive (Loss) Income since its respective date of acquisition.

The aggregate purchase price for the acquisitions referenced above was $75.5 million, which includes $74.2 million paid in cash, $0.5 million recorded as contingent consideration liabilities, and $0.8 million recorded as holdback amounts. Contingent consideration payments are determined based on future financial performance and payment obligations (as defined in the applicable purchase agreement) and are recorded at fair value. The maximum potential payment outcome related to the acquisitions is $1.6 million. Holdback amounts are used to withhold a portion of the initial purchase price payment until certain post-closing conditions are satisfied and are typically settled within 24 months of the acquisition. The goodwill related to the acquisitions represented the value paid for the assembled workforce, geographic presence, and expertise. Of the resulting goodwill relating to these acquisitions, $1.0 million is deductible for tax purposes.

The fair values of the identifiable assets and liabilities of the acquisitions less post-close adjustments related to working capital completed during the year ended December 31, 2022, as of the applicable acquisition dates, are as follows:

(in thousands)
Consideration:
Cash	$74,206
Holdback	810
Fair value of contingent consideration	510
Total consideration	$75,526
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets
Accounts receivable	$6,817
Other assets	3,446
Identifiable intangible assets	25,546
Total assets	35,809
Liabilities
Accounts payable	7,363
Deferred tax liabilities and other	8,546
Total liabilities	15,909

Redeemable noncontrolling interest	1,987

Noncontrolling interest	974
Total identifiable net assets	16,939
Goodwill arising from acquisitions	$58,587

The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. The fair value and estimated useful lives of the intangible assets acquired are as follows:

(in thousands)	Amount	Weighted Average Useful Life
Client relationships	$24,413	6 years
Trade names	1,133	5 years
Total identifiable intangible assets	$25,546

The operating results of the businesses acquired during the year ended December 31, 2022 contributed total revenues of $35.2 million during the year ended December 31, 2022. The Company has determined that the presentation of net income from the date of acquisition is impracticable due to the integration of the operations upon acquisition.

During the year ended December 31, 2022, the Company incurred $0.8 million in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

2021 Acquisitions

The Company acquired six businesses during the year ended December 31, 2021. The acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration for each acquired business was allocated to the acquired tangible and intangible assets and liabilities assumed based upon their respective fair values. Assets acquired and liabilities assumed in the business combination were recorded on the Company’s financial statements as of the acquisition date based upon the estimated fair value at such date. The excess of the purchase consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the excess purchase price was based upon preliminary estimates and assumptions. The results of operations of each acquired business has been included in the Consolidated Statements of Operations and Comprehensive (Loss) Income since its respective date of acquisition.

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

The fair values of the identifiable assets and liabilities of the acquisitions completed during the year ended December 31, 2021, at the respective acquisition dates, are as follows:

(in thousands)
Consideration
Cash	$42,668
Holdbacks	13,464
Fair value of contingent consideration	19,832
Total consideration	$75,964
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets
Accounts receivable	$12,677
Other assets	4,315
Property and equipment	998
Identifiable intangible assets	35,571
Total assets	53,561
Liabilities
Total liabilities	21,206
Redeemable noncontrolling interest	1,793
Total identifiable net assets	30,562
Goodwill arising from acquisitions	$45,402

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

During the year ended December 31, 2021, the Company incurred $1.6 million, in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

2020 Acquisitions

The Company acquired five businesses during the year ended December 31, 2020, of which three were sales agencies and two marketing agencies in the United States. The acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration for each acquired business was allocated to the acquired tangible and intangible assets and liabilities assumed based upon their respective fair values. Assets acquired and liabilities assumed in the business combination were recorded on the Company’s financial statements as of the acquisition date based upon the estimated fair value at such date. The excess of the purchase consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The allocation of the excess purchase price was based upon estimates and assumptions. The results of operations of the business acquired by the Company have been included in the Consolidated Statements of Operations and Comprehensive (Loss) Income since the date of acquisition.

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

During the year ended December 31, 2020, the Company incurred $0.2 million in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Consolidated Statement of Operations and Comprehensive (Loss) Income.

Supplemental Pro Forma Information (unaudited)

Supplemental information on an unaudited pro forma basis, presented as if the acquisitions executed during the period from January 1, 2020 to March 1, 2023 had been consummated as of the beginning of the comparative prior period, is as follows:

	Year Ended December 31,
	2022	2021	2020
(in thousands)
Revenues	$4,065,242	$3,767,716	$3,339,221
Net (loss) income	$(1,377,436)	$59,983	$(168,954)

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflects the pro forma impact of additional amortization related to the fair value of acquired intangible assets, the pro forma impact of transaction costs which consisted of legal, advisory and due diligence fees and expenses, and the pro forma tax effect of the pro forma adjustments for the years ended December 31, 2022, 2021, and 2020. This supplemental pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisitions been consummated during the periods for which pro forma information is presented.

3. Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2022 and 2021, are as follows:

	Sales	Marketing	Total
(in thousands)
Gross carrying amount as of January 1, 2021	$2,114,378	$700,961	$2,815,339
Accumulated impairment charge	(652,000)	—	(652,000)
Balance at January 1, 2021	1,462,378	700,961	2,163,339
Acquisitions	32,087	13,315	45,402
Measurement period adjustments	179	(1,043)	(864)
Foreign exchange translation effects	(1,873)	—	(1,873)
Balance at December 31, 2021	1,492,771	713,233	2,206,004
Acquisitions	5,732	52,855	58,587
Measurement period adjustments	(392)	—	(392)
Impairment charge	(1,275,719)	(91,804)	(1,367,523)
Foreign exchange translation effects	(8,727)	—	(8,727)
Balance at December 31, 2022	$213,665	$674,284	$887,949

During the fiscal year ended December 31, 2022, the Company recognized non-cash goodwill impairment charges of $1,275.7 million and $91.8 million related to the Company’s sales and marketing reporting units, respectively, as a result of the Company’s annual evaluation of goodwill impairment test (as further described in Note 1 above). Accumulated impairment losses to goodwill were $2,019.5 million and $652.0 million as of December 31, 2022 and 2021, respectively.

The following tables set forth information for intangible assets:

		December 31, 2022
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,488,802	$1,338,381	$—	$1,150,421
Trade names	10 years	97,009	47,986	—	49,023
Developed technology	6 years	7,500	4,441	—	3,059
Total finite-lived intangible assets(1)		2,593,311	1,390,808	—	1,202,503
Indefinite-lived intangible assets:
Trade names		1,480,000	—	785,000	695,000
Total other intangible assets		$4,073,311	$1,390,808	$785,000	$1,897,503

		December 31, 2021
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,480,167	$1,158,732	$—	$1,321,435
Trade names	8 years	138,206	78,355	—	59,851
Developed technology	5 years	13,260	8,206	—	5,054
Covenant not to compete	5 years	6,100	4,926	—	1,174
Total finite-lived intangible assets(1)		2,637,733	1,250,219	—	1,387,514
Indefinite-lived intangible assets:
Trade names		1,480,000	—	580,000	900,000
Total other intangible assets		$4,117,733	$1,250,219	$580,000	$2,287,514

(1) Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year they become fully amortized.

As of December 31, 2022, estimated future amortization expenses of the Company’s existing intangible assets are as follows:

(in thousands)

2023	$197,995
2024	196,626
2025	190,571
2026	186,582
2027	182,030
Thereafter	248,699
Total amortization expense	$1,202,503

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

In connection with the acquisitions during the years ended December 31, 2022 and 2021, the Company recorded intangible assets of $25.6 million and $35.6 million, respectively. Amortization expenses included in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2022, 2021 and 2020 were $200.8 million, $198.9 million, and $191.2 million, respectively.

During the year ended December 31, 2022, the Company recognized non-cash intangible asset impairment charges of $146.0 million and $59.0 million related to the Company's indefinite-lived sales and marketing trade names, respectively, in connection with the Company’s annual intangible asset impairment test on October 1, 2022 (as further described in Note 1 above). No impairment related to the Company’s intangible assets was recorded for the years ended December 31, 2021, and 2020.

During fiscal year 2022, the Company concluded the impact of challenges in the labor market and continued inflationary pressures was an indicator that impairment may exist related to its client relationship intangible assets and as a result, the Company performed a recoverability test and determined that there was no impairment. No impairment related to the Company’s client relationship intangible assets was recorded during the years ended December 31, 2021, and 2020.

4. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
(in thousands)	2022	2021
Inventory and supplies	$78,273	$70,704
Prepaid expenses	46,547	41,165
Prepaid income taxes	7,385	4,968
Other receivables	6,604	5,747
Assets held for sale	4,959	—
Other current assets	5,708	3,416
Total prepaid expenses and other current assets	$149,476	$126,000

Other assets consist of the following:

	December 31,
(in thousands)	2022	2021
Operating lease right-of-use assets	$61,744	$47,478
Interest rate caps	47,493	10,164
Deposits	4,596	4,858
Workers' compensation receivable	3,525	4,008
Other long-term assets	2,164	1,065
Total other assets	$119,522	$67,582

Inventory is stated at the lower of cost and net realizable value. Costs are determined on the first-in, first-out basis. The Company records write-downs of inventories which are obsolete or in excess of anticipated demand or net realizable value based on a consideration of marketability, historical sales and demand forecasts which consider the assumptions about future demand and market conditions.

5. Property and Equipment

Property and equipment consist of the following:

	December 31
(in thousands)	2022	2021
Software	$129,329	$115,093
Computer hardware	55,736	58,762
Leasehold improvements	20,860	17,286
Furniture, fixtures, and other	10,473	10,092
Total property and equipment	216,398	201,233
Less: accumulated depreciation	(145,500)	(137,537)
Total property and equipment, net	$70,898	$63,696

Depreciation expense was $32.2 million, $41.1 million, and $45.1 million related to property and equipment for the years ended December 31, 2022, 2021, and 2020, respectively.

The Company commenced a plan to strategically exit certain offices during the year ended December 31, 2020. In enacting the plan, the Company recognized $21.1 million of loss primarily related to disposal of property and equipment from abandoning several office leases for the year ended December 31, 2020.

6. Other Liabilities

Other accrued expenses consist of the following:

	December 31,
	2022	2021
(in thousands)
Interest rate caps and accrued interest payable	$33,168	$19,922
Operating lease liability	21,584	20,415
Client deposits	16,521	13,623
General liability insurance reserve	12,937	7,131
Rebates due to retailers	12,693	17,396
Employee medical self-insurance reserves	10,007	8,161
Client refunds related to the Take 5 Matter	9,416	9,424
Taxes	7,286	5,357
Holdbacks	2,247	15,564
Contingent consideration	1,674	41,522
Other accrued expenses	5,640	5,618
Total other accrued expenses	$133,173	$164,133

Other long-term liabilities consist of the following:

	December 31,
	2022	2021
(in thousands)
Operating lease liability	$56,371	$40,444
Workers' compensation	32,377	31,401
Contingent consideration	18,660	16,844
Other long-term liabilities	3,146	3,529
Total other long-term liabilities	$110,554	$92,218

Under the workers’ compensation programs, the estimated liability for claims incurred but unpaid at December 31, 2022 and 2021 were $57.2 million and $57.7 million, respectively. These amounts include reported claims as well as claims incurred but not reported. As of December 31, 2022, $24.8 million and $32.4 million of this liability was included in the “Accrued compensation and benefits” and “Other long-term liabilities” in the Consolidated Balance Sheets, respectively. As of December 31, 2021, $26.3 million and $31.4 million of this liability was included in the “Accrued compensation and benefits” and “Other long-term liabilities” in the Consolidated Balance Sheets, respectively. In connection with its deductible limits, the Company has standby letters-of-credit as of December 31, 2022 and 2021 in the amount of $44.5 million and $54.8 million, respectively, and $16.0 million and $10.0 million surety bond as of such years supporting the estimated unpaid claim liabilities.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (as further described in Note 16, Income Taxes) provides for deferred payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. The Company began deferring payment of the employer share of the security taxes in April 2020. The Company repaid $23.8 million and $24.0 million during the years ended December 31, 2022 and 2021, respectively.

Contingent Consideration Liabilities

Each reporting period, the Company measures the fair value of its contingent liabilities by evaluating the significant unobservable inputs and probability weightings using Monte Carlo simulations. Any resulting decreases or increases in the fair value result in a corresponding gain or loss reported in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company has reassessed the fair value of contingent consideration based on the achievement of performance targets as defined in the respective purchase agreements and it resulted in a fair value adjustment of a $4.8 million loss that was included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. As of December 31, 2022, the maximum potential payment outcomes were $112.2 million.

The following table summarizes the changes in the carrying value of the contingent consideration liabilities:

	December 31,
(in thousands)	2022	2021
Beginning of the period	$58,366	$45,901
Fair value of acquisitions	510	19,832
Changes in fair value	4,774	5,763
Payments	(42,711)	(11,949)
Measurement period adjustments	—	(1,181)
Foreign exchange translation effects	(605)	—
End of the period	$20,334	$58,366

7. Debt

	December 31,
(in thousands)	2022	2021
Term Loan Facility	$1,298,500	$1,311,750
Notes	775,000	775,000
Government loans for COVID-19 relief	4,480	5,212
Other	1,207	1,113
Total long-term debt	2,079,187	2,093,075
Less: current portion	13,991	14,397
Less: debt issuance costs	42,377	49,796
Long-term debt, net of current portion	$2,022,819	$2,028,882

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

Revolving Credit Facility

The Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $500.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under the Revolving Credit Facility then in effect. Loans under the Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A. (“Bank of America”), will act as administrative agent and ABL Collateral Agent. The Revolving Credit Facility matures five years after the date the Company enters into the Company's Revolving Credit Facility. The Borrower may use borrowings under the Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments.

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

On December 2, 2022, the Borrower, Holdings and certain of the Borrower’s subsidiaries, entered into the Second Amendment to ABL Revolving Credit Agreement (the “Second Amendment”), which amends the ABL Revolving Credit Agreement, by and among the Borrower, Holdings, the lenders from time to time party thereto and Bank of America, as administrative agent, and the other parties thereto. The Second Amendment was entered into by the Borrower to amend certain terms and provisions of the Revolving Credit Facility, including, among other things: (i) increasing the aggregate amount of maximum revolving commitments available from $400 million to $500 million; (ii) replacing the Eurocurrency Rate interest rate metric with a metric based on Term SOFR (as defined in the Second Amendment), whereby applicable borrowings in United States dollars will bear interest at a floating rate based on Term SOFR plus an applicable margin; (iii) reducing each applicable interest rate pricing tier based on the Average Historical Excess Availability (as defined therein) with respect to Term SOFR borrowings, Alternative Currency borrowings, base rate borrowings and Canadian Prime Rate borrowings, in each case for each pricing tier by 0.25% per annum; and (iv) extending the scheduled maturity date of the borrowings to December 2, 2027.

Term Loan Facility

The Term Loan Facility consists of a term loan credit facility denominated in U.S. dollars in an aggregate principal amount of $1.299 billion. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount. Borrowings will bear interest at a floating rate, which can be either an adjusted Eurodollar rate plus an applicable margin or, at the Borrower’s option, a base rate plus an applicable margin. The applicable margins for the Term Loan Facility are 5.25% with respect to Eurodollar rate borrowings and 4.25% with respect to base rate borrowings.

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

The Borrower will be required to prepay the Term Loan Facility with 100% of the net cash proceeds of certain asset sales (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios) and subject to certain reinvestment rights, 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios). The Borrower was not required to make any excess cash flow payment for the year ended December 31, 2020, and the Borrower did not make any other mandatory or voluntary prepayments of the Term Loan Facility for the years ended December 31, 2022 and 2021.

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

On October 28, 2021 (the “First Lien Amendment Effective Date”), the Borrower, together Holdings and certain of the Borrower’s subsidiaries, entered into Amendment No. 1 to the First Lien Credit Agreement (the “First Lien Amendment”), which amended the Term Loan Facility, dated October 28, 2020, by and among the Borrower, Holdings, Bank of America, as administrative agent and collateral agent, each lender party from time to time thereto, and the other parties thereto. The First Lien Amendment was entered into by the Borrower to reduce the applicable interest rate on the term loan to 5.25% per annum. Additional terms and provisions amended include (i) resetting the period for six months following the First Lien Amendment Effective Date in which a 1.00% prepayment premium shall apply to any prepayment of the term loan in connection with certain repricing events, and (ii) updating the provisions by which U.S. Dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark to reflect the most recent standards and practices used in the industry. The First Lien Amendment was deemed to be a modification of the term loan facility for accounting purposes. In connection with the First Lien Amendment, the Company incurred $2.3 million of third-party fees and expenses and recognized $1.5 million of non-cash expense on the extinguishment of debt from write off of unamortized debt issuance costs which were recorded in "Interest expense, net” in the Consolidated Statements of Operations and Comprehensive (Loss) Income during the year ended December 31, 2021.

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

Restrictive covenants

The Notes are subject to covenants that, among other things limit the Issuer’s ability and its restricted subsidiaries’ ability to: incur additional indebtedness or guarantee indebtedness; pay dividends or make other distributions in respect of, or repurchase or redeem, the Issuer’s or a parent entity’s capital stock; prepay, redeem or repurchase certain indebtedness; issue certain preferred stock or similar equity securities; make loans and investments; sell or otherwise dispose of assets; incur liens; enter into transactions with affiliates; enter into agreements restricting the Issuer’s subsidiaries’ ability to pay dividends; and consolidate, merge or sell all or substantially all of the Issuer’s assets. Most of these covenants will be suspended on the Notes when they have investment grade ratings from both Moody’s Investors Service, Inc. and S&P Global Ratings and so long as no default or event of default under the Indenture has occurred and is continuing.

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

As of December 31, 2022 and 2021, the Company had aggregate principal amounts of $4.5 million and $5.2 million borrowings outstanding, respectively, associated with government loan programs for relief associated with the COVID-19 pandemic.

Debt Maturities

Future minimum principal payments on long-term debt are as follows:

(in thousands)
2023	$14,242
2024	13,827
2025	13,995
2026	13,801
2027	13,791
Thereafter	2,009,531
Total future minimum principal payments	$2,079,187

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

All operating lease expenses are recognized on a straight-line basis over the lease term as a component of “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Payments under the Company’s lease arrangements are primarily fixed. However, certain lease agreements contain variable costs, which are expensed as incurred and not included in the calculation of the Company’s right-of-use assets and related liabilities for those leases. These costs typically include real estate taxes, common area maintenance and utilities for which the Company is obligated to pay under the terms of those leases.

During the years ended December 31, 2022, 2021, and 2020, the Company expensed approximately $30.7 million, $28.7 million, and $44.2 million, respectively, of total operating lease costs, which includes $4.4 million, $4.6 million, and $6.6 million, of variable lease costs, respectively.

Beginning in mid-March of 2020, in response to the COVID-19 pandemic, the Company established a global work from home policy. A significant portion of the Company’s office-based workforce temporarily transitioned to working from home and the Company commenced a plan to strategically exit certain offices during the year ended December 31, 2020. Based on a number of factors, the Company concluded that this strategic initiative did not result in a triggering event that would indicate that the Company’s related asset groups may not be recoverable as of December 31, 2020. In enacting the plan, the Company abandoned several office leases prior to reaching termination agreements with its landlords, and as a result, adjusted the useful life of these asset to reflect the remaining expected use. The reduction to the right-of use assets and liabilities related to these leases resulted in an additional lease gain of $0.3 million, $1.9 million, and $0.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. Additionally, the Company paid $1.3 million, $6.8 million and $18.0 million in termination fees for the years ended December 31,

2022, 2021 and 2020, respectively, which were recorded in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company’s right-of-use assets and lease liabilities for operating leases as of December 31, 2022 and 2021 were as follows:

		December 31,
(in thousands)	Classification	2022	2021
Assets
Operating lease right-of-use assets	Other assets	$61,072	$47,487
Liabilities
Current operating lease liabilities	Other accrued expenses	21,584	20,415
Noncurrent operating lease liabilities	Other long-term liabilities	56,371	40,444
Total lease liabilities		$77,955	$60,859

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. In determining its incremental borrowing rate, the Company reviewed the terms of its leases, its credit facilities, and other factors.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Cash paid for operating lease liabilities	$23,298	$25,022	42,670
Right-of-use assets obtained in exchange for new operating lease obligations	31,007	19,869	7,496
Weighted-average remaining lease term	4.2	4.1	4.7
Weighted-average discount rate	8.6%	7.7%	9.8%

Maturities of lease liabilities as of December 31, 2022 were as follows:

(in thousands)
2023	$27,003
2024	22,623
2025	17,042
2026	12,651
2027	7,182
Thereafter	7,592
Total lease payments	$94,093
Less imputed interest	(16,138)
Present value of lease liabilities	$77,955

9. Fair Value of Financial Instruments

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value.

As of December 31, 2022, and 2021, the Company’s interest rate derivatives and forward contracts are Level 2 assets and liabilities with the related fair values based on third-party pricing service models. These models use discounted cash flows that utilize market-based forward swap curves commensurate with the terms of the underlying instruments.

As of December 31, 2022, and 2021, the contingent consideration liabilities are Level 3 assets and liabilities with the related fair values based on the significant unobservable inputs and probability weightings in using the income approach.

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

	December 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$47,493	$—	$47,493	$—
Total assets measured at fair value	$47,493	$—	$47,493	$—
Liabilities measured at fair value
Warrant liability	$953	$—	$953	$—
Contingent consideration liabilities	20,334	—	—	20,334
Total liabilities measured at fair value	$21,287	$—	$953	$20,334

	December 31, 2021
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$10,164	$—	$10,164	$—
Total assets measured at fair value	$10,164	$—	$10,164	$—
Liabilities measured at fair value
Derivative financial instruments	$385	$—	$385	$—
Warrant liability	22,189	—	—	22,189
Contingent consideration liabilities	58,366	—	—	58,366
Total liabilities measured at fair value	$80,940	$—	$385	$80,555

Interest Rate Cap Agreements

As of December 31, 2022 and 2021, the Company had interest rate cap contracts with an aggregate notional value of principals of $650.0 million and $2.2 billion, respectively, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. As of December 31, 2022, the aggregate fair value of the Company’s outstanding interest rate caps represented an outstanding net asset of $47.5 million. As of December 31, 2021, the aggregate fair value of the Company’s outstanding interest rate caps represented an outstanding net asset of $10.2 million and an outstanding net liability of $0.4 million.

As of December 31, 2022, $47.5 million of the Company’s fair value of outstanding interest rate caps were included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets, with changes in fair value recognized as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. As of December 31, 2021, $10.2 million and $0.4 million of the Company’s fair value of outstanding interest rate caps were included in “Prepaid expenses and other current assets” and “Other accrued expenses” in the Consolidated Balance Sheets, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

During the years ended December 31, 2022, 2021, and 2020, the Company recognized interest income of $43.8 million, interest income of $8.3 million and interest expense of $0.4 million, respectively, related to changes in the fair value of its derivative instruments, respectively.

Warrant Liability

The estimated fair value of the liability is recorded using significant unobservable measures and other fair value inputs and is therefore classified as a Level 2 financial instrument. The warrant liability is stated at fair value at each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive (Loss) Income until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

On October 28, 2020, the Company recorded the initial warrant liability of the private placement warrants of $7.9 million. Subsequently, the warrant liability was remeasured to fair value resulting in a gain of $21.2 million and a loss of $1.0 million reflected in “Change in fair value of warrant liability” in the Consolidated Statements of Operations and Comprehensive (Loss) Income during the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022, and 2021, 7,333,333 private placement warrants remained outstanding at fair value of $1.0 million and $22.2 million, respectively.

The Company previously valued its private placement warrants using a Black-Scholes Model. The private placement warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs. Beginning in the first quarter of 2022, they are classified as Level 2 based on the availability of sufficient observable information using the price of the public warrants as an indirectly observable quoted price in active markets to measure the fair value of the private placement warrants, which is inherently less subjective and judgmental given it is based on observable inputs. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

Long-term Debt

The following table sets forth the carrying values and fair values of the Company’s financial liabilities measured on a non-recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2022
Term Loan Facility	$1,298,500	$1,372,125
Notes	775,000	736,517
Government loans for COVID-19 relief	4,480	4,723
Other	1,207	1,207
Total long-term debt	$2,079,187	$2,114,572

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2021
Term Loan Facility	$1,311,750	$1,406,552
Notes	775,000	894,611
Government loans for COVID-19 relief	5,212	5,615
Other	1,113	1,113
Total long-term debt	$2,093,075	$2,307,891

The fair value of debt reported in the table above is based on adjusted price quotations on the debt instruments in an active market. The Company believes that the carrying value of its other borrowings, including amounts outstanding, if any, for the Revolving Credit Facility, approximate fair market value based on maturities for debt of similar terms.

10. Investments

Investments in Unconsolidated Affiliates

The Company’s significant equity investments primarily consist of Global Smollan Holdings (25% ownership), Smollan Holding Proprietary Limited (25% ownership), Partnership SPV 1 Limited (12.5% ownership), and Ceuta Holding Limited (8.8% ownership). Income from the Company’s equity method investments, included in “Cost of revenues” in the Consolidated Statements of Operations and Comprehensive (Loss) Income, was $10.6 million, $10.3 million, and $5.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company’s proportionate share in their net assets at December 31, 2022, and 2021 were $123.2 million and $118.0 million, respectively. The Company’s equity method investments are not material to the Company’s results of operations or financial position; therefore, no summarized financial information for the Company’s unconsolidated subsidiaries has been presented.

The Company holds 9.9% of the outstanding common shares of a subsidiary of a Japanese supermarket chain (“ATV”). The Company has no substantial influence over ATV. The Company elected the measurement alternative to value this equity investment without a readily determinable fair value. The Company will continue to apply the alternative measurement guidance until this investment does not qualify to be so measured. The carrying value of the investment was $6.3 million and $7.1 million as of December 31, 2022 and 2021, respectively.

11. Stock-Based Compensation and Other Benefit Plans

The Company has issued nonqualified stock options, RSUs (as defined below), and PSUs (as defined below) under the Advantage Solutions Inc. 2020 Incentive Award Plan (the “Plan”). The Company’s RSUs and PSUs, as described below, are expensed and reported as non-vested shares. The Company recognized stock-based compensation expense of $36.9 million and $39.4 million for the year ended December 31, 2022 and 2021, respectively. The related deferred tax benefit for stock-based compensation recognized was $7.9 million and $6.6 million for the year ended December 31, 2022 and 2021, respectively.

Performance Restricted Stock Units

Performance restricted stock units (“PSUs”) are subject to the achievement of certain performance conditions based on the Company’s revenues (“PSU Revenues”) and Adjusted EBITDA (“PSU EBITDA”) targets in the respective measurement period and the recipient’s continued service to the Company. The PSUs are scheduled to vest over a three-year period from the date of grant and may vest from 0% to 150% of the number of shares set forth in the table below. The number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. Details for each aforementioned defined term for each grant have been provided in the table below.

During the first quarter of 2022, the Compensation Committee determined that the achievement of the performance objective applicable to the PSU EBITDA 2021 objective was 64.6% of target and the achievement of the performance objective applicable to the PSU Revenues 2021 objective was 126.2% of target. In the first quarter of 2022, the Compensation Committee determined that the PSU Revenues and PSU EBITDA metrics will be measured separately when determining whether above-target performance has been maintained for future year performance. Such determination is applicable to the PSUs grants made in 2021 and in 2022. As a result, the 26.2% above-target performance on PSU Revenues for 2021 must be maintained in 2022 and 2023 in order for the corresponding above-target PSUs to vest in January 2024. Assuming there is no decline in performance with respect to PSU Revenues in 2022 and 2023, an amount equal to approximately 9.2% of the target number of PSUs granted in January 2021 will vest in full in January 2024 as a result of the above-target PSU Revenues performance for fiscal 2021. The performance period for those awards ended on December 31, 2021 but remain subject to service-based vesting conditions.

Under the provision of ASC 718 Compensation—Stock Compensation, the Company determined that 2021 PSUs granted were modified as of March 11, 2022 related to 205,834 above-target PSU Revenues metrics. The stock-based compensation expense for such modification was accounted for as a cancellation of the original award and the issuance of a new award using the fair value of the award on the date of modification.

The fair value of PSU grants was equal to the closing price of the Company's stock on the date of the applicable grant. The maximum potential expense if the Maximum Goals were met for these awards has been provided in the table below.

Recognition of expense associated with performance-based stock is not permitted until achievement of the performance targets are probable of occurring.

(in thousands, except share and per share data) Performance Period	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Fair Value per Share	Maximum Remaining Unrecognized Compensation Expense	Weighted-average remaining requisite service periods
January 1, 2022—December 31, 2022	2,534,250	5,068,499	7,584,760	$5.47	$78,316	1.4 years
January 1, 2021—December 31, 2021	1,108,390	1,108,390	1,304,565	$13.19	$3,234	1.0 years

The following table summarizes the PSU activity for the year ended December 31, 2022:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	2,609,079	$13.07
Granted	5,727,905	$5.46
Distributed	(665,306)	$13.06
Forfeited	(921,042)	$7.35
PSU performance adjustment	(377,572)	$11.19
Outstanding at December 31, 2022	6,373,064	$7.05

Restricted Stock Units

Restricted stock units (“RSUs”) are subject to the recipient’s continued service to the Company. The RSUs are generally scheduled to vest over three years and are subject to the provisions of the agreement under the Plan.

During the year ended December 31, 2022, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2022	3,660,553	$10.64
Granted	8,497,756	$4.84
Distributed	(1,356,365)	$10.56
Forfeited	(1,225,184)	$7.46
Outstanding at December 31, 2022	9,576,760	$5.91

As of December 31, 2022, the total remaining unrecognized compensation cost related to RSUs amounted to $26.1 million, which will be amortized over the weighted-average remaining requisite service periods of 2.1 years.

Common Series C Units and C-2 Units

The Limited Partnership Agreement allows profits interests in Topco to be granted to directors, officers, employees, and consultants of Topco and its subsidiaries. The performance-based profits interests (“Common Series C Units”) are subject to certain vesting requirements, as described below.

Common Series C Units were granted at no cost to employees of the Company. As the result of an amendment and restatement of the Limited Partnership Agreement, on March 15, 2018, 75% of all Common Series C Units awards are subject to vesting over four fiscal years from their respective issuance date. The remaining 25% of the units were forfeited. To the extent the Common Series C Units vest, such units may still be forfeited as a result of termination of the employment of the applicable holders or upon a non-qualifying exit event. Certain awards vest over the remaining initial four-year term, subject to the employee’s continued employment. In addition, Topco issued certain Common Series C Units in connection with the 2017 acquisition of Daymon Worldwide Inc. (“Daymon”) to certain Daymon employees, certain of which were deemed to vested upon issuance, and certain of which vested in four annual installments, subject to such employee’s continued employment with the Company. The Limited Partnership Agreement also authorizes Topco to issue 35,000 Common Series C-2 Units to employees of the Company, which are deemed to be vested upon issuance and subject to substantially similar forfeiture provisions as the Common Series C Units, including forfeiture upon certain terminations of employment with the Company of the applicable holders or a non-qualifying exit event.

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

The following weighted average assumptions were used in determining the fair value of Common Series C Unit grants made during the year ended December 31, 2020:

Year Ended December 31,
2020
Grant date fair value	$201.25
Dividend yield	0.0%
Expected volatility	75.3%
Risk-free interest rate	0.2%
Lack of marketability discount	30.5%
Expected term	1.0 years

The following weighted average assumptions were used in determining the fair value of Common Series C-2 Unit grants made during the year ended December 31, 2020:

Year Ended December 31,
2020
Grant date fair value	$223.00
Dividend yield	0.0%
Yield test probability	23.3%
Cost of equity capital	11.8%
Expected term	1.0 years

Topco has the option to repurchase Common Series C Units for cash.

The following table summarizes the activity in the Common Series C Units:

Year Ended December 31,
2022
Beginning of the period	166,790
Forfeitures	(33,900)
End of the period	132,890

The following table summarizes the activity in the Common Series C-2 Units:

Year Ended December 31,
2022
Beginning of the period	29,875
Forfeitures	(4,780)
End of the period	25,095

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

The Company measures the fair value of the Common Series D Units quarterly throughout the five-year vesting period and recognizes this cost ratably over the vesting period. There were no grants during the years ended December 31, 2022, 2021, and 2020. The OPM was used to estimate the Common Series D Units fair value of $300 as of the grant date. The expected share price volatility is based on the average of the historical volatility of comparable public companies. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant over the expected term. The Company did not use a dividend yield as it has not historically paid distributions. The fair value of these units at the end of each measurement period were $5, $143, and $644 per unit as of December 31, 2022, 2021, and 2020. Since the Common Series D Units that were issued under the Limited Partnership Agreement were for interests in Topco, which is outside of the consolidated group, the value of the profits interests were marked to market at each of the Company’s reporting periods.

The following assumptions were used in determining the fair value of Common Series D Units:

Year Ended December 31,
2022
Grant date fair value	$300.00
Dividend yield	0.0%
Expected volatility	53.0%
Risk-free interest rate	4.3%
Lack of marketability discount	32.0%
Expected term	1.9 years

On December 31, 2022, there were 30,000 Common Series D Units outstanding. During the years ended December 31, 2022, 2021, and 2020, the Company recorded equity-based compensation expense of $4.1 million, $15.0 million, and $13.8 million, respectively, included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Stock Options

During the year ended December 31, 2022, the following activities involving stock options occurred under the Plan:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2022	261,324	$9.20
Granted	2,115,664	$3.92
Forfeited	(261,324)	$9.20
Outstanding at December 31, 2022	2,115,664	$3.92

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

The fair value of the employee stock options was estimated using the following assumptions for the periods presented:

	December 31,
	2022	2021
Share Price	$3.92	$9.20
Dividend yield	0.0%	0.0%
Expected volatility	34.4%	28.7%
Risk-free interest rate	2.9%	1.1%
Expected term	6.5 years	6.5 years

As of December 31, 2022, the Company had approximately $2.2 million of total unrecognized compensation expense related to stock options, net of related forfeiture estimates, which the Company expects to recognize over a weighted-average period of approximately 1.7 years. The intrinsic value of all outstanding options as of December 31, 2022 was zero based on the market price of the Company's common stock of $2.08 per share.

Employee Stock Purchase Plan

In October 2020, the board of directors adopted, and the stockholders subsequently approved, the 2020 Employee Stock Purchase Plan, as amended (the “ESPP”). The Board has delegated concurrent authority to administer the ESPP to the Compensation Committee under the terms of the Compensation Committee’s charter.

Employees, may have to satisfy one or more of the following service requirements before participating in the ESPP, as determined by the administrator: (a) customary employment with the Company for more than 20 hours per week and more than five months per calendar year, or (b) continuous employment with the Company for a minimum period of time, not to exceed two years, prior to the first date of an offering. An employee may not be granted rights to purchase stock under the ESPP if such employee (x) immediately after the grant would own stock possessing five percent or more of the total combined voting power or value of the common stock, or (y) would purchase in excess of $25,000 of fair market value of such stock in an offering period. Additionally, “highly compensated employees” may not be granted rights to purchase stock under the ESPP. This includes individuals with compensation above a specified level, who is an officer and/or is subject to the disclosure requirements of Section 16(a) of the Exchange Act.

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

In the event of a specified corporate transaction, such as a merger or change in control, a successor corporation may assume, continue or substitute each outstanding purchase right. If the successor corporation does not assume, continue or substitute for the outstanding purchase rights, the offering in progress will be shortened and a new exercise date will be set. The participants’ purchase rights will be exercised on the new exercise date and such purchase rights will terminate immediately thereafter.

The ESPP will remain in effect until terminated by the administrator in accordance with the terms of the ESPP. The board of directors has the authority to amend, suspend or terminate the ESPP, at any time and for any reason.

Employee Benefit Plans

The Company sponsors 401(k) plans for certain employees who meet specified age and length of service requirements. The 401(k) plans include a deferral feature under which employees may elect to defer a portion of their salary, subject to Internal Revenue Service limitations. The Company provides a matching contribution based on a percentage of participating employees’ salaries and contributions made. Total contributions to the plan for the years ended December 31, 2022, 2021, and 2020 were $13.3 million, $12.5 million, and $10.8 million, respectively.

12. Equity

Class A Common Stock—The Company is authorized to issue 3,290,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At December 31, 2022, there were 319,690,300 shares of Class A common stock legally issued and outstanding. At December 31, 2021, there were 316,963,552 shares of Class A common stock legally issued and outstanding, including 5,000,000 Performance Shares issued to Topco at the Closing, which were subject to vesting upon satisfaction of a market performance condition after the Closing. Such performance shares vested on January 15, 2021 when the market performance condition was satisfied.

Preferred stock—The Company is authorized to issue 10,000,000 preferred stock with no par value of $0.0001 per share. At December 31, 2022 and 2021, there is no preferred stock issued or outstanding.

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

During the fourth quarter of 2021, the Company executed open market purchases of $12.6 million of the Company’s Class A common stock under the 2021 Share Repurchase Program. As a result of repurchases during the year ended December 31, 2021, there remains $87.4 million of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2022 and 2021.

Warrants—As of December 31, 2022 and 2021, 11,244,988 public warrants were outstanding. Each whole warrant entitles the holder to purchase one whole share of the Company’s Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Warrants may only be exercised for a whole number of shares of Class A common stock. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants became exercisable 30 days after the completion of the Merger. The warrants will expire five years after the completion of the Merger, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

As of December 31, 2022 and 2021, 7,333,333 private placement warrants were outstanding. The private placement warrants are identical to the public warrants, except that the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants were not transferable, assignable or salable until 30 days after the completion of the Merger, subject to certain limited exceptions. Additionally, the private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial stockholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

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

The following is a reconciliation of basic and diluted net (loss) income per common share:

	Year Ended December 31,
(in thousands, except share and earnings per share data)	2022	2021	2020
Basic earnings per share computation:
Numerator:
Net (loss) income attributable to stockholders of Advantage Solutions Inc.	$(1,380,502)	$54,494	$(175,806)
Denominator:
Weighted average common shares - basic	318,682,548	318,198,860	223,227,833
Basic (loss) earnings per common share	$(4.33)	$0.17	$(0.79)
Diluted earnings per share computation:
Numerator:
Net (loss) income attributable to stockholders of Advantage Solutions Inc.	$(1,380,502)	$54,494	$(175,806)
Denominator:
Weighted average common shares outstanding	318,682,548	318,198,860	223,227,833
Performance Stock Units	—	1,998,848	—
Restricted Stock Units	—	559,649	—
Warrants	—	4,468	—
Employee stock purchase plan and stock options	—	242,931	—
Weighted average common shares - diluted	318,682,548	321,004,756	223,227,833
Diluted (loss) earnings per common share	$(4.33)	$0.17	$(0.79)

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

The Company had 11,244,988 of public warrants and 7,333,333 of private placement warrants held by the CP Sponsor (as defined below), to purchase Class A common stock at $11.50 per share at the Closing, which remain outstanding at December 31, 2022 and 2021.

See Note 12 — Equity for additional information regarding the terms of public and private placement warrants.

14. Related Party Transactions

Conyers Park and the Transactions

In May 2019, Conyers Park II Sponsor LLC, an affiliate of Centerview Capital Management, LLC and Conyers Park’s sponsor prior to the Merger (“CP Sponsor”) purchased 11,500,000 of Conyers Park’s Class B ordinary shares for an aggregate purchase price of $25,000 in cash, or approximately $0.002 per share. In June 2019, CP Sponsor transferred 25,000 shares to each of four individuals, including a current member of the board of directors of the Company. At the time of the Closing, the 11,250,000 shares of Conyers Park Class B common stock, par value $0.0001 per share, then held by CP Sponsor and its directors automatically converted into shares of the Company's Class A common stock. CP Sponsor also purchased 7,333,333 private placement warrants for a purchase price of $1.50 per whole warrant, or $11,000,000 in the aggregate, in private placement transactions that occurred simultaneously with the closing of the Conyers Park’s initial public offering and related over-allotment option. As a result of the Closing, each private placement warrant entitles CP Sponsor to purchase one share of the Company's Class A common stock at $11.50 per share.

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

Investment in Unconsolidated Affiliates

During the years ended December 31, 2022, 2021, and 2020, the Company recognized revenues of $14.3 million, $18.1 million, and $19.6 million, respectively, from the parent company of an investment in unconsolidated affiliates. Accounts receivable from this client were $1.7 million and $2.4 million as of December 31, 2022 and 2021, respectively.

Long-term Debt

Certain funds managed by CVC Credit Partners, which is part of the same network of companies providing investment management advisory services operating under the CVC brand as CVC Capital Partners, act as lenders under the Company’s Term Loan Facility. The funds managed by CVC Credit Partners held zero and $6.2 million of the aggregate principal outstanding under the Term Loan Facility as of December 31, 2022 and 2021, respectively.

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

15. Income Taxes

The (benefit from) provision for income taxes is as follows:

	Year Ended December 31,
	2022	2021	2020
(in thousands)
Current tax expense (benefit)
Federal	$23,351	$22,085	$(9,106)
State	8,148	7,667	4,710
Foreign	13,918	13,877	13,422
Total current tax expense	45,417	43,629	9,026
Deferred tax (benefit) expense
Federal	(129,055)	(16,007)	(6,501)
State	(59,512)	5,827	868
Foreign	(2,187)	168	(8,724)
Total deferred tax benefit	(190,754)	(10,012)	(14,357)
Total (benefit from) provision for income taxes	$(145,337)	$33,617	$(5,331)

A reconciliation of the Company's effective income tax rate as compared to the federal statutory income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory U.S. rate	21.0%	21.0%	21.0%
State tax, net of federal tax benefit	2.7%	11.7%	(2.4)%
Foreign tax, net of federal tax benefit	(0.2)%	5.3%	1.1%
Goodwill impairment	(14.0)%	—	—
Disallowed executive compensation	(0.1)%	2.3%	(3.2)%
Equity-based compensation	—	(2.4)%	(10.4)%
Meals and entertainment	(0.1)%	1.6%	(0.7)%
Contingent consideration fair value adjustment	—	(1.8)%	(1.3)%
Fair value of warrant liability	0.3%	0.2%	(1.6)%
Work opportunity tax credit	0.2%	(2.5)%	0.4%
Other	(0.2)%	1.5%	0.1%
Effective tax rate	9.6%	36.9%	3.0%

The geographic components of income (loss) before income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
(in thousands)
U.S. sources	$(1,544,387)	$65,202	$(203,526)
Non-U.S. sources	21,758	25,964	23,125
(Loss) income before income taxes	$(1,522,629)	$91,166	$(180,401)

Net deferred tax liabilities consist of the following:

	December 31,
(in thousands)	2022	2021
Deferred tax assets
Accrued liabilities	$68,016	$78,711
Interest expense	53,320	37,335
Right-of-use liabilities	14,356	9,790
Net operating losses	7,904	10,193
Transaction expenses	7,649	8,192
Contingent liabilities	3,903	7,768
Insurance reserves	2,522	2,138
Acquired intangible assets, including goodwill	1,487	1,182
Social security tax deferral	—	6,382
Other	8,293	4,534
Total deferred tax assets	167,450	166,225
Deferred tax liabilities
Acquired intangible assets, including goodwill	413,728	608,316
Interest rate caps	12,079	2,419
Right-of-use assets	10,044	6,218
Debt issuance costs	7,532	9,629
Restructuring expenses	3,427	4,788
Depreciation	2,397	2,968
Other	8,545	7,397
Total deferred tax liabilities	457,752	641,735
Less: deferred income tax asset valuation allowances	(5,360)	(6,853)
Net deferred tax liabilities	$295,662	$482,363

	December 31,
(in thousands)	2022	2021
Reported as:
Noncurrent deferred tax asset	$2,211	$802
Noncurrent deferred tax liabilities	297,873	483,165
Net deferred tax liabilities	$295,662	$482,363

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) that was signed into law on March 27, 2020 allows employers to defer payment of a portion of payroll taxes otherwise due on wages paid between the enactment date and December 31, 2020 and remit the deferred payroll taxes in equal amounts on December 31, 2022 and 2021. Under this provision of the CARES Act, the Company has recorded the tax impact of $6.4 million as a deferred tax asset as of December 31, 2021 and no remaining balance as of December 31, 2022.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”), which, among other things, imposes a new corporate alternative minimum tax and an excise tax on stock buybacks. The Company did not have any stock buybacks during the year ended December 31, 2022.

The Company held cash and cash equivalents in foreign subsidiaries of $81.8 million and $86.2 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the undistributed earnings of the Company’s foreign subsidiaries are $196.4 million and $164.1 million, respectively.

The Company has not recorded a deferred tax liability related to undistributed earnings of its foreign subsidiaries as of December 31, 2022, except for a $2.8 million of deferred tax liability recorded as of December 31, 2022 for unremitted earnings in Canada with respect to which the Company no longer has an indefinite reinvestment assertion. Taxes have not been provided on the remaining $125.1 million of undistributed foreign earnings. The incremental tax liability associated with these earnings is expected to be immaterial.

The Company evaluates its deferred tax assets, including a determination of whether a valuation allowance is necessary, based upon its ability to utilize the assets using a more likely than not analysis. Deferred tax assets are only recorded to the extent that they are realizable based upon past and future income. As a result of the evaluation, the Company established a valuation allowance of $5.4 million, $6.9 million and $6.7 million on its foreign affiliates’ deferred tax assets as of December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, the Company had $4.9 million of United States Federal Net Operating Losses (“NOL”), $22.6 million state NOLs, and $19.6 million foreign NOLs. The change of ownership provisions of the Tax Reform Act of 1986 may limit utilization of a portion of The Company’s domestic NOLs to future periods. The United States Federal NOLs expire in 2037, $16.0 million of the state NOLs expire between 2023 and 2041 and the remaining $6.6 million of the state NOLs carry forward indefinitely. Foreign NOLs of $7.7 million expire between 2024 and 2032 and the remaining $11.9 million of the foreign NOLs carry forward indefinitely.

16. Segments and Geographic Information

The Company’s operations are organized into two reportable segments: sales and marketing. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker (the chief executive officer) in deciding how to allocate resources and in assessing performance. Through the Company’s sales segment, the Company serves as a strategic intermediary between consumer goods manufacturers and retailer partners and performs critical merchandizing services on behalf of both consumer goods manufacturers and retail partners. Through the Company’s marketing segment, the Company develops and executes marketing programs for manufacturers and retailers. These reportable segments are organized by the types of services provided, similar economic characteristics, and how the Company manages its business. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein. The Company and its chief operating decision maker evaluate performance based on revenues and operating (loss) income.

(in thousands)	Sales	Marketing	Total
Year Ended December 31, 2022
Revenues	$2,507,017	$1,542,725	$4,049,742
Depreciation and amortization	$161,385	$71,690	$233,075
Operating loss	$(1,323,192)	$(116,214)	$(1,439,406)
Year Ended December 31, 2021
Revenues	$2,323,884	$1,278,414	$3,602,298
Depreciation and amortization	$170,076	$69,965	$240,041
Operating income	$182,529	$47,519	$230,048
Year Ended December 31, 2020
Revenues	$2,060,593	$1,095,078	$3,155,671
Depreciation and amortization	$171,569	$67,029	$238,598
Operating income	$63,305	$3,701	$67,006

Revenues and long-lived assets by services provided in geographic region are as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenues
North America	$3,562,168	$3,153,768	$2,792,238
International	487,574	448,530	363,433
Total revenues	$4,049,742	$3,602,298	$3,155,671

	December 31,
(in thousands)	2022	2021
Long-Lived Assets
North America	$60,071	$53,284
International	10,827	10,412
Total long-lived assets	$70,898	$63,696

North American revenues were primarily services provided in the U.S. representing revenues of $3.6 billion, $3.0 billion, and $2.7 billion during the years ended December 31, 2022, 2021, and 2020, respectively. The classification “International” primarily includes the Company’s operation in the U.K., Germany, the Netherlands and Japan.

17. Redeemable Noncontrolling Interests

The Company is party to a put and call option agreement with respect to the common securities that represent the remaining noncontrolling interest from a majority-owned subsidiary, which was established through a majority-owned international joint venture during the year ended December 31, 2021. The put and call option agreement representing 20% of the total outstanding noncontrolling equity interest of that subsidiary may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in 2026 and expiring in 2028. The redemption value of the put and call option agreement is based on a multiple of the majority-owned subsidiary’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments. The noncontrolling interest is subject to a put option that is outside of the Company’s control and is presented as redeemable non-controlling interest in the temporary equity section of the Consolidated Balance Sheets. The Company recorded its redeemable noncontrolling interest at fair value on the date of the related business combination transaction and recognizes changes in the redemption value at the end of each reporting period. The carrying value of the redeemable noncontrolling interest was $3.7 million as of December 31, 2022.

Changes in redeemable noncontrolling interest for the years ended December 31, 2022 and 2021, are as follows:

(in thousands)
Balance at January 1, 2021	$—
Fair value at acquisition	1,804
Net income attributable to redeemable noncontrolling interests	91
Foreign currency translation adjustment	(2)
Balance at December 31, 2021	1,893
Fair value at acquisition	1,987
Net income attributable to redeemable noncontrolling interests	215
Dividend distribution	(223)
Foreign currency translation adjustment	(126)
Balance at December 31, 2022	$3,746

During the year ended December 31, 2022, the Company acquired one sales business which included a put option exercisable by the 20% shareholder that allows such shareholder to sell its 20% noncontrolling interest to the Company for a multiple of the acquired subsidiary’s adjusted earnings. As the put option is outside of the Company’s control, the estimated value of the 20% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on the Consolidated Balance Sheets. The fair value of the redeemable noncontrolling interest and put option at the acquisition date was valued based on a mix of the income approach for determining the value of the redeemable noncontrolling interest and market approach for determining the most advantageous redemption point for the put option using a Monte Carlo simulation method. The fair value assigned to this interest is estimated using Level 3 inputs based on unobservable inputs.

18. Commitments and Contingencies

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

Commercial Matters

The Company has also been involved in various litigation matters and arbitrations with respect to commercial matters arising with clients, vendors and third-party sellers of businesses. The Company has retained outside counsel to represent it in these matters and is vigorously defending its interests.

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

Arbitration Proceedings Related to Take 5

In August 2019, as a result of the Take 5 Matter, the Company provided a written indemnification claim notice to the sellers of Take 5 (the “Take 5 Sellers”) seeking monetary damages (including interest, fees and costs) based on allegations of breach of the asset purchase agreement (the “Take 5 APA”), as well as fraud. In September 2019, the Take 5 Sellers initiated arbitration proceedings against the Company, alleging breach of the Take 5 APA as a result of the Company’s decision to terminate the operations of the Take 5 business, and seeking monetary damages equal to all unpaid earn-out payments under the Take 5 APA (plus interest, fees and costs). In 2020, the Take 5 sellers amended their statement of claim to allege defamation, relating to statements the Company made to customers in connection with terminating the operations of the Take 5 business, and seeking monetary damages for the alleged injury to their reputation. The Company filed its response to the Take 5 Sellers’ claims, and asserted indemnification, fraud and other claims against the Take 5 Sellers as counterclaims and cross-claims in the arbitration proceedings. In October 2022, the arbitrator made a final award in favor of the Company. The Company is actively pursuing the collection of this award in state court in Florida. The Take 5 Sellers have attempted to have the award vacated in the district court in Washington, D.C., and in the state court in Florida. The Company has asked the Washington, D.C. court to dismiss the petition or, in the alternative, abstain until the Florida case is resolved. The Company is currently unable to estimate if or when it will be able to collect any amounts associated with this arbitration.

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

Surety Bonds

In the ordinary course of business, the Company is required to provide financial commitments in the form of surety bonds to third parties as a guarantee of its performance on and its compliance with certain obligations. If the Company were to fail to perform or comply with these obligations, any draws upon surety bonds issued on its behalf would then trigger the Company’s payment obligation to the surety bond issuer. The Company has outstanding surety bonds issued for its benefit of $16.0 million and $10.0 million as of December 31, 2022, and 2021, respectively.

19. Subsequent Events

In January 2023, Jill Griffin resigned as the Company's Chief Executive Officer and entered into a Separation Agreement and General Release (the “Separation Agreement”), pursuant to which Ms. Griffin’s employment terminated effective as of January 16, 2023. Pursuant to the Separation Agreement, Ms. Griffin is eligible to receive severance benefits including, without limitation, continued payment of base salary for 24 months following the date of termination.

In February 2023, David Peacock was appointed the Company’s Chief Executive Officer. The Company and Mr. Peacock entered into an employment agreement that provides for Mr. Peacock to receive a cash signing bonus of $1.3 million, a $3.0 million share award grant, 8,000,000 options for shares of the Company’s Class A Common Stock (at various exercise prices), and annual grants consistent with the Company’s historical equity vesting in annual installments over three years of (i) $1.5 million in the form of RSUs, and (ii) $1.5 million in the form of PSUs subject to additional vesting requirements upon the attainment of performance goals established by the Compensation Committee of the Board.

SCHEDULE I

ADVANTAGE SOLUTIONS INC.

CONDENSED REGISTRANT ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2022	2021
ASSETS
Investment in subsidiaries	$1,124,933	$2,505,506
Total assets	$1,124,933	$2,505,506
LIABILITIES AND STOCKHOLDERS' EQUITY
Warrant liability	$953	$22,189
Total liability	953	22,189
Equity attributable to stockholders of Advantage Solutions Inc.
Common stock $0.0001 par value, 3,290,000,000 shares authorized; 319,690,300 and 316,963,552 shares issued and outstanding as of December 31, 2022 and 2021, respectively	32	32
Additional paid-in capital	3,408,836	3,373,278
Accumulated deficit	(2,247,109)	(866,607)
Loans to Karman Topco L.P.	(6,363)	(6,340)
Accumulated other comprehensive loss	(18,849)	(4,479)
Common stock in treasury, at cost; 1,610,014 shares as of December 31, 2022	(12,567)	(12,567)
Total equity attributable to stockholders of Advantage Solutions Inc.	1,123,980	2,483,317
Equity attributable to noncontrolling interest	—	—
Total stockholders’ equity	1,123,980	2,483,317
Total liabilities and stockholders’ equity	$1,124,933	$2,505,506

See Notes to Condensed Registrant Only Financial Statements

SCHEDULE I

ADVANTAGE SOLUTIONS INC.

CONDENSED REGISTRANT ONLY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands)	2022	2021	2020
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Impairment of goodwill and indefinite-lived assets	—	—	—
Selling, general, and administrative expenses	—	—	—
Recovery from Take 5	—	—	—
Depreciation and amortization	—	—	—
Total expenses	—	—	—
Operating income	—	—	—
Other (income) expenses:
Change in fair value of warrant liability	(21,236)	955	13,363
Interest expense, net	—	—	—
Total other (income) expenses	(21,236)	955	13,363
Income (loss) before income taxes and equity in net income of subsidiaries	21,236	(955)	(13,363)
Provision for income taxes	—	—	—
Net income (loss) before equity in net income of subsidiaries	21,236	(955)	(13,363)
Equity in net (loss) income of subsidiaries	(1,401,738)	55,449	(162,443)
Net (loss) income attributable to subsidiaries	(1,380,502)	54,494	(175,806)
Other comprehensive (loss) income, net of tax equity in comprehensive (loss) income of subsidiaries	(14,370)	(5,152)	8,827
Total comprehensive (loss) income	$(1,394,872)	$49,342	$(166,979)

See Notes to Condensed Registrant Only Financial Statements

ADVANTAGE SOLUTIONS INC.

CONDENSED REGISTRANT ONLY FINANCIAL INFORMATION

NOTES TO THE CONDENSED REGISTRANT ONLY FINANCIAL STATEMENTS

1. Basis of Presentation

In the registrant company only financial statements, Advantage Solutions Inc.’s (the “Registrant”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries during the years ended December 31, 2022 and 2021. The accompanying condensed registrant company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X. A condensed statement of cash flows was not presented because Registrant’s operating activities have no cash impact and there were no investing or financing cash flow activities during the years ended December 31, 2022, 2021, and 2020. This information should be read in conjunction with the accompanying Consolidated Financial Statements.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation as of December 31, 2022, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at the reasonable assurance level.

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

In accordance with interpretive guidance issued by SEC staff, management has excluded from its assessment of internal control over financial reporting as of December 31, 2022 two acquisitions that were acquired through purchase business combinations during 2022. The acquired entities are wholly-owned subsidiaries whose total assets and total revenues excluded from our assessment of internal control over financial reporting collectively represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this items is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

The Company has adopted a code of business conduct and ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on our principal corporate website at www.advantagesolutions.net.

Item 11. Executive Compensation.

The information required by this items is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this items is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this items is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required by this items is incorporated herein by reference to our definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

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

(a)(3) Exhibits.

Exhibit No.			Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of September 7, 2020, by and among Conyers Park II Acquisition Corp., CP II Merger Sub, Inc., Advantage Solutions Inc., and Karman Topco L.P.	8-K	001-38990	2.1	September 8, 2020

3.1	Third Amended and Restated Certificate of Incorporation of Advantage Solutions Inc.	8-K	001-38990	3.1	May 28, 2021

3.2	Third Amended and Restated Bylaws of Advantage Solutions Inc.	8-K	001-38990	3.1	April 13, 2021

4.1	Specimen Common Stock Certificate	8-K	001-38990	4.1	November 3, 2020

4.2	Warrant Agreement, dated July 22, 2019, between Conyers Park II Acquisition Corp. and Continental Stock Transfer & Trust Company	8-K	001-38990	4.1	July 22, 2019

4.3	Specimen Warrant Certificate (included in Exhibit 4.2)	8-K	001-38990	4.1	July 22, 2019

4.4	Indenture, dated as of October 28, 2020, among Advantage Solutions FinCo LLC, Advantage Sales & Marketing Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent	8-K	001-38990	4.4	November 3, 2020

4.5	Form of 6.50% Senior Secured Notes due 2028 (included in Exhibit 4.4)	8-K	001-38990	4.4	November 3, 2020

10.1	Amended and Restated Stockholders Agreement, dated as of October 27, 2020, by and among Conyers Park II Acquisition Corp., Karman Topco L.P., CVC ASM Holdco, L.P., the entities identified on the signature pages thereto under the heading “LGP Stockholders”, BC Eagle Holdings, L.P., and Conyers Park II Sponsor LLC	8-K	001-38990	10.2	November 3, 2020

10.2

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

		8-K	001-38990	10.3	November 3, 2020

10.3	Form of Investor Subscription Agreement	8-K	001-38990	10.4	September 8, 2020

10.4	Form of Sponsor Subscription Agreement	8-K	001-38990	10.5	September 8, 2020

10.5#	Advantage Solutions Inc. 2020 Incentive Plan	8-K	001-38990	10.6#	November 3, 2020

10.5(a)#	Form of Stock Option Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan	10-K	001-38990	10.6(a)#	March 16, 2021

10.5(b)#	Form of Restricted Stock Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan	10-K	001-38990	10.6(b)#	March 16, 2021

10.5(c)#	Form of Performance Restricted Stock Unit Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Award Plan	10-K	001-38990	10.6(c)#	March 16, 2021

10.5(d)#	Advantage Solutions Inc. Non-Employee Director Compensation Policy	8-K	001-38990	99.3	January 6, 2021

10.5(e)#	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Advantage Solutions Inc. 2020 Incentive Award Plan	8-K	001-38990	99.4	January 6, 2021

10.6#	Advantage Solutions Inc. 2020 Employee Stock Purchase Plan	8-K	001-38990	10.7#	November 3, 2020

10.7#	Amended and Restated Employment Agreement dated as of March 1, 2022, by and between Advantage Solutions Inc. and Tanya Domier	8-K	001-38990	10.2#	March 1, 2022
10.8#	Third Amended and Restated Employment Agreement, dated September 30, 2022, by and between Brian Stevens and Advantage Sales & Marketing LLC	8-K	001-38990	10.1#	October 4, 2022

10.9#	Amended and Restated Employment Agreement, dated March 1, 2022, by and between Advantage Solutions Inc. and Jill Griffin	8-K	001-38990	10.1#	March 1, 2022
10.10#	Separation Agreement and General Release executed January 16, 2023, by and between Advantage Solutions Inc. and Jill Griffin	8-K	001-38990	10.1#	January 18, 2023
10.11#	Employment Agreement dated January 16, 2023, by and between Advantage Solutions Inc. and David Peacock	8-K	001-38990	10.2#	January 18, 2023

10.12#	Form of Indemnification Agreement	8-K	001-38990	10.11#	November 3, 2020

10.13	Eighth Amended and Restated Agreement of Limited Partnership for Karman Topco L.P., dated as of September 7, 2020	8-K	001-38990	10.14	November 3, 2020

10.14	ABL Revolving Credit Agreement, dated October 28, 2020, by and among Advantage Sales & Marketing Inc., as Borrower, Karman Intermediate Corp., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lender parties thereto.	8-K	001-38990	10.15	November 3, 2020

10.15	First Lien Credit Agreement, dated October 28, 2020, by and among Advantage Sales & Marketing Inc., as Borrower, Karman Intermediate Corp., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lender parties thereto.	8-K	001-38990	10.16	November 3, 2020

10.16	Amendment No. 1 to First Lien Credit Agreement, dated as of October 28, 2021, by and among the Borrower, Holdings, the other guarantors parties thereto, each lender party thereto, and Bank of America, as administrative agent.	8-K	001-38990	10.1	October 29, 2021

10.17	First Amendment to ABL Revolving Credit Agreement, dated as of October 28, 2021, by and among the Borrower, Holdings, the lenders party thereto and Bank of America, as administrative agent.	8-K	001-38990	10.2	October 29, 2021

10.18	Second Amendment to ABL Revolving Credit Agreement, dated as of December 2, 2022, by and among the Borrower, Holdings, the lenders party thereto and Bank of America, as administrative agent.	8-K	001-38990	10.1	December 6, 2022
10.19*	First Amendment to Eighth Amended and Restated Limited Partnership Agreement of Karman Topco L.P.
14.1*	Code of Ethics

21.1*	List of Subsidiaries

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ADVANTAGE SOLUTIONS INC.

By:	/s/ David Peacock
David Peacock
Chief Executive Officer and Director
Date:	March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David Peacock David Peacock	Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2023

/s/ Brian Stevens Brian Stevens	Chief Financial Officer (Principal Financial Officer) and Chief Operating Officer	March 1, 2023

/s/ Dean Kaye Dean Kaye	Chief Financial Officer – North America (Principal Accounting Officer)	March 1, 2023

/s/ Chris Baldwin	Director	March 1, 2023
Chris Baldwin

/s/ Cameron Breitner	Director	March 1, 2023
Cameron Breitner

/s/ Tanya Domier	Executive Chair and Director	March 1, 2023
Tanya Domier

/s/ Virginie Costa	Director	March 1, 2023
Virginie Costa

/s/ Timothy J. Flynn	Director	March 1, 2023
Timothy J. Flynn

/s/ Tiffany Han	Director	March 1, 2023
Tiffany Han

/s/ James M. Kilts	Director	March 1, 2023
James M. Kilts

/s/ Robin Manherz	Director	March 1, 2023
Robin Manherz

/s/ Adam Nebesar	Director	March 1, 2023
Adam Nebesar

SIGNATURE	TITLE	DATE

/s/ Deborah Poole	Director	March 1, 2023
Deborah Poole

/s/ Brian K. Ratzan	Director	March 1, 2023
Brian K. Ratzan

/s/ Jonathan D. Sokoloff	Director	March 1, 2023
Jonathan D. Sokoloff

/s/ David J. West	Director	March 1, 2023
David J. West