Form 10-Q
period 2023-03-31
Advantage Solutions Inc.
filed 2023-05-10
CIK 1776661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 9, 2023, the registrant had 324,155,996 shares of Class A common stock outstanding.

Advantage Solutions Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(in thousands, except share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$149,088	$120,715
Restricted cash	19,675	17,817
Accounts receivable, net of allowance for expected credit losses of $26,322 and $22,752, respectively	791,767	869,000
Prepaid expenses and other current assets	133,254	149,476
Total current assets	1,093,784	1,157,008
Property and equipment, net	71,445	70,898
Goodwill	889,626	887,949
Other intangible assets, net	1,840,100	1,897,503
Investments in unconsolidated affiliates	130,517	129,491
Other assets	112,652	119,522
Total assets	$4,138,124	$4,262,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$15,092	$13,991
Accounts payable	206,926	261,464
Accrued compensation and benefits	100,035	154,744
Other accrued expenses	160,739	133,173
Deferred revenues	48,215	37,329
Total current liabilities	531,007	600,701
Long-term debt, net of current portion	2,018,807	2,022,819
Deferred income tax liabilities	281,666	297,874
Other long-term liabilities	112,730	111,507
Total liabilities	2,944,210	3,032,901
Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	3,891	3,746

Equity attributable to stockholders of Advantage Solutions Inc.
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 323,555,298 and 319,690,300 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	32	32
Additional paid in capital	3,417,561	3,408,836
Accumulated deficit	(2,294,696)	(2,247,109)
Loans to Karman Topco L.P.	(6,369)	(6,363)
Accumulated other comprehensive loss	(17,325)	(18,849)
Treasury stock, at cost; 1,610,014 shares as of March 31, 2023 and December 31, 2022, respectively	(12,567)	(12,567)
Total equity attributable to stockholders of Advantage Solutions Inc.	1,086,636	1,123,980
Nonredeemable noncontrolling interest	103,387	101,744
Total stockholders’ equity	1,190,023	1,225,724
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$4,138,124	$4,262,371

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Revenues	$1,011,983	$914,808
Cost of revenues (exclusive of depreciation and amortization shown separately below)	888,040	785,943
Selling, general, and administrative expenses	75,095	48,073
Depreciation and amortization	57,104	57,768
Total operating expenses	1,020,239	891,784
Operating (loss) income	(8,256)	23,024
Other expenses (income):
Change in fair value of warrant liability	(73)	(15,442)
Interest expense, net	47,191	11,883
Total other expenses (income)	47,118	(3,559)
(Loss) income before income taxes	(55,374)	26,583
(Benefit from) provision for income taxes	(7,696)	9,049
Net (loss) income	(47,678)	17,534
Less: net loss attributable to noncontrolling interest	(91)	(1,431)
Net (loss) income attributable to stockholders of Advantage Solutions Inc.	(47,587)	18,965
Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,524	1,389
Total comprehensive (loss) income attributable to stockholders of Advantage Solutions Inc.	$(46,063)	$20,354
Net (loss) income per common share:
Basic	$(0.15)	$0.06
Diluted	$(0.15)	$0.06
Weighted-average number of common shares:
Basic	321,135,117	317,784,656
Diluted	321,135,117	318,721,082

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at January 1, 2023	319,690,300	$32	1,610,014	$(12,567)	$3,408,836	$(2,247,109)	$(6,363)	$(18,849)	$1,123,980	$101,744	$1,225,724
Comprehensive income (loss)
Net loss	—	—	—	—	—	(47,587)	—	—	(47,587)	(170)	(47,757)
Foreign currency translation adjustments	—	—	—	—	—	—	—	1,524	1,524	1,813	3,337
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(46,063)	1,643	(44,420)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(2,269)	—	—	—	(2,269)	—	(2,269)
Shares issued under 2020 Employee Stock Purchase Plan	674,976	—	—	—	1,193	—	—	—	1,193	—	1,193
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(1,277)	—	—	—	(1,277)	—	(1,277)
Shares issued under 2020 Incentive Award Plan	3,190,022	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	11,078	—	—	—	11,078	—	11,078
Balance at March 31, 2023	323,555,298	$32	1,610,014	$(12,567)	$3,417,561	$(2,294,696)	$(6,369)	$(17,325)	$1,086,636	$103,387	$1,190,023

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at January 1, 2022	316,963,552	$32	1,610,014	$(12,567)	$3,373,278	$(866,607)	$(6,340)	$(4,479)	$2,483,317	$97,084	$2,580,401
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	18,965	—	—	18,965	(1,441)	17,524
Foreign currency translation adjustments	—	—	—	—	—	—	—	1,389	1,389	(2,611)	(1,222)
Total comprehensive income (loss)					—	—	—	—	20,354	(4,052)	16,302
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(5)	—	(5)		(5)
Equity-based compensation of Topco	—	—	—	—	(2,795)	—	—	—	(2,795)	—	(2,795)
Shares issued under 2020 Employee Stock Purchase Plan	242,427	—	—	—	1,653	—	—	—	1,653	—	1,653
Shares issued under 2020 Incentive Award Plan	1,187,850	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,214	—	—	—	7,214	—	7,214
Balance at March 31, 2022	318,393,829	$32	$1,610,014	$(12,567)	$3,379,350	$(847,642)	$(6,345)	$(3,090)	$2,509,738	$93,032	$2,602,770

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	March 31,
(in thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(47,678)	$17,534
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Noncash interest expense (income)	1,911	(20,966)
Amortization of deferred financing fees	2,109	2,262
Depreciation and amortization	57,104	57,768
Change in fair value of warrant liability	(73)	(15,442)
Fair value adjustments related to contingent consideration	4,292	2,134
Deferred income taxes	(16,442)	7,235
Equity-based compensation of Karman Topco L.P.	(2,269)	(2,795)
Stock-based compensation	11,210	7,771
Equity in earnings of unconsolidated affiliates	(1,630)	(4,181)
Distribution received from unconsolidated affiliates	588	—
Loss on sale of businesses and classification of assets held for sale	11,744	—
Loss on disposal of assets	4,752	2,850
Changes in operating assets and liabilities, net of effects from purchases of businesses:
Accounts receivable, net	72,914	18,931
Prepaid expenses and other assets	15,313	(69,356)
Accounts payable	(53,503)	(56,898)
Accrued compensation and benefits	(54,824)	1,808
Deferred revenues	10,609	2,446
Other accrued expenses and other liabilities	26,959	24,944
Net cash provided by (used in) operating activities	43,086	(23,955)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired	—	(1,800)
Purchase of property and equipment	(7,278)	(10,439)
Net cash used in investing activities	(7,278)	(12,239)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	56,843	9,337
Payments on lines of credit	(56,033)	(8,967)
Principal payments on long-term debt	(3,398)	(3,325)
Repurchases from the Term Loan Facility	(1,725)	—
Proceeds from issuance of common stock	1,193	1,653
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	(1,277)	—
Contingent consideration payments	(1,101)	—
Holdback payments	(1,380)	(715)
Net cash used in financing activities	(6,878)	(2,017)
Net effect of foreign currency changes on cash	1,301	(1,485)
Net change in cash, cash equivalents and restricted cash	30,231	(39,696)
Cash, cash equivalents and restricted cash, beginning of period	138,532	180,637
Cash, cash equivalents and restricted cash, end of period	$168,763	$140,941
SUPPLEMENTAL CASH FLOW INFORMATION
Purchase of property and equipment recorded in accounts payable and accrued expenses	$2,105	$1,403

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements do not include all of the information required by accounting principles generally accepted in the United States (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2022 was derived from the audited Consolidated Balance Sheet at that date and does not include all the disclosures required by GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair statement of the results as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been reflected in the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022 and the related footnotes thereto. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

Certain prior period balances have been reclassified to conform to the current Consolidated Statements of Cash Flows. These reclassifications had no impact on previously reported Consolidated Balance Sheets, Consolidated Statements of Operations Comprehensive (Loss) Income, and Consolidated Statements of Stockholders’ Equity.

Revenue Recognition

The Company recognizes revenue when control of promised goods or services are transferred to the client in an amount that reflects the consideration that the Company expects to be entitled to in exchange for such goods or services. Substantially all of the Company’s contracts with clients involve the transfer of a service to the client, which represents a performance obligation that is satisfied over time because the client simultaneously receives and consumes the benefits of the services provided. In most cases, the contracts provide for a performance obligation that is comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). For these contracts, the Company allocates the ratable portion of the consideration based on the services provided in each period of service to such period.

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

Disaggregated revenues were as follows:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Sales brand-centric services	$334,669	$329,356
Sales retail-centric services	278,675	262,613
Total sales revenues	613,344	591,969
Marketing brand-centric services	123,432	113,574
Marketing retail-centric services	275,207	209,265
Total marketing revenues	398,639	322,839
Total revenues	$1,011,983	$914,808

Contract liabilities represent deferred revenues which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation and are included in Deferred revenues in the Condensed Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the three months ended March 31, 2023 that were included in Deferred revenues as of December 31, 2022 were $12.8 million. Revenues recognized during the three months ended March 31, 2022 that were included in Deferred revenues as of December 31, 2021 were $21.6 million.

2. Held for Sale

In April 2023, the Company entered into an agreement and sold a portion of its sales reporting unit resulting in classification of certain assets and liabilities as held for sale as of March 31, 2023. The total assets and liabilities of the sales reporting unit disposal group that have met the classification of held for sale in the Company’s Condensed Consolidated Balance Sheet are as follows:

(in thousands)	March 31, 2023
Assets
Accounts receivable	$442
Inventory and other assets	13,590
Property and equipment	651
Intangible assets	5,504
Total assets held for sale	$20,187

Liabilities
Accounts payable	$3,130
Other long-term liabilities	1,648
Total liabilities held for sale	$4,778

Assets and liabilities to be disposed of by the sale are classified as held for sale if the carrying amount is principally expected to be recovered through a sale rather than through continuing use. The classification occurs when the disposal group is available for immediate sale and the sale is probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell, and long-lived assets included within the disposal group are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. The Company determined that the disposal groups classified as held for sale do not meet the criteria for classification as discontinued operations. During the three months ended March 31, 2023, the Company recorded a loss of $11.7 million to remeasure the disposal group to fair value plus costs to sell as a component of “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

3. Intangible Assets

The following tables set forth information for intangible assets:

		March 31, 2023
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,476,840	$1,380,943	$—	$1,095,897
Trade names	10 years	97,159	50,685	—	46,474
Developed technology	6 years	7,500	4,771	—	2,729
Total finite-lived intangible assets		2,581,499	1,436,399	—	1,145,100
Indefinite-lived intangible assets:
Trade names		1,480,000	—	785,000	695,000
Total other intangible assets		$4,061,499	$1,436,399	$785,000	$1,840,100

		December 31, 2022
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,488,802	$1,338,381	$—	$1,150,421
Trade names	10 years	97,009	47,986	—	49,023
Developed technology	6 years	7,500	4,441	—	3,059
Total finite-lived intangible assets		2,593,311	1,390,808	—	1,202,503
Indefinite-lived intangible assets:
Trade names		1,480,000	—	785,000	695,000
Total other intangible assets		$4,073,311	$1,390,808	$785,000	$1,897,503

Amortization of intangible assets was $49.7 million and $50.3 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, estimated future amortization expense of the Company’s existing intangible assets are as follows:

(in thousands)
Remainder of 2023	$147,721
2024	195,755
2025	189,696
2026	185,697
2027	181,092
Thereafter	245,139
Total amortization expense	$1,145,100

4. Debt

	March 31,	December 31,
(in thousands)	2023	2022
Term Loan Facility	$1,293,188	$1,298,500
Notes	775,000	775,000
Government loans for COVID-19 relief	4,338	4,480
Other	1,635	1,207
Total long-term debt	2,074,161	2,079,187
Less: current portion	15,092	13,991
Less: debt issuance costs	40,262	42,377
Long-term debt, net of current portion	$2,018,807	$2,022,819

As of March 31, 2022, the Company had $1.3 billion of debt outstanding under the Term Loan Facility (as defined in the Annual Report on Form 10-K filed March 1, 2023 for the year ended December 31, 2022 (the “2022 Annual Report”)) and $775.0 million of debt outstanding under the Notes (as defined in the 2022 Annual Report) with maturity dates of October 28, 2027 and November 15, 2028, respectively. The Company was in compliance with all of its affirmative and negative covenants under the Term Loan Facility and Notes as of March 31, 2023. In addition, the Company is required to repay the principal under the Term Loan Facility in the greater amount of its excess cash flow, as such term is defined in the agreement governing the Term Loan Facility, or $13.3 million, per annum, in quarterly payments. The Company made the minimum quarterly principal payments of $3.3 million in each of the three months ended March 31, 2023 and 2022. Additionally, the Company voluntarily repurchased an aggregate $2.0 million principal amount of its Term Loan Facility during the three months ended March 31, 2023. No payments under the excess cash flow calculation were required in such periods.

As of March 31, 2023, the Company had no borrowings under the Revolving Credit Facility (as defined in the 2022 Annual Report). All borrowings under the Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the credit agreement bear interest at a floating rate, which at the option may be either (i) a base rate or Canadian Prime Rate plus an applicable margin of 0.75%, 1.00%, or 1.25% per annum or (ii) Term SOFR or Alternative Currency Spread plus an applicable margin of 1.75%, 2.00% or 2.25% per annum. The Company is required to pay a commitment fee ranging from 0.250% to 0.375% per annum in respect of the average daily unused commitments under the Revolving Credit Facility.

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

	March 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$39,564	$—	$39,564	$—
Total assets measured at fair value	$39,564	$—	$39,564	$—
Liabilities measured at fair value
Warrant liability	$880	$—	$880	$—
Contingent consideration liabilities	23,054	—	—	23,054
Total liabilities measured at fair value	$23,934	$—	$880	$23,054

	December 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$47,493	$—	$47,493	$—
Total assets measured at fair value	$47,493	$—	$47,493	$—
Liabilities measured at fair value
Warrant liability	$953	$—	$953	$—
Contingent consideration liabilities	20,334	—	—	20,334
Total liabilities measured at fair value	$21,287	$—	$953	$20,334

Interest Rate Cap Agreements

The Company had interest rate cap contracts with an aggregate notional value of principal of $650.0 million as of March 31, 2023 and December 31, 2022, respectively, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities.

The fair value of the Company’s outstanding interest rate caps of $39.6 million and $47.5 million were included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

During the three months ended March 31, 2023 and 2022, the Company recorded a gain of $1.9 million and a gain of $21.0 million, respectively, within Interest expense, net, related to changes in the fair value of its derivative instruments.

Contingent Consideration Liabilities

During each reporting period, the Company measures the fair value of its contingent liabilities by evaluating the significant unobservable inputs and probability weightings using Monte Carlo simulations. Any resulting decreases or increases in the fair value result in a corresponding gain or loss reported in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

As of March 31, 2023, the maximum potential payment outcomes were $109.5 million. The following table summarizes the changes in the carrying value of estimated contingent consideration liabilities:

	March 31,
(in thousands)	2023	2022
Beginning of the period	$20,334	$58,366
Fair value of acquisitions	—	510
Changes in fair value	4,292	2,134
Payments	(1,572)	—
Foreign exchange translation effects	—	(106)
End of the period	$23,054	$60,904

Long-term Debt

The following table sets forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at March 31, 2023
Term Loan Facility	$1,293,188	$1,376,411
Notes	775,000	765,564
Government loans for COVID-19 relief	4,338	4,495
Other	1,635	1,635
Total long-term debt	$2,074,161	$2,148,105

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2022
Term Loan Facility	$1,298,500	$1,372,125
Notes	775,000	736,517
Government loans for COVID-19 relief	4,480	4,723
Other	1,207	1,207
Total long-term debt	$2,079,187	$2,114,572

6. Related Party Transactions

Beginning February 2023, an officer of the Company has served as a member of the board of directors of a client of the Company. The Company recognized $0.8 million of revenues from such client during the three months ended March 31, 2023. Accounts receivable from this client were $0.6 million as of March 31, 2023.

Investment in Unconsolidated Affiliates

During the three months ended March 31, 2023 and 2022, the Company recognized revenues of $3.7 million and $3.8 million, respectively, from a parent company of an unconsolidated affiliate. Accounts receivable from this client were $1.9 million and $1.7 million as of March 31, 2023 and December 31, 2022, respectively.

7. Income Taxes

The Company’s effective tax rates were 13.9% and 34.0% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate is based upon the estimated income or loss before taxes for the year, by jurisdiction, and adjusted for estimated permanent tax adjustments. The fluctuation in the Company’s effective tax rate was primarily due to a difference in projected book income or loss of each jurisdiction used in the annual effective tax rate and the application of the shortfall of $2.6 million of stock-based compensation for the three months ended March 31, 2023.

8. Segments

The Company’s operations are organized into two reportable segments: sales and marketing. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker (i.e., the Company’s Chief Executive Officer) in deciding how to allocate resources and in assessing performance. Through the Company’s sales segment, the Company serves as a strategic intermediary between consumer goods manufacturers and retailer partners and performs critical merchandizing services on behalf of both consumer goods manufacturers and retailer partners. Through the Company’s marketing segment, the Company develops and executes marketing programs for consumer goods manufacturers and retailers. These reportable segments are organized by the types of services provided, similar economic characteristics, and how the Company manages its business. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein. The Company and its chief operating decision maker evaluate performance based on revenues and operating (loss) income.

(in thousands)	Sales	Marketing	Total
Three Months Ended March 31, 2023
Revenues	$613,344	$398,639	$1,011,983
Depreciation and amortization	$39,814	$17,290	$57,104
Operating loss	$(4,146)	$(4,110)	$(8,256)
Three Months Ended March 31, 2022
Revenues	$591,969	$322,839	$914,808
Depreciation and amortization	$40,969	$16,799	$57,768
Operating income	$18,973	$4,051	$23,024

9. Commitments and Contingencies

Litigation

The Company is involved in various legal matters that arise in the ordinary course of its business. Some of these legal matters purport or may be determined to be class and/or representative actions, or seek substantial damages, or penalties. The Company has accrued amounts in connection with certain legal matters, including with respect to certain of the matters described below. There can be no assurance, however, that these accruals will be sufficient to cover such matters or other legal matters or that such matters or other legal matters will not materially or adversely affect the Company’s financial position, liquidity, or results of operations. In April 2018, the Company acquired the business of Take 5 Media Group (“Take 5”). As a result of an investigation into that business in 2019 that identified certain misconduct, the Company terminated all operations of the Take 5 in July 2019, including the use of its associated trade names and the offering of its services to its clients and offered refunds to clients of collected revenues attributable to the period after the Company’s acquisition. The Company refers to the foregoing as the Take 5 Matter. The Company voluntarily disclosed to the United States Attorney’s Office and the Federal Bureau of Investigation certain misconduct occurring at Take 5. The Company intends to cooperate in this and any other governmental investigations that may arise in connection with the Take 5 Matter. In August 2019, the Company requested monetary indemnification from the sellers of Take 5 (including interest, fees and costs) based on allegations of breach of the asset purchase agreement, as well as fraud. In October 2022, an arbitrator made a final award in favor of the Company. The Company is currently unable to estimate if or when it will be able to collect any amounts associated with this arbitration. The Take 5 Matter may result in additional litigation against the Company, including lawsuits from clients, or governmental investigations, which may expose the Company to potential liability in excess of the amounts offered by the Company as refunds to Take 5 clients. The Company is currently unable to determine the amount of any potential liability, costs or expenses (above the amounts previously offered as refunds) that may result from any lawsuits or investigations associated with the Take 5 Matter or determine whether any such issues will have any future material adverse effect on the Company’s financial position, liquidity, or results of operations.

10. Stock-Based Compensation

The Company has issued nonqualified stock options, restricted stock units, and performance restricted stock units under the Advantage Solutions Inc. 2020 Incentive Award Plan (the “Plan”). The Company’s restricted stock units and performance restricted stock units, as described below, are expensed and reported as non-vested shares. The Company recognized stock-based compensation expense and equity-based compensation expense associated with the Common Series C Units of Karman Topco L.P. of $9.1 million and $7.8 million during the three months ended March 31, 2023 and 2022, respectively. The related deferred tax benefit for stock-based compensation recognized was $2.0 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively.

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

During the first quarter of 2023, the Compensation Committee determined that the achievement of the performance objective applicable to the PSU EBITDA 2022 objective did not meet the minimum threshold and the achievement of the performance objective applicable to the PSU Revenues 2022 objective was 83.2% of Target Goals. The performance period for those awards ended on December 31, 2022 but remain subject to service-based vesting conditions.

The fair value of PSU grants was equal to the closing price of the Company's stock on the date of the applicable grant. The maximum potential expense if the Maximum Goals were met for these awards has been provided in the table below. Recognition of expense associated with performance-based stock is not permitted until achievement of the performance targets are probable of occurring.

(in thousands, except share and per share data) Performance Period	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Fair Value per Share	Maximum Remaining Unrecognized Compensation Expense	Weighted-average remaining requisite service periods

January 1, 2023—December 31, 2023	2,395,790	4,791,580	7,187,370	$1.95	$9,066,465	3.0 years
January 1, 2022—December 31, 2022	1,079,545	1,079,545	1,079,545	$5.28	$2,130,720	2.1 years
January 1, 2021—December 31, 2021	479,923	479,923	645,219	$11.29	$1,310,622	0.9 years

The following table summarizes the PSU activity for the three months ended March 31, 2023:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	6,373,064	$7.05
Granted	4,791,580	$1.95
Distributed	(807,359)	$10.87
Forfeited	(671,516)	$6.93
PSU performance adjustment	(3,169,425)	$5.40
Outstanding at March 31, 2023	6,516,344	$3.43

Restricted Stock Units

Restricted stock units (“RSUs”) are subject to the recipient’s continued service to the Company. The RSUs are generally scheduled to vest over three years and are subject to the provisions of the agreement under the Plan.

During the three months ended March 31, 2023, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	9,576,760	$5.91
Granted	13,489,512	$2.01
Distributed	(3,048,062)	$5.77
Forfeited	(461,894)	$5.66
Outstanding at March 31, 2023	19,556,316	$3.25

As of March 31, 2023, the total remaining unrecognized compensation cost related to RSUs amounted to $41.8 million, which is expected to be amortized over the weighted-average remaining requisite service periods of 2.5 years.

Stock Options

During the three months ended March 31, 2023, the following activities involving stock options occurred under the Plan:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2023	2,115,664	$3.92
Granted	8,000,000	$6.44
Forfeited	(677,079)	$5.99
Outstanding at March 31, 2023	9,438,585	$5.91

The fair value of the employee stock options granted was estimated using the following weighted average assumptions for the three months ended:

	March 31,
	2023	2022
Share price	$2.65	$5.99
Exercise price	$6.44	$5.99
Dividend yield	0.0%	0.0%
Expected volatility	40.0%	30.0%
Risk-free interest rate	3.4%	2.0%
Expected term	7.0 years	6.5 years

As of March 31, 2023, the Company had approximately $7.2 million of total unrecognized compensation expense related to stock options, net of related forfeiture estimates, which the Company expects to recognize over a weighted-average period of approximately 4.6 years. The intrinsic value of all outstanding options as of March 31, 2023 was zero based on the market price of the Company's common stock of $1.58 per share.

11. Earnings Per Share

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

The following is a reconciliation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
(in thousands, except share and earnings per share data)	2023	2022
Basic earnings per share computation:
Numerator:
Net (loss) income attributable to stockholders of Advantage Solutions Inc.	$(47,587)	$18,965
Denominator:
Weighted average common shares - basic	321,135,117	317,784,656
Basic (loss) earnings per common share	$(0.15)	$0.06
Diluted earnings per share computation:
Numerator:
Net (loss) income attributable to stockholders of Advantage Solutions Inc.	$(47,587)	$18,965
Denominator:
Weighted average common shares outstanding	321,135,117	317,784,656
Performance Stock Units	—	120,144
Restricted Stock Units	—	668,291
Employee stock purchase plan and stock options	—	147,991
Weighted average common shares - diluted	321,135,117	318,721,082
Diluted (loss) earnings per common share	$(0.15)	$0.06

The Company had 18,578,321 warrants to purchase Class A common stock at $11.50 per share outstanding at March 31, 2023 and 2022, respectively, which have been excluded in the calculation of diluted earnings per common share, as the weighted average market price of the common stock during the three months ended March 31, 2023 and 2022 did not exceed the exercise price of the warrants.

In accordance with the treasury method the weighted average shares outstanding assuming dilution include the incremental effect of stock-based awards, except when such effect would be antidilutive. Stock-based awards of 2.2 million weighted-average shares were outstanding for the three months ended March 31, 2023, but were not included in the computation of diluted loss per common share, because the net loss position of the Company made them antidilutive. In addition, PSUs related to 4.8 million and 4.4 million shares assuming achievement of the Target Goals were outstanding for the three months ended March 31, 2023 and 2022, respectively, but were not included in the computation of diluted (loss) earnings per common share, as the performance targets were not yet met.

12. Subsequent Events

In April 2023, the Company entered into two interest rate collar transactions in an aggregate notional amount of $300.0 million. Both collars have maturity dates of April 5, 2026.

In April 2023, a majority owned subsidiary of the Company operating in Japan entered into a loan agreement for an aggregate of approximately $1.5 million with a bank lender pursuant to a local government loan program. The purpose of the loan is to use the borrowed funds for working capital and to fund the anticipated recovery of business operations from the COVID-19 pandemic. Half of the loan bears an interest rate of 1.70% per annum until the maturity date of April 30, 2043. The remainder of the loan bears 0.80% per annum until April 18, 2026, at which time the loan will bear an interest rate of 1.70% until the maturity date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain such terms. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in “Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2023. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Through our sales segment, which generated approximately 60.6% and 64.7% of our total revenues in the three months ended March 31, 2023 and 2022, respectively, we offer headquarter sales representation services to consumer goods manufacturers, for whom we prepare and present to retailers a business case to increase distribution of manufacturers’ products and optimize how they are displayed, priced and promoted. We also make in-store merchandising visits for both manufacturer and retailer clients to ensure the products are adequately stocked and properly displayed.

Through our marketing segment, which generated approximately 39.4% and 35.3% of our total revenues in the three months ended March 31, 2023 and 2022, respectively, we help brands and retailers reach consumers through two main categories within the marketing segment. The first and largest category is our retail experiential business, also known as in-store sampling or demonstrations, where we manage highly customized large-scale sampling programs (both in-store and online) for leading retailers. The second category is our collection of specialized agency services, in which we provide private label services to retailers and develop granular marketing programs for brands and retailers through our shopper, consumer and digital marketing agencies.

Impacts of the COVID-19 Pandemic

Our services experienced the effects from reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by services and geography, the spending reductions impacted all of our services and markets. Globally, the most impacted services were our in-store sampling and demonstration services which have continued to improve through the first quarter of 2023.

Summary

Our financial performance for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 includes:

•
Revenues increased by $97.2 million, or 10.6%, to $1,012.0 million;
•
Operating loss increased by $31.3 million, or 135.9%, to $8.3 million;
•
Net loss increased by $65.2 million, or 371.9% to $47.7 million;
•
Adjusted Net Income decreased by $35.3 million, or 72.0%, to $13.8 million; and
•
Adjusted EBITDA decreased by $4.7 million, or 4.8%, to $92.1 million.

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
•
Contingent Consideration. Many of our acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of financial performance thresholds by the operations attributable to the acquired businesses. The contingent consideration arrangements are based upon our valuations of the acquired businesses and are intended to share the investment risk with the sellers of such businesses if projected financial results are not achieved. The fair values of these contingent consideration arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent consideration payments as part of the initial purchase price. We review and assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from our initial estimates. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.
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

Given our acquisitions, we analyze our financial performance, in part, by measuring revenue growth in two ways—revenue growth attributable to organic activities and revenue growth attributable to acquisitions, which we refer to as organic revenues and acquired revenues, respectively.

We define organic revenues as any revenues that are not acquired revenues. Our organic revenues exclude the impacts of acquisitions and divestitures, when applicable, which improves comparability of our results from period to period.

In general, when we acquire a business, the acquisition includes a contingent consideration arrangement (e.g., an earn-out provision) and, accordingly, we separately track the relevant metrics associated with the earnout agreement of the acquired business. In such cases, we consider revenues generated by such a business during the 12 months following its acquisition to be acquired revenues. For example, if we completed an acquisition on July 1, 2022 for a business that included a contingent consideration arrangement, we would consider revenues from the acquired business from July 1, 2022 to June 30, 2023 to be acquired revenues. We generally consider growth attributable to the financial performance of an acquired business after the 12-month anniversary of the date of acquisition to be organic.

In limited cases, when the acquisition of an acquired business does not include a contingent consideration arrangement, or we otherwise do not separately track the financial performance of the acquired business due to operational integration, we consider the revenues that the business generated in the 12 months prior to its acquisition to be our acquired revenues for the 12 months following its acquisition, and any differences in revenues actually generated during the 12 months after its acquisition to be organic. For example, if we completed an acquisition on July 1, 2022 for a business that did not include a contingent consideration arrangement, we would consider the amount of revenues from the acquired business from July 1, 2021 to June 30, 2022 to be acquired revenues during the period from July 1, 2022 to June 30, 2023, with any differences from that amount actually generated during the latter period to be organic revenues.

All revenues generated by our acquired businesses are considered to be organic revenues after the 12-month anniversary of the date of acquisition.

When we divest a business, we consider the revenues that the divested business generated in the 12 months prior to its divestiture to be subtracted from acquired revenues for the 12 months following its divestiture. For example, if we completed a divestiture on July 1, 2022 for a business, we would consider the amount of revenues from the divested business from July 1, 2021 to June 30, 2022 to be subtracted from acquired revenues during the period from July 1, 2022 to June 30, 2023.

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

Depreciation Expense

Depreciation expense relates to the property and equipment that we own, which represented less than 1% of our total assets at March 31, 2023 and 2022, respectively.

Income Taxes

Income tax expense and our effective tax rates can be affected by many factors, including state apportionment factors, our acquisitions, tax incentives and credits available to us, changes in judgment regarding our ability to realize our deferred tax assets, changes in our worldwide mix of pre-tax losses or earnings, changes in existing tax laws and our assessment of uncertain tax positions.

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

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net loss before (i) impairment of goodwill and indefinite-lived assets, (ii) amortization of intangible assets, (iii) equity-based compensation of Karman Topco L.P., (iv) changes in fair value of warrant liability, (v) fair value adjustments of contingent consideration related to acquisitions, (vi) acquisition-related expenses, (vii) costs associated with COVID-19, net of benefits received, (viii) net income attributable to noncontrolling interest, (ix) reorganization and restructuring expenses, (x) litigation expenses, (xi) loss on disposal of assets, (xii) gain on repurchases from the

Term Loan Facility, (xiii) costs associated with the Take 5 Matter, (xvi) other adjustments that management believes are helpful in evaluating our operating performance, and (xv) related tax adjustments.

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

Adjusted EBITDA and Adjusted EBITDA by Segment

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means net (loss) income before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) equity-based compensation of Karman Topco L.P., (vii) changes in fair value of warrant liability, (viii) stock-based compensation expense, (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition-related expenses, (xi) loss on disposal of assets, (xii) costs associated with COVID-19, net of benefits received, (xiii) EBITDA for economic interests in investments, (xiv) reorganization and restructuring expenses, (xv) litigation expenses, (xvi) costs associated with the Take 5 Matter and (xvii) other adjustments that management believes are helpful in evaluating our operating performance.

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

Results of Operations for the Three Months Ended March 31, 2023 and 2022

The following table sets forth items derived from the Company’s consolidated statements of operations for the three months ended March 31, 2023 and 2022 in dollars and as a percentage of total revenues.

	Three Months Ended March 31,
(amounts in thousands)	2023		2022
Revenues	$1,011,983	100.0%	$914,808	100.0%
Cost of revenues	888,040	87.8%	785,943	85.9%
Selling, general, and administrative expenses	75,095	7.4%	48,073	5.3%
Depreciation and amortization	57,104	5.6%	57,768	6.3%
Total expenses	1,020,239	100.8%	891,784	97.5%
Operating (loss) income	(8,256)	(0.8)%	23,024	2.5%
Other (income) expenses:
Change in fair value of warrant liability	(73)	0.0%	(15,442)	(1.7)%
Interest expense, net	47,191	4.7%	11,883	1.3%
Total other expenses (income)	47,118	4.7%	(3,559)	(0.4)%
(Loss) income before income taxes	(55,374)	(5.5)%	26,583	2.9%
(Benefit from) provision for income taxes	(7,696)	(0.8)%	9,049	1.0%
Net (loss) income	$(47,678)	(4.7)%	$17,534	1.9%
Other Financial Data
Adjusted Net Income(1)	$13,773	1.4%	$49,115	5.4%
Adjusted EBITDA(1)	$92,070	9.1%	$96,739	10.6%

(1)
Adjusted Net Income and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA and reconciliations of Net income to Adjusted Net Income and Adjusted EBITDA, see “—Non-GAAP Financial Measures.”

Comparison of the Three Months Ended March 31, 2023 and 2022

Revenues

	Three Months Ended March 31,		Change
(amounts in thousands)	2023	2022	$	%
Sales	$613,344	$591,969	$21,375	3.6%
Marketing	398,639	322,839	75,800	23.5%
Total revenues	$1,011,983	$914,808	$97,175	10.6%

Total revenues increased by $97.2 million, or 10.6%, during the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

The sales segment revenues increased $21.4 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, of which $4.2 million were revenues from acquired businesses. Excluding revenues from acquired businesses and unfavorable foreign exchange rates of $8.4 million, the segment experienced an increase of $25.6 million in organic revenues primarily due to growth in our retail merchandising services and European joint venture.

The marketing segment revenues increased $75.8 million during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022, of which $7.9 million were revenues from acquired businesses. Excluding revenues from acquired businesses and unfavorable foreign exchange rates of $4.7 million, the segment experienced an increase of $72.6 million in organic revenues. The increase in revenues was primarily due to an increase in our in-store product demonstration and sampling services, partially offset by a decrease in certain of our digital services.

Cost of Revenues

Cost of revenues as a percentage of revenues for the three months ended March 31, 2023 was 87.8%, as compared to 85.9% for the three months ended March 31, 2022. The increase as a percentage of revenues was largely attributable to the change in the revenue mix of our services and the inflationary impact in recruiting and wages.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the three months ended March 31, 2023 was 7.4%, compared to 5.3% for the three months ended March 31, 2022, primarily due to $16.5 million of non-cash loss on disposal of assets and adjustments to assets held for sale and $10.5 million increase in reorganization charges, primarily related to the transition of certain of our executive officers.

Depreciation and Amortization Expense

Depreciation and amortization expense was $57.1 million for the three months ended March 31, 2023 compared to $57.8 million for the three months ended March 31, 2022, which stayed relatively consistent year over year.

Operating (Loss) Income

	Three Months Ended March 31,		Change
(amounts in thousands)	2023	2022	$	%
Sales	$(4,146)	$18,973	$(23,119)	(121.9)%
Marketing	(4,110)	4,051	(8,161)	(201.5)%
Total operating (loss) income	$(8,256)	$23,024	$(31,280)	(135.9)%

The increase in operating loss during the three months ended March 31, 2023 was due to one-time charges in selling, general and administrative expenses as described above.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability was $0.1 million of non-cash gain for the three months ended March 31, 2023 compared to $15.4 million of non-cash gain resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the three months ended March 31, 2022.

Interest Expense, net

Interest expense, net increased by $35.3 million, or 297.1%, to $47.2 million for the three months ended March 31, 2023, from $11.9 million for the three months ended March 31, 2022. The increase in interest expense was primarily due to the change in fair value in our derivative instruments in the prior year, which lowered the prior year expense, and higher interest rates in 2023.

(Benefit from) Provision for Income Taxes

Benefit from taxes was $7.7 million for the three months ended March 31, 2023 as compared to $9.0 million of provision for income taxes for the three months ended March 31, 2022. The fluctuation was primarily attributable to a pre-tax loss during the three months ended March 31, 2023 compared to a pre-tax income during the three months ended March 31, 2022.

Net (Loss) Income

Net loss was $47.7 million for the three months ended March 31, 2023, compared to net income of $17.5 million for the three months ended March 31, 2022. The decrease in net income was primarily driven by the increase in interest expense, decrease in operating income as described above, offset by the benefit from income taxes.

Adjusted Net Income

The decrease in Adjusted Net Income for the three months ended March 31, 2023 was attributable to the increase in interest expense, net and decrease in non-cash gain from the change in fair value of warrant liability as described above. For a reconciliation of Adjusted Net Income to Net income, see “ —Non-GAAP Financial Measures.”

Adjusted EBITDA and Adjusted EBITDA by Segment

	Three Months Ended March 31,		Change
(amounts in thousands)	2023	2022	$	%
Sales	$65,839	$68,233	$(2,394)	(3.5)%
Marketing	26,231	28,506	(2,275)	(8.0)%
Total Adjusted EBITDA	$92,070	$96,739	$(4,669)	(4.8)%

Adjusted EBITDA decreased by $4.7 million, or 4.8%, to $92.1 million for the three months ended March 31, 2023, from $96.7 million for the three months ended March 31, 2022. In the sales segment, the decrease was primarily attributable to the increase in cost of revenues as described above. In the marketing segment, the decrease was driven largely by continued headwinds in our higher-margin digital services, partially offset by the growth in revenues from the in-store sampling and demonstration services as described above. For a reconciliation of Adjusted EBITDA to Net income, see “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net (loss) income before (i) amortization of intangible assets, (ii) impairment of goodwill and indefinite-lived assets (iii) equity-based compensation of Karman Topco L.P., (iv) changes in fair value of warrant liability, (v) fair value adjustments of contingent consideration related to acquisitions, (vi) acquisition-related expenses, (vii) costs associated with COVID-19, net of benefits received, (viii) net income attributable to noncontrolling interest, (ix) reorganization and restructuring expenses, (x) litigation expenses, (xi) loss on disposal of assets, (xii) gain on repurchases from the Term Loan Facility, (xiii) costs associated with the Take 5 Matter, (xiv) other adjustments that management believes are helpful in evaluating our operating performance, and (xv) related tax adjustments.

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

A reconciliation of Adjusted Net Income to Net income is provided in the following table:

	Three Months Ended March 31,
	2023	2022
(in thousands)
Net (loss) income	$(47,678)	$17,534
Less: Net income attributable to noncontrolling interest	(91)	(1,431)
Add:
Equity-based compensation of Karman Topco L.P.(a)	(2,269)	(2,795)
Change in fair value of warrant liability	(73)	(15,442)
Fair value adjustments related to contingent consideration related to acquisitions(c)	4,292	2,134
Acquisition-related expenses(d)	2,432	6,803
Reorganization and restructuring expenses(e)	11,148	643
Loss on disposal of assets(g)	16,497	2,782
Amortization of intangible assets(h)	49,729	50,277
Costs associated with COVID-19, net of benefits received(i)	1,017	1,574
Gain on repurchases from the Term Loan Facility(m)	(275)	—
Costs associated with the Take 5 Matter(j)	80	1,087
Tax adjustments related to non-GAAP adjustments(k)	(21,218)	(16,913)
Adjusted Net Income	$13,773	$49,115

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means net (loss) income before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) amortization of intangible assets, (v) impairment of goodwill and indefinite-lived assets (vi) equity-based compensation of Karman Topco L.P., (vii) changes in fair value of warrant liability, (viii) stock based compensation expense, (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition-related expenses, (xi) loss on disposal of assets, (xii) costs associated with COVID-19, net of benefits received, (xiii) EBITDA for economic interests in investments, (xiv) reorganization and restructuring expenses, (xv) litigation expenses, (xvi) costs associated with the Take 5 Matter and (xvii) other adjustments that management believes are helpful in evaluating our operating performance.

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

A reconciliation of Adjusted EBITDA to Net income is provided in the following table:

Consolidated	Three Months Ended March 31,
	2023	2022
(in thousands)
Net (loss) income	$(47,678)	$17,534
Add:
Interest expense, net	47,191	11,883
(Benefit from) provision for income taxes	(7,696)	9,049
Depreciation and amortization	57,104	57,768
Equity-based compensation of Karman Topco L.P.(a)	(2,269)	(2,795)
Change in fair value of warrant liability	(73)	(15,442)
Stock-based compensation expense(b)	11,210	7,771
Fair value adjustments related to contingent consideration related to acquisitions(c)	4,292	2,134
Acquisition-related expenses(d)	2,432	6,803
Loss on disposal of assets(g)	16,497	2,782
EBITDA for economic interests in investments(l)	(1,185)	(4,052)
Reorganization and restructuring expenses(e)	11,148	643
Costs associated with COVID-19, net of benefits received(i)	1,017	1,574
Costs associated with the Take 5 Matter(j)	80	1,087
Adjusted EBITDA	$92,070	$96,739

Financial information by segment, including a reconciliation of Adjusted EBITDA by segment to operating income, the closest GAAP financial measure, is provided in the following table:

Sales Segment	Three Months Ended March 31,
	2023	2022
(in thousands)
Operating (loss) income	$(4,146)	$18,973
Add:
Depreciation and amortization	39,814	40,969
Equity-based compensation of Karman Topco L.P.(a)	(1,501)	(1,652)
Stock-based compensation expense(b)	6,690	4,758
Fair value adjustments related to contingent consideration related to acquisitions(c)	4,097	803
Acquisition-related expenses(d)	1,734	4,532
Loss on disposal of assets(g)	11,744	2,782
EBITDA for economic interests in investments(l)	(1,275)	(4,207)
Reorganization and restructuring expenses(e)	8,602	819
Costs associated with COVID-19, net of benefits received(i)	80	456
Sales Segment Adjusted EBITDA	$65,839	$68,233

Marketing Segment	Three Months Ended March 31,
	2023	2022
(in thousands)
Operating (loss) income	$(4,110)	$4,051
Add:
Depreciation and amortization	17,290	16,799
Equity-based compensation of Karman Topco L.P.(a)	(768)	(1,143)
Stock-based compensation expense(b)	4,520	3,013
Fair value adjustments related to contingent consideration related to acquisitions(c)	195	1,331
Acquisition-related expenses(d)	698	2,271
Loss on disposal of assets(g)	4,753	—
EBITDA for economic interests in investments(l)	90	155
Reorganization and restructuring expenses(e)	2,546	(176)
Costs associated with COVID-19, net of benefits received(i)	937	1,118
Costs associated with the Take 5 Matter(j)	80	1,087
Marketing Segment Adjusted EBITDA	$26,231	$28,506

(a)

Represents expenses related to (i) equity-based compensation expense associated with grants of Common Series D Units of Topco made to one of the equity holders of Topco and (ii) equity-based compensation expense associated with the Common Series C Units of Topco.

(b)	Represents non-cash compensation expense related to the 2020 Incentive Award Plan and the 2020 Employee Stock Purchase Plan.
(c)

Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions. See Note 5—Fair Value of Financial Instruments to our unaudited condensed financial statements for the three months ended March 31, 2023 and 2022.

(d)	Represents fees and costs associated with activities related to our acquisitions and reorganization activities, including professional fees, due diligence, and integration activities.
(e)	Represents fees and costs associated with various internal reorganization activities, including professional fees, lease exit costs, severance, and nonrecurring compensation costs.
(f)	Represents legal settlements, reserves, and expenses that are unusual or infrequent costs associated with our operating activities.
(g)	Represents losses on disposal of assets related to divestitures and losses on sale of businesses and classification of assets held for sale, less cost to sell.
(h)	Represents the amortization of intangible assets recorded in connection with the 2014 Topco Acquisition and our other acquisitions.
(i)

Represents (i) costs related to implementation of strategies for workplace safety in response to COVID-19, including additional sick pay for front-line associates and personal protective equipment; and (ii) benefits received from government grants for COVID-19 relief.

(j)	Represents costs associated with the Take 5 Matter, primarily, professional fees and other related costs.
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

(m)

Represents a gain associated with the repurchases from the Term Loan Facility during the three months ended March 31, 2023. For additional information, refer to Note 4—Debt to our unaudited condensed financial statements for the three months ended March 31, 2023 and 2022.

Liquidity and Capital Resources

Our principal sources of liquidity were cash flows from operations, borrowings under the Revolving Credit Facility, and other debt. Our principal uses of cash are operating expenses, working capital requirements, acquisitions, interest on debt and repayment of debt.

Cash Flows

A summary of our cash operating, investing and financing activities are shown in the following table:

	March 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$43,086	$(23,955)
Net cash used in investing activities	(7,278)	(12,239)
Net cash used in financing activities	(6,878)	(2,017)
Net effect of foreign currency fluctuations on cash	1,301	(1,485)
Net change in cash, cash equivalents and restricted cash	$30,231	$(39,696)

Net Cash Provided by Operating Activities

Net cash used in operating activities during the three months ended March 31, 2023 consisted of net loss of $47.7 million adjusted for certain non-cash items, including depreciation and amortization of $57.1 million and effects of changes in working capital. Net cash used in operating activities during the three months ended March 31, 2022 consisted of net income of $17.5 million adjusted for certain non-cash items, including depreciation and amortization of $57.8 million and effects of changes in working capital. The increase in cash provided by operating activities during the three months ended March 31, 2023 relative to the same period in 2022 was primarily due to increased working capital requirements to stand up our services during the three months ended March 31, 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023 primarily consisted of the purchase of property and equipment of $7.3 million. Net cash used in investing activities during the three months ended March 31, 2022 primarily consisted of the purchase of businesses, net of cash acquired of $1.8 million and purchase of property and equipment of $10.4 million.

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

Cash flows used in financing activities during the three months ended March 31, 2023 were primarily related to payments of contingent consideration and holdback payments of $2.5 million, repayment of principal on our Term Loan Facility of $3.4 million, repurchases from the Term Loan Facility of $1.7 million, partially offset by $1.2 million related to proceeds from the issuance of Class A common stock. Cash flows used in financing activities during the three months ended March 31, 2022 were primarily related to borrowings of $9.3 million, and offset by repayment of $9.0 million, on our lines of credit, payment of principal on our Term Loan Facility of $3.3 million, partially offset by $1.7 million related to proceeds from the issuance of Class A common stock.

Description of Credit Facilities

Senior Secured Credit Facilities

Advantage Sales & Marketing Inc. (the “Borrower”), an indirect wholly-owned subsidiary of the Company, has (i) a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $500.0 million, subject to borrowing base capacity (as may be amended from time to time, the “Revolving Credit Facility”) and (ii) a secured first lien term loan credit facility in an aggregate principal amount of $1.293 billion (as may be amended from time to time, the “Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”).

Revolving Credit Facility

Our Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $500.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under our Revolving Credit Facility then in effect. Loans under the Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A., is administrative agent and ABL Collateral Agent. The Revolving Credit Facility is scheduled to mature in December 2027. We may use borrowings under the Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments. As of March 31, 2023, we had unused capacity under our Revolving Credit Facility available to us of $500.0 million, subject to borrowing base limitations (without giving effect to approximately $44.5 million of outstanding letters of credit and the borrowing base limitations for additional borrowings).

Borrowings under the Revolving Credit Facility are limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable plus specified percentages of qualified cash, minus the amount of any applicable reserves. Borrowings will bear interest at a floating rate, which can be either an adjusted Term SOFR or Alternative Currency Spread rate plus an applicable margin or, at the Borrower’s option, a base rate or Canadian Prime Rate plus an applicable margin. The applicable margins for the Revolving Credit Facility are 1.75%, 2.00% or 2.25%, with respect to Term SOFR or Alternative Currency Spread rate borrowings and 0.75%, 1.00%, or 1.25%, with respect to base rate or Canadian Prime Rate borrowings, in each case depending on average excess availability under the Revolving Credit Facility. The Borrower’s ability to draw under the Revolving Credit Facility or issue letters of credit thereunder will be conditioned upon, among other things, the Borrower’s delivery of prior written notice of a borrowing or issuance, as applicable, the Borrower’s ability to reaffirm the representations and warranties contained in the credit agreement governing the Revolving Credit Facility and the absence of any default or event of default thereunder.

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

Term Loan Facility

The Term Loan Facility is a term loan facility denominated in U.S. dollars in an aggregate principal amount of $1.293 billion. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount. Borrowings will bear interest at a floating rate, which can be either an adjusted Eurodollar rate plus an applicable margin or, at the Borrower’s option, a base rate plus an applicable margin. The applicable margins for the Term Loan Facility are 4.50% with respect to Eurodollar rate borrowings and 3.50% with respect to base rate borrowings.

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

Senior Secured Notes

On October 28, 2020, Advantage Solutions FinCo LLC (“Finco”) issued $775.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2028 (the “Notes”). Substantially concurrently with the Transactions, Finco merged with and into Advantage Sales & Marketing Inc. (in its capacity as the issuer of the Notes, the “Issuer”), with the Issuer continuing as the surviving entity and assuming the obligations of Finco. The Notes were sold to BofA Securities, Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. LLC and Apollo Global Securities, LLC. The Notes were resold to certain non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 100% of their principal amount. The terms of the Notes are governed by an Indenture, dated as of October 28, 2020 (the “Indenture”), among Finco, the Issuer, the guarantors named therein (the “Notes Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent.

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

Future Cash Requirement

There were no material changes to our contractual future cash requirements from those disclosed in our 2022 Annual Report.

Cash and Cash Equivalents Held Outside the United States

As of March 31, 2023, and December 31, 2022, $92.2 million and $81.8 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries. As of March 31, 2023, and December 31, 2022, $25.6 million and $28.1 million, respectively, of our cash and cash equivalents were held by foreign branches.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are included in our 2022 Annual Report and did not materially change during the three months ended March 31, 2023.

Recently Issued Accounting Pronouncements

Not applicable

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our exposure to foreign currency exchange rate fluctuations is primarily the result of foreign subsidiaries and foreign branches primarily domiciled in Europe and Canada. We use financial derivative instruments to hedge foreign currency exchange rate risks associated with our Canadian subsidiary.

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars, British pounds and euros, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated income before taxes would have decreased by approximately $0.8 million for the three months ended March 31, 2023.

Interest Rate Risk

Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under the Term Loan Facility, Revolving Credit Facility and Notes.

We manage our interest rate risk through the use of derivative financial instruments. Specifically, we have entered into interest rate cap agreements to manage our exposure to potential interest rate increases that may result from fluctuations in LIBOR. We do not designate these derivatives as hedges for accounting purposes, and as a result, all changes in the fair value of derivatives, used to hedge interest rates, are recorded in “Interest expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

As of March 31, 2023, we had interest rate cap contracts on an additional $650.0 million of notional value of principal from other financial institutions, with a maturity date of December 16, 2024 to manage our exposure to interest rate movements on variable rate credit facilities when one-month LIBOR on term loans exceeding a cap of 0.75%. The aggregate fair value of our interest rate caps represented an outstanding net asset of $39.6 million as of March 31, 2023.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the Term Loan Facility and Revolving Credit Facility would have resulted in an increase of $0.3 million in interest expense, net of gains from interest rate caps, for the three months ended March 31, 2023.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Proceedings Relating to Take 5

In April 2018, we acquired the business of Take 5 Media Group (“Take 5”). As a result of an investigation into that business in 2019 that identified certain misconduct, we terminated all operations of the Take 5 in July 2019, including the use of its associated trade names and the offering of its services to its clients and offered refunds to clients of collected revenues attributable to the period after our acquisition. We refer to the foregoing as the Take 5 Matter. We voluntarily disclosed to the United States Attorney’s Office and the Federal Bureau of Investigation certain misconduct occurring at Take 5. We intend to cooperate in this and any other governmental investigations that may arise in connection with the Take 5 Matter. In August 2019, we requested monetary indemnification from the sellers of Take 5 (including interest, fees and costs) based on allegations of breach of the asset purchase agreement, as well as fraud. In October 2022, an arbitrator made a final award in our favor. We are currently unable to estimate if or when we will be able to collect any amounts associated with this arbitration. The Take 5 Matter may result in additional litigation against us, including lawsuits from clients, or governmental investigations, which may expose us to potential liability in excess of the amounts we offered by as refunds to Take 5 clients. We are currently unable to determine the amount of any potential liability, costs or expenses (above the amounts previously offered as refunds) that may result from any lawsuits or investigations associated with the Take 5 Matter or determine whether any such issues will have any future material adverse effect on our financial position, liquidity, or results of operations.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the 2022 Annual Report on Form 10-K, the current effects of which are discussed in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

ITEM 6. Exhibits

The following exhibits are filed with this Report:

Exhibit Number	Description

10.1+#	Form of Stock Option Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan.

10.2+#	Form of Restricted Stock Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan.

10.3+#	Form of Performance Restricted Stock Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan.

10.4+#	Form of Restricted Stock Award (Non-Employee Directors) under the Advantage Solutions Inc. 2020 Incentive Plan.

10.5+#	Amended and Restated Employment Agreement dated as of February 1, 2023, by and between Advantage Solutions Inc. and David Peacock.

10.6#

Transition Agreement, dated March 13, 2023, by and between Brian Stevens and Advantage Sales & Marketing LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated March 14, 2023, filed by the Company, Commission File No. 001-38990).

10.7#

Amended and Restated Employment Agreement, dated March 31, 2023, by and between Advantage Solutions Inc. and Christopher Growe (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated April 3, 2023, filed by the Company, Commission File No. 001-38990).

10.8#

Separation Agreement and General Release, dated January 16, 2023, by and between Advantage Solutions Inc. and Jill Griffin (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, dated January 18, 2023, filed by the Company, Commission File No. 001-38990)

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Filed herewith.

** Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

# Indicates management contract or compensation plan or arrangement.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE SOLUTIONS INC.

By:	/s/ David Peacock
David Peacock
Chief Executive Officer (Principal Executive Officer)
Date:	May 10, 2023

By:	/s/ Christopher Growe
Christopher Growe
Chief Financial Officer (Principal Financial Officer)
Date:	May 10, 2023