Form 10-Q
period 2023-06-30
Advantage Solutions Inc.
filed 2023-08-04
CIK 1776661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 324,549,448 shares of Class A common stock outstanding.

Advantage Solutions Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(in thousands, except share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$164,678	$120,715
Restricted cash	17,474	17,817
Accounts receivable, net of allowance for expected credit losses of $31,053 and $22,752, respectively	816,348	869,000
Prepaid expenses and other current assets	121,639	149,476
Total current assets	1,120,139	1,157,008
Property and equipment, net	76,075	70,898
Goodwill	890,286	887,949
Other intangible assets, net	1,791,995	1,897,503
Investments in unconsolidated affiliates	130,359	129,491
Other assets	114,245	119,522
Total assets	$4,123,099	$4,262,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$15,522	$13,991
Accounts payable	218,445	261,464
Accrued compensation and benefits	155,018	154,744
Other accrued expenses	156,454	133,173
Deferred revenues	50,084	37,329
Total current liabilities	595,523	600,701
Long-term debt, net of current portion	1,966,211	2,022,819
Deferred income tax liabilities	264,983	297,874
Other long-term liabilities	94,992	111,507
Total liabilities	2,921,709	3,032,901
Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	3,784	3,746

Equity attributable to stockholders of Advantage Solutions Inc.
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 324,481,143 and 319,690,300 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	32	32
Additional paid in capital	3,427,490	3,408,836
Accumulated deficit	(2,303,458)	(2,247,109)
Loans to Karman Topco L.P.	(6,375)	(6,363)
Accumulated other comprehensive loss	(13,603)	(18,849)
Treasury stock, at cost; 1,610,014 shares as of June 30, 2023 and December 31, 2022, respectively	(12,567)	(12,567)
Total equity attributable to stockholders of Advantage Solutions Inc.	1,091,519	1,123,980
Nonredeemable noncontrolling interest	106,087	101,744
Total stockholders’ equity	1,197,606	1,225,724
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$4,123,099	$4,262,371

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenues	$1,037,055	$981,076	$2,049,038	$1,895,884
Cost of revenues (exclusive of depreciation and amortization shown separately below)	904,761	841,790	1,792,801	1,627,733
Selling, general, and administrative expenses	53,285	52,576	128,380	100,649
Depreciation and amortization	56,738	58,444	113,842	116,212
Total operating expenses	1,014,784	952,810	2,035,023	1,844,594
Operating income	22,271	28,266	14,015	51,290
Other expenses (income):
Change in fair value of warrant liability	74	(4,914)	—	(20,356)
Interest expense, net	30,459	28,188	77,651	40,071
Total other expenses	30,533	23,274	77,651	19,715
(Loss) income before income taxes	(8,262)	4,992	(63,636)	31,575
(Benefit from) provision for income taxes	(416)	1,316	(8,112)	10,365
Net (loss) income	(7,846)	3,676	(55,524)	21,210
Less: net income (loss) attributable to noncontrolling interest	916	305	825	(1,126)
Net (loss) income attributable to stockholders of Advantage Solutions Inc.	(8,762)	3,371	(56,349)	22,336
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,722	(13,272)	5,246	(11,883)
Total comprehensive (loss) income attributable to stockholders of Advantage Solutions Inc.	$(5,040)	$(9,901)	$(51,103)	$10,453

Basic (loss) earnings per common share	$(0.03)	$0.01	$(0.17)	$0.07
Diluted (loss) earnings per common share	$(0.03)	$0.01	$(0.17)	$0.07

Weighted-average number of common shares:	324,178,691	318,418,746	322,665,312	318,103,452
Weighted-average number of common shares, assuming dilution	324,178,691	319,114,865	322,665,312	318,919,725

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at April 1, 2023	323,555,298	$32	1,610,014	$(12,567)	$3,417,561	$(2,294,696)	$(6,369)	$(17,325)	$1,086,636	$103,387	$1,190,023
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(8,762)	—	—	(8,762)	828	(7,934)
Foreign currency translation adjustments	—	—	—	—	—	—	—	3,722	3,722	1,872	5,594
Total comprehensive (loss) income									(5,040)	2,700	(2,340)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(1,218)	—	—	—	(1,218)	—	(1,218)
Shares issued under 2020 Incentive Award Plan	925,845	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	11,147	—	—	—	11,147	—	11,147
Balance at June 30, 2023	324,481,143	$32	1,610,014	$(12,567)	$3,427,490	$(2,303,458)	$(6,375)	$(13,603)	$1,091,519	$106,087	$1,197,606

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at April 1, 2022	318,393,829	$32	1,610,014	$(12,567)	$3,379,350	$(847,642)	$(6,345)	$(3,090)	$2,509,738	$93,032	$2,602,770
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	3,371	—	—	3,371	267	3,638
Foreign currency translation adjustments	—	—	—	—	—	—	—	(13,272)	(13,272)	(3,190)	(16,462)
Total comprehensive income (loss)									(9,901)	(2,923)	(12,824)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(3,519)	—	—	—	(3,519)	—	(3,519)
Shares issued under 2020 Incentive Award Plan	71,620	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	15,068	—	—	—	15,068	—	15,068
Balance at June 30, 2022	318,465,449	$32	1,610,014	$(12,567)	$3,390,899	$(844,271)	$(6,351)	$(16,362)	$2,511,380	$90,109	$2,601,489

See Notes to the Condensed Consolidated Financial Statements.

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at January 1, 2023	319,690,300	$32	1,610,014	$(12,567)	$3,408,836	$(2,247,109)	$(6,363)	$(18,849)	$1,123,980	$101,744	$1,225,724
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(56,349)	—	—	(56,349)	658	(55,691)
Foreign currency translation adjustments	—	—	—	—	—	—	—	5,246	5,246	3,685	8,931
Total comprehensive (loss) income									(51,103)	4,343	(46,760)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(12)	—	(12)	—	(12)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(3,487)	—	—	—	(3,487)	—	(3,487)
Shares issued under 2020 Employee Stock Purchase Plan	674,976	—	—	—	1,193	—	—	—	1,193	—	1,193
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(1,277)	—	—	—	(1,277)	—	(1,277)
Shares issued under 2020 Incentive Award Plan	4,115,867	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	22,225	—	—	—	22,225	—	22,225
Balance at June 30, 2023	324,481,143	$32	1,610,014	$(12,567)	$3,427,490	$(2,303,458)	$(6,375)	$(13,603)	$1,091,519	$106,087	$1,197,606

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at January 1, 2022	316,963,552	$32	1,610,014	$(12,567)	$3,373,278	$(866,607)	$(6,340)	$(4,479)	$2,483,317	$97,084	$2,580,401
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	22,336	—	—	22,336	(1,174)	21,162
Foreign currency translation adjustments	—	—	—	—	—	—	—	(11,883)	(11,883)	(5,801)	(17,684)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	10,453	(6,975)	3,478
Interest on loans to Karman Topco L.P.	—	—	—	—		—	(11)	—	(11)	—	(11)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(6,314)	—	—	—	(6,314)	—	(6,314)
Shares issued under 2020 Employee Stock Purchase Plan	242,427	—	—	—	1,653	—	—	—	1,653	—	1,653
Shares issued under 2020 Incentive Award Plan	1,259,470	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	22,282	—	—	—	22,282	—	22,282
Balance at June 30, 2022	318,465,449	$32	1,610,014	$(12,567)	$3,390,899	$(844,271)	$(6,351)	$(16,362)	$2,511,380	$90,109	$2,601,489

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(55,524)	$21,210
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Noncash interest income	(9,458)	(26,564)
Amortization of deferred financing fees	4,238	4,428
Depreciation and amortization	113,842	116,212
Change in fair value of warrant liability	—	(20,356)
Fair value adjustments related to contingent consideration	9,360	5,788
Deferred income taxes	(33,179)	(11,648)
Equity-based compensation of Karman Topco L.P.	(3,487)	(6,314)
Stock-based compensation	22,436	22,732
Equity in earnings of unconsolidated affiliates	(3,002)	(4,687)
Distribution received from unconsolidated affiliates	1,611	1,143
Loss on sale of businesses and assets held for sale	17,655	—
Gain on repurchases of Term Loan Facility debt	(4,969)	—
Loss on disposal of assets	—	2,850
Changes in operating assets and liabilities, net of effects from divestitures and purchases of businesses:
Accounts receivable, net	50,006	(11,053)
Prepaid expenses and other assets	20,489	(42,580)
Accounts payable	(40,379)	(26,485)
Accrued compensation and benefits	365	(9,260)
Deferred revenues	12,286	(539)
Other accrued expenses and other liabilities	2,700	15,115
Net cash provided by operating activities	104,990	29,992
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired	—	(67,611)
Purchase of property and equipment	(18,552)	(21,533)
Proceeds from divestiture	12,763	—
Net cash used in investing activities	(5,789)	(89,144)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	72,735	67,134
Payments on lines of credit	(71,278)	(22,034)
Proceeds from issuance of long-term debt	—	278
Proceeds from government loans for COVID-19 relief	1,384	—
Principal payments on long-term debt	(6,786)	(6,653)
Repurchases of Term Loan Facility debt	(49,427)	—
Proceeds from issuance of common stock	1,193	1,653
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	(1,277)	—
Contingent consideration payments	(1,867)	(20,882)
Holdback payments	(1,598)	(715)
Redemption of noncontrolling interest	(154)	—
Net cash (used in) provided by financing activities	(57,075)	18,781
Net effect of foreign currency changes on cash	1,494	(6,603)
Net change in cash, cash equivalents and restricted cash	43,620	(46,974)
Cash, cash equivalents and restricted cash, beginning of period	138,532	180,637
Cash, cash equivalents and restricted cash, end of period	$182,152	$133,663
SUPPLEMENTAL CASH FLOW INFORMATION
Purchase of property and equipment recorded in accounts payable and accrued expenses	$1,507	$311

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements do not include all of the information required by accounting principles generally accepted in the United States (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2022 was derived from the audited Consolidated Balance Sheet at that date and does not include all the disclosures required by GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair statement of the results as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been reflected in the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022 and the related footnotes thereto. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

Certain prior period balances have been reclassified to conform to the current Consolidated Statements of Cash Flows. These reclassifications had no impact on previously reported Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive (Loss) Income, and Consolidated Statements of Stockholders’ Equity.

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

Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Sales brand-centric services	$346,763	$332,874	$681,433	$662,230
Sales retail-centric services	253,065	271,258	531,739	533,871
Total sales revenues	599,828	604,132	1,213,172	1,196,101
Marketing brand-centric services	135,312	136,340	258,744	249,914
Marketing retail-centric services	301,915	240,604	577,122	449,869
Total marketing revenues	437,227	376,944	835,866	699,783
Total revenues	$1,037,055	$981,076	$2,049,038	$1,895,884

Contract liabilities represent deferred revenues which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation and are included in Deferred revenues in the Condensed Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the three and six months ended June 30, 2023 that were included in Deferred revenues as of December 31, 2022 were $5.3 million and $18.1 million, respectively. Revenues recognized during the three and six months ended June 30, 2022 that were included in Deferred revenues as of December 31, 2021 were $6.2 million and $27.9 million, respectively.

2. Divestitures and Acquisitions

2023 Divestitures

The Company recognized a loss on the sale of businesses of $1.1 million and $17.7 million for the three and six months ended June 30, 2023, respectively, as a component of “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company determined that the sale of the businesses did not meet the criteria for classification as discontinued operations.

During the three months ended June 30, 2023, the Company sold a portion of its sales reporting unit that was previously classified as held for sale and received $12.8 million of proceeds. The proceeds are net of transaction fees, holdbacks, and the estimated fair value of contingent consideration based on financial metrics of the portion of the sales reporting unit sold, which has a maximum potential achievement of $2.0 million.

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

3. Goodwill and Intangible Assets

Changes in goodwill for the six months ended June 30, 2023 are as follows:

	Sales	Marketing	Total
(in thousands)
Balance at January 1, 2022	$1,492,771	$713,233	$2,206,004
Acquisitions	5,732	52,855	58,587
Measurement period adjustments	(392)	—	(392)
Impairment charge	(1,275,719)	(91,804)	(1,367,523)
Foreign exchange translation effects	(8,727)	—	(8,727)
Balance at December 31, 2022	213,665	674,284	887,949
Measurement period adjustments	350	—	350
Divestitures	(1,664)	—	(1,664)
Foreign exchange translation effects	3,651	—	3,651
Balance at June 30, 2023	$216,002	$674,284	$890,286

Accumulated impairment losses related to goodwill were $2,019.5 million as of June 30, 2023 and December 31, 2022, of which, $1,927.7 million and $91.8 million were for the Company's sales and marketing units respectively.

The following tables set forth information for intangible assets:

		June 30, 2023
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,477,552	$1,426,868	$—	$1,050,684
Trade names	10 years	97,302	53,389	—	43,913
Developed technology	6 years	7,500	5,102	—	2,398
Total finite-lived intangible assets		2,582,354	1,485,359	—	1,096,995
Indefinite-lived intangible assets:
Trade names		1,480,000	—	785,000	695,000
Total other intangible assets		$4,062,354	$1,485,359	$785,000	$1,791,995

		December 31, 2022
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,488,802	$1,338,381	$—	$1,150,421
Trade names	10 years	97,009	47,986	—	49,023
Developed technology	6 years	7,500	4,441	—	3,059
Total finite-lived intangible assets		2,593,311	1,390,808	—	1,202,503
Indefinite-lived intangible assets:
Trade names		1,480,000	—	785,000	695,000
Total other intangible assets		$4,073,311	$1,390,808	$785,000	$1,897,503

Amortization of intangible assets was $49.5 million and $50.7 million for the three months ended June 30, 2023 and 2022, respectively, and $99.3 million and $100.9 million for the six months ended June 30, 2023 and

2022, respectively. As of June 30, 2023, estimated future amortization expense of the Company’s finite-lived intangible assets are as follows:

(in thousands)
Remainder of 2023	$98,473
2024	195,969
2025	189,909
2026	185,897
2027	181,238
Thereafter	245,509
Total amortization expense	$1,096,995

4. Debt

	June 30,	December 31,
(in thousands)	2023	2022
Term Loan Facility	$1,237,479	$1,298,500
Notes	775,000	775,000
Government loans for COVID-19 relief	5,296	4,480
Other	2,085	1,207
Total long-term debt	2,019,860	2,079,187
Less: current portion	15,522	13,991
Less: debt issuance costs	38,127	42,377
Long-term debt, net of current portion	$1,966,211	$2,022,819

As of June 30, 2023, the Company had $1.2 billion of debt outstanding under the Term Loan Facility and $775.0 million of debt outstanding under the Notes (both as defined in the Annual Report on Form 10-K filed March 1, 2023 for the year ended December 31, 2022 (the “2022 Annual Report”) with maturity dates of October 28, 2027 and November 15, 2028, respectively. Term Loan Facility bears interest at a floating rate of Term SOFR plus an applicable margin of 4.50% per annum. Interest on the Notes is payable semi-annually in arrears at a rate of 6.50% per annum.

The Company was in compliance with all of its affirmative and negative covenants under the Term Loan Facility and Notes as of June 30, 2023. In addition, the Company is required to repay the principal under the Term Loan Facility in the greater amount of its excess cash flow, as such term is defined in the agreement governing the Term Loan Facility, or $13.3 million, per annum, in quarterly payments. The Company made the minimum quarterly principal payments of $3.3 million and $6.6 million during the three and six months ended June 30, 2023 and 2022, respectively. No payments under the excess cash flow calculation were required in such periods. In May 2023 (the “Second Lien Amendment Effective Date”), the Company amended the Term Loan Facility to replace the U.S. Dollar LIBOR provisions with SOFR, effective June 30, 2023.

The Company voluntarily repurchased an aggregate $52.4 million and $54.4 million principal amount of its Term Loan Facility during the three and six months ended June 30, 2023, respectively. The Company recognized a gain on the repurchase of $4.7 million and $5.0 million for the three and six months ended June 30, 2023, respectively, as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

As of June 30, 2023, the Company had no borrowings under the Revolving Credit Facility (as defined in the 2022 Annual Report). All borrowings under the Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the credit agreement bear interest at a floating rate, which at the option may be either (i) a base rate or Canadian Prime Rate plus an applicable margin of 0.75%, 1.00%, or 1.25% per annum or (ii) Term SOFR or Alternative Currency Spread plus an applicable margin of 1.75%, 2.00% or 2.25% per annum. The Company is required to pay a commitment fee ranging from 0.250% to 0.375% per annum in respect of the average daily unused commitments under the Revolving Credit Facility.

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

	June 30, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$43,989	$—	$43,989	$—
Total assets measured at fair value	$43,989	$—	$43,989	$—
Liabilities measured at fair value
Warrant liability	$953	$—	$953	$—
Contingent consideration liabilities	23,057	—	—	23,057
Total liabilities measured at fair value	$24,010	$—	$953	$23,057

	December 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$47,493	$—	$47,493	$—
Total assets measured at fair value	$47,493	$—	$47,493	$—
Liabilities measured at fair value
Warrant liability	$953	$—	$953	$—
Contingent consideration liabilities	20,334	—	—	20,334
Total liabilities measured at fair value	$21,287	$—	$953	$20,334

Interest Rate Cap Agreements

The Company had interest rate cap contracts with an aggregate notional value of principal of $650.0 million as of June 30, 2023 and December 31, 2022, respectively, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities.

In April 2023, the Company entered into two interest rate collar transactions in an aggregate notional amount of $300.0 million. Both collars have maturity dates of April 5, 2026.

The fair value of the Company’s outstanding interest rate caps and collars of $44.0 million and $47.5 million were included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

During the three months ended June 30, 2023 and 2022, the Company recorded a gain of $11.4 million and a gain of $5.6 million, respectively, within Interest expense, net, related to changes in the fair value of its derivative instruments. During the six months ended June 30, 2023 and 2022, the Company recorded a gain of $9.5 million and a gain of $26.6 million, respectively, within Interest expense, net, related to changes in the fair value of its derivative instruments.

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

As of June 30, 2023, the maximum potential payment outcomes were $78.0 million. The following table summarizes the changes in the carrying value of estimated contingent consideration liabilities:

	June 30,
(in thousands)	2023	2022
Beginning of the period	$20,334	$58,366
Fair value of acquisitions	—	510
Changes in fair value	9,360	5,788
Payments	(6,668)	(20,882)
Foreign exchange translation effects	31	(397)
End of the period	$23,057	$43,385

Long-term Debt

The following table sets forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at June 30, 2023
Term Loan Facility	$1,237,479	$1,284,820
Notes	775,000	748,176
Government loans for COVID-19 relief	5,296	4,750
Other	2,085	2,085
Total long-term debt	$2,019,860	$2,039,831

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2022
Term Loan Facility	$1,298,500	$1,372,125
Notes	775,000	736,517
Government loans for COVID-19 relief	4,480	4,723
Other	1,207	1,207
Total long-term debt	$2,079,187	$2,114,572

6. Related Party Transactions

Beginning February 2023, an officer of the Company has served as a member of the board of directors of a client of the Company. The Company recognized $1.1 million and $2.0 million of revenues from such client during the three and six months ended June 30, 2023, respectively. Accounts receivable from this client were $0.6 million as of June 30, 2023.

Investment in Unconsolidated Affiliates

During the three months ended June 30, 2023 and 2022, the Company recognized revenues of $4.5 million and $3.8 million, respectively, from a parent company of an unconsolidated affiliate. During the six months ended June 30, 2023 and 2022, the Company recognized revenues of $8.3 million and $7.6 million, respectively, from the parent company of an unconsolidated affiliate. Accounts receivable from the parent company of an unconsolidated affiliate were $2.4 million and $1.7 million as of June 30, 2023 and December 31, 2022, respectively.

7. Income Taxes

The Company’s effective tax rates were 5.0% and 26.4% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate is based upon the estimated income or loss before taxes for the year, by jurisdiction, and adjusted for estimated permanent tax adjustments. The fluctuation in the Company’s effective tax rate was primarily due to the three month pretax book income/loss differences and the application of the shortfall of $0.8 million of stock-based compensation for the three months ended June 30, 2023, compared to the shortfall of $0.3 million of stock-based compensation for the three months ended June 30, 2022.

The Company’s effective tax rates were 12.7% and 32.8% for the six months ended June 30, 2023 and 2022, respectively. The fluctuation in the Company’s effective tax rate was primarily due to a difference in projected book income/loss used in the annual effective tax rate, the six month pretax book income/loss differences and the application of the shortfall of $3.5 million of stock-based compensation for the six months ended June 30, 2023, compared to the shortfall of $1.4 million of stock-based compensation for the six months ended June 30, 2022.

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

(in thousands)	Sales	Marketing	Total
Three Months Ended June 30, 2023
Revenues	$599,828	$437,227	$1,037,055
Depreciation and amortization	$39,390	$17,348	$56,738
Operating income	$7,123	$15,148	$22,271
Three Months Ended June 30, 2022
Revenues	$604,132	$376,944	$981,076
Depreciation and amortization	$40,543	$17,901	$58,444
Operating income	$15,177	$13,089	$28,266

(in thousands)	Sales	Marketing	Total
Six Months Ended June 30, 2023
Revenues	$1,213,172	$835,866	$2,049,038
Depreciation and amortization	$79,204	$34,638	$113,842
Operating income	$2,977	$11,038	$14,015
Six Months Ended June 30, 2022
Revenues	$1,196,101	$699,783	$1,895,884
Depreciation and amortization	$81,512	$34,700	$116,212
Operating income	$34,150	$17,140	$51,290

9. Commitments and Contingencies

Litigation

The Company is involved in various legal matters that arise in the ordinary course of its business. Some of these legal matters purport or may be determined to be class and/or representative actions, or seek substantial damages, or penalties. The Company has accrued amounts in connection with certain legal matters, including with respect to certain of the matters described below. There can be no assurance, however, that these accruals will be sufficient to cover such matters or other legal matters or that such matters or other legal matters will not materially or adversely affect the Company’s financial position, liquidity, or results of operations. The Company is involved in various litigation and arbitration matters, including purported class or representative actions with respect to matters arising under the California Labor Code and Private Attorneys General Act, and commercial disputes with clients, vendors and third-party sellers of businesses. In April 2018, the Company acquired the business of Take 5 Media Group (“Take 5”). As a result of an investigation into that business in 2019 that identified certain misconduct, the Company terminated all operations of Take 5 in July 2019 and offered refunds to clients of collected revenues attributable to the period after the Company’s acquisition. The Company refers to the foregoing as the Take 5 Matter. The Company voluntarily disclosed to the United States Attorney’s Office and the Federal Bureau of Investigation certain misconduct occurring at Take 5. The Company intends to cooperate in this and any other governmental investigations that may arise in connection with the Take 5 Matter. In October 2022, an arbitrator made a final award in favor of the Company. The Company is currently unable to estimate if or when it will be able to collect any amounts associated with this arbitration. The Take 5 Matter may result in additional litigation against the Company, including lawsuits from clients, or governmental investigations, which may expose the Company to potential liability in excess of the amounts offered by the Company as refunds to Take 5 clients. The Company is currently unable to determine the amount of any potential liability, costs or expenses (above the amounts previously offered as refunds) that may result from any lawsuits or investigations associated with the Take 5 Matter or determine whether any such issues will have any future material adverse effect on the Company’s financial position, liquidity, or results of operations. In June 2023, the Company received $1.7 million in insurance proceeds with respect to the arbitration dispute involving the Take 5 Matter.

10. Stock-Based Compensation

The Company has issued nonqualified stock options, restricted stock units, and performance restricted stock units under the Advantage Solutions Inc. 2020 Incentive Award Plan (the “Plan”). The Company’s restricted stock units and performance restricted stock units, as described below, are expensed and reported as non-vested shares. The Company recognized stock-based compensation expense and equity-based compensation expense associated with the Common Series C Units of Karman Topco L.P. as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Restricted share-based unit awards	$5,809	$6,217	$12,748	$11,274
Other share-based awards	3,867	6,329	6,021	9,040
Total share-based compensation before tax	9,676	12,546	18,769	20,314
Tax benefit	2,296	2,990	4,297	4,530
Total share-based compensation expense included in net income	$7,380	$9,556	$14,472	$15,784

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

(in thousands, except share and per share data) Performance Period	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Fair Value per Share	Maximum Remaining Unrecognized Compensation Expense	Weighted-average remaining requisite service periods

January 1, 2023—December 31, 2023	3,263,963	6,527,925	9,791,888	$1.99	$15,559,596	2.8 years
January 1, 2022—December 31, 2022	694,417	694,417	694,417	$4.98	$1,634,127	1.9 years
January 1, 2021—December 31, 2021	287,650	287,650	449,582	$10.53	$846,970	0.6 years

The following table summarizes the PSU activity for the six months ended June 30, 2023:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	6,373,064	$7.05
Granted	6,646,413	$1.99
Distributed	(1,349,535)	$9.84
Forfeited	(828,593)	$6.24
PSU performance adjustment	(3,169,425)	$5.40
Outstanding at June 30, 2023	7,671,924	$2.76

Restricted Stock Units

Restricted stock units (“RSUs”) are subject to the recipient’s continued service to the Company. The RSUs are generally scheduled to vest over three years and are subject to the provisions of the agreement under the Plan.

During the six months ended June 30, 2023, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	9,576,760	$5.91
Granted	15,442,890	$2.00
Distributed	(3,420,823)	$5.65
Forfeited	(962,952)	$4.53
Outstanding at June 30, 2023	20,635,875	$3.10

As of June 30, 2023, the total remaining unrecognized compensation cost related to RSUs amounted to $36.3 million, which is expected to be amortized over the weighted-average remaining requisite service periods of 2.3 years.

Stock Options

During the six months ended June 30, 2023, the following activities involving stock options occurred under the Plan:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2023	2,115,664	$3.92
Granted	16,400,000	$6.05
Forfeited	(630,443)	$5.99
Cancelled/Expired	(315,221)	$5.99
Outstanding at June 30, 2023	17,570,000	$5.80

The fair value of the employee stock options granted was estimated using the following weighted average assumptions for the six months ended:

	June 30,
	2023	2022
Share price	$2.13	$5.99
Exercise price	$6.05	$5.99
Dividend yield	0.0%	0.0%
Expected volatility	40.0%	30.0%
Risk-free interest rate	3.5%	2.0%
Expected term	6.5 years	6.5 years

As of June 30, 2023, the Company had approximately $9.0 million of total unrecognized compensation expense related to stock options, net of related forfeiture estimates, which the Company expects to recognize over a weighted-average period of approximately 3.9 years. The aggregate intrinsic value of all outstanding options as of June 30, 2023 was $1.0 million. The intrinsic value of a stock option is the amount by which the market value of the underlying common stock exceeds the exercise price of the option. There were no options exercised during the six months ended June 30, 2023 and 2022.

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

The following is a reconciliation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and earnings per share data)	2023	2022	2023	2022
Basic earnings per share computation:
Numerator:
Net (loss) income attributable to stockholders of Advantage Solutions Inc.	$(8,762)	$3,371	$(56,349)	$22,336
Denominator:
Weighted average common shares - basic	324,178,691	318,418,746	322,665,312	318,103,452
Basic (loss) earnings per common share	$(0.03)	$0.01	$(0.17)	$0.07
Diluted earnings per share computation:
Numerator:
Net (loss) income attributable to stockholders of Advantage Solutions Inc.	$(8,762)	$3,371	$(56,349)	$22,336
Denominator:
Weighted average common shares outstanding	324,178,691	318,418,746	322,665,312	318,103,452
Restricted and Performance Stock Units	—	99,902	—	444,169
Employee stock purchase plan and stock options	—	596,217	—	372,104
Weighted average common shares - diluted	324,178,691	319,114,865	322,665,312	318,919,725
Diluted (loss) earnings per common share	$(0.03)	$0.01	$(0.17)	$0.07

The Company had 18,578,321 warrants to purchase Class A common stock at $11.50 per share outstanding at June 30, 2023 and 2022, respectively, which have been excluded in the calculation of diluted earnings per common share, as the weighted average market price of the common stock during the three and six months ended June 30, 2023 and 2022 did not exceed the exercise price of the warrants.

In accordance with the treasury method the weighted average shares outstanding assuming dilution include the incremental effect of stock-based awards, except when such effect would be antidilutive. Stock-based awards of 1.2 million and 1.7 million weighted-average shares were outstanding for the three and six months ended June 30, 2023, respectively, but were not included in the computation of diluted loss per common share, because the net loss position of the Company made them antidilutive. In addition, PSUs related to an immaterial number of shares assuming achievement of the Target Goals were outstanding for the six months ended June 30, 2023 and 2022, respectively, but were not included in the computation of diluted (loss) earnings per common share, as the performance targets were not yet met during the six months ended June 30, 2023 and 2022, respectively.

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

Executive Overview

We are a leading business solutions provider to consumer goods manufacturers and retailers. We have a strong platform of competitively advantaged sales and marketing services built over multiple decades – essential, business critical services like headquarter sales, retail merchandising, in-store sampling, digital commerce, and shopper marketing. For brands and retailers of all sizes, we help get the right products on the shelf (whether physical or digital) and into the hands of consumers (however they shop). We use a scaled platform to innovate as a trusted partner with our clients, solving problems to increase their efficiency and effectiveness across a broad range of channels.

We have two reportable segments: sales and marketing.

Through our sales segment, which generated approximately 59.2% and 63.1% of our total revenues in the six months ended June 30, 2023 and 2022, respectively, we offer headquarter sales representation services to consumer goods manufacturers, for whom we prepare and present to retailers a business case to increase distribution of manufacturers’ products and optimize how they are displayed, priced and promoted. We also make in-store merchandising visits for both manufacturer and retailer clients to ensure the products are adequately stocked and properly displayed.

Through our marketing segment, which generated approximately 40.8% and 36.9% of our total revenues in the six months ended June 30, 2023 and 2022, respectively, we help brands and retailers reach consumers through two main categories within the marketing segment. The first and largest category is our retail experiential business, also known as in-store sampling or demonstrations, where we manage highly customized large-scale sampling programs (both in-store and online) for leading retailers. The second category is our collection of specialized agency services, in which we provide private label services to retailers and develop granular marketing programs for brands and retailers through our shopper, consumer, and digital marketing agencies.

Impacts of the COVID-19 Pandemic

Our services experienced the effects from reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by services and geography, the spending reductions impacted all of our services and markets. Globally, the most impacted services were our in-store sampling and demonstration services, which have continued to improve through the second quarter of 2023.

Summary

Our financial performance for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 includes:

•
Revenues increased by $56.0 million, or 5.7%, to $1,037.1 million;
•
Operating income decreased by $6.0 million, or 21.2%, to $22.3 million;
•
Net loss increased by $11.5 million, or 313.4%, to $7.8 million
•
Adjusted Net Income decreased by $4.2 million, or 10.4%, to $36.5 million
•
Adjusted EBITDA decreased by $4.1 million, or 3.8%, to $104.2 million

Our financial performance for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 includes:

•
Revenues increased by $153.2 million, or 8.1%, to $2,049.0 million;
•
Operating income decreased by $37.3 million, or 72.7%, to $14.0 million;
•
Net loss increased by $76.7 million, or 361.8% to $55.5 million;
•
Adjusted Net Income decreased by $39.6 million, or 44.1%, to $50.3 million; and
•
Adjusted EBITDA decreased by $8.8 million, or 4.3%, to $196.3 million.

Factors Affecting Our Business and Financial Reporting

There are a number of factors, in addition to the impact of the COVID-19 pandemic and inflation, that affect the performance of our business and the comparability of our results from period to period including:

•
Organic Growth. Part of our strategy is to generate organic growth by expanding our existing client relationships, continuing to win new clients, pursuing channel expansion and new industry opportunities, enhancing our digital technology solutions, developing our international platform, delivering operational efficiencies, and expanding into logical adjacencies. We believe that by pursuing these organic growth opportunities we will be able to continue to enhance our value proposition to our clients and thereby grow our business.
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

How We Assess the Performance of Our Business

Revenues

Revenues related to our sales segment are primarily comprised of commissions, fee-for-service, and cost-plus fees for providing retail merchandising services, category and space management, headquarter relationship management, technology solutions, and administrative services. A small portion of our arrangements include performance incentive provisions, which allow us to earn additional revenues on our performance relative to specified quantitative or qualitative goals. We recognize the incentive portion of revenues under these arrangements when the related services are transferred to the customer.

Marketing segment revenues are primarily recognized in the form of a fee-for-service (including retainer fees, fees charged to clients based on hours incurred, project-based fees or fees for executing in-person consumer engagements or experiences, which engagements or experiences we refer to as events), commissions or on a cost-plus basis, in each case, related to services including experiential marketing, shopper and consumer marketing services, private label development, or our digital, social and media services.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, payroll taxes and benefits for corporate personnel. Other overhead costs include information technology, professional services fees, including accounting and legal services, and other general corporate expenses. Additionally, included in selling, general and administrative expenses are costs associated with various internal reorganization activities, including professional fees, lease exit costs, severance, and nonrecurring compensation costs, and the changes in fair value of the contingent consideration of acquisitions and other acquisition-related costs. Acquisition-related costs are comprised of fees related to change of equity ownership, transaction costs, professional fees, due diligence and integration activities.

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

Depreciation Expense

Depreciation expense relates to the property and equipment that we own, which represented less than 1% of our total assets at June 30, 2023 and 2022, respectively.

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

Our principal sources of liquidity are cash flows from operations, borrowings under the Revolving Credit Facility, and other debt. Our principal uses of cash are operating expenses, working capital requirements and repayment of debt.

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net (loss) income before (i) amortization of intangible assets, (ii) equity-based compensation of Karman Topco L.P., (iii) changes in fair value of warrant liability, (iv) fair value adjustments of contingent consideration related to acquisitions, (v) acquisition-related expenses, (vi) costs associated with COVID-19, net of benefits received, (vii) net income attributable to noncontrolling interest, (viii) reorganization and restructuring expenses, (ix) litigation expenses, (x) loss on disposal of assets, (xi) gain on repurchases of Term Loan Facility debt, (xii) recovery from Take 5, (xiii) costs associated with the Take 5 Matter, (xiv) other adjustments that management believes are helpful in evaluating our operating performance, and (xv) related tax adjustments.

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

Adjusted EBITDA and Adjusted EBITDA by Segment

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means net (loss) income before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) amortization of intangible assets, (v) equity-based compensation of Karman Topco L.P., (vi) changes in fair value of warrant liability, (vii) stock-based compensation expense, (viii) fair value adjustments of contingent consideration related to acquisitions, (ix) acquisition-related expenses, (x) loss on disposal of assets, (xi) costs associated with COVID-19, net of benefits received, (xii) EBITDA for economic interests in investments, (xiii) reorganization and restructuring expenses, (xiv) litigation expenses, (xv) recovery from Take 5, (xvi) costs associated with the Take 5 Matter and (xvii) other adjustments that management believes are helpful in evaluating our operating performance.

We present Adjusted EBITDA and Adjusted EBITDA by segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain noncash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to Adjusted EBITDA. Neither Adjusted EBITDA nor Adjusted EBITDA by segment should be considered as an alternative for Net income, our most directly comparable measure presented on a GAAP basis. Non-GAAP financial measures are subject to inherent limitations as they reflect the exercise of judgments by management about which expense and income are excluded or included in determining these non-GAAP financial measures. Additionally, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance, and therefore our non-GAAP measures may not be directly comparable to similarly titled measures of other companies.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

The following table sets forth items derived from the Company’s consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 in dollars and as a percentage of total revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2023		2022		2023		2022
Revenues	$1,037,055	100.0%	$981,076	100.0%	$2,049,038	100.0%	$1,895,884	100.0%
Cost of revenues	904,761	87.2%	841,790	85.8%	1,792,801	87.5%	1,627,733	85.9%
Selling, general, and administrative expenses	53,285	5.1%	52,576	5.4%	128,380	6.3%	100,649	5.3%
Depreciation and amortization	56,738	5.5%	58,444	6.0%	113,842	5.6%	116,212	6.1%
Total expenses	1,014,784	97.9%	952,810	97.1%	2,035,023	99.3%	1,844,594	97.3%
Operating income	22,271	2.1%	28,266	2.9%	14,015	0.7%	51,290	2.7%
Other expenses (income):
Change in fair value of warrant liability	74	0.0%	(4,914)	(0.5)%	—	0.0%	(20,356)	(1.1)%
Interest expense, net	30,459	2.9%	28,188	2.9%	77,651	3.8%	40,071	2.1%
Total other expenses	30,533	2.9%	23,274	2.4%	77,651	3.8%	19,715	1.0%
(Loss) income before income taxes	(8,262)	(0.8)%	4,992	0.5%	(63,636)	(3.1)%	31,575	1.7%
(Benefit from) provision for income taxes	(416)	0.0%	1,316	0.1%	(8,112)	(0.4)%	10,365	0.5%
Net (loss) income	$(7,846)	(0.8)%	$3,676	0.4%	$(55,524)	(2.7)%	$21,210	1.1%
Other Financial Data
Adjusted Net Income(1)	$36,501	3.5%	$40,744	4.2%	$50,274	2.5%	$89,859	4.7%
Adjusted EBITDA(1)	$104,212	10.0%	$108,322	11.0%	$196,282	9.6%	$205,061	10.8%

(1)
Adjusted Net Income and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA and reconciliations of Net income to Adjusted Net Income and Adjusted EBITDA, see “—Non-GAAP Financial Measures.”

Comparison of the Three Months Ended June 30, 2023 and 2022

Revenues

	Three Months Ended June 30,		Change
(amounts in thousands)	2023	2022	$	%
Sales	$599,828	$604,132	$(4,304)	(0.7)%
Marketing	437,227	376,944	60,283	16.0%
Total revenues	$1,037,055	$981,076	$55,979	5.7%

Total revenues increased by $56.0 million, or 5.7%, during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. Excluding revenues from divested businesses, net of acquired businesses, and unfavorable foreign exchange rates, revenues increased 7.7%.

The sales segment revenues decreased $4.3 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, of which $14.6 million were revenues from divested businesses, net of acquired businesses. Excluding revenues from divested businesses and unfavorable foreign exchange rates of $0.7 million, the segment experienced an increase of $11.0 million in organic revenues primarily due to an increase in our retail merchandising services, pricing realization, and our European joint venture, partially offset by an intentional client exit.

The marketing segment revenues increased $60.3 million during the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, of which $1.4 million were revenues from divested businesses. Excluding revenues from divested businesses and unfavorable foreign exchange rates of $2.8 million, the segment experienced an increase of $64.5 million in organic revenues. The increase in revenues was primarily due to an increase in our in-store sampling and demonstration services from event volume and pricing realization, partially offset by a decrease in our digital services.

Cost of Revenues

Cost of revenues as a percentage of revenues for the three months ended June 30, 2023 was 87.2%, as compared to 85.8% for the three months ended June 30, 2022. The increase as a percentage of revenues was largely attributable to inflationary costs pressures and the change in the revenue mix of our services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the three months ended June 30, 2023 was 5.1%, compared to 5.4% for the three months ended June 30, 2022. The decrease as a percentage of revenues was primarily due to $5.5 million decrease in acquisition-related expense and $3.7 million decrease in non-cash stock-based compensation expense, partially offset by $5.5 million increase in costs associated with our internal reorganization activities.

Depreciation and Amortization Expense

Depreciation and amortization expense was $56.7 million for the three months ended June 30, 2023 compared to $58.4 million for the three months ended June 30, 2022. The decrease is largely attributable to a decrease in the amortization expenses from our trade names and the divested businesses.

Operating Income

	Three Months Ended June 30,		Change
(amounts in thousands)	2023	2022	$	%
Sales	$7,123	$15,177	$(8,054)	(53.1)%
Marketing	15,148	13,089	2,059	15.7%
Total operating income	$22,271	$28,266	$(5,995)	(21.2)%

In the sales segment, the decrease in operating income during the three months ended June 30, 2023 was primarily due to the increase in costs of revenues as described above.

In the marketing segment, the increase in operating income during the three months ended June 30, 2023 was due to growth in revenues as described above.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability was $0.1 million of non-cash gain for the three months ended June 30, 2023 compared to $4.9 million of non-cash gain resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the three months ended June 30, 2022.

Interest Expense, net

Interest expense, net increased by $2.3 million, or 8.1%, to $30.5 million for the three months ended June 30, 2023, from $28.2 million for the three months ended June 30, 2022. The increase in interest expense was primarily due to the higher interest rates, partially offset by change in fair value in our derivative instruments and gain associated with the repurchases of Term Loan Facility debt for the three months ended June 30, 2023.

(Benefit from) Provision for Income Taxes

Benefit from income taxes was $0.4 million for the three months ended June 30, 2023 as compared to $1.3 million of provision for income taxes for the three months ended June 30, 2022. The fluctuation was primarily attributable to a pre-tax loss during the three months ended June 30, 2023 compared to a pre-tax income during the three months ended June 30, 2022.

Net (Loss) Income

Net loss was $7.8 million for the three months ended June 30, 2023, compared to net income of $3.7 million for the three months ended June 30, 2022. The increase in net loss was primarily driven by the decrease in operating income and the increase in interest expense as described above.

Adjusted Net Income

The decrease in Adjusted Net Income for the three months ended June 30, 2023 was attributable to the decrease in operating income and the increase in interest expense, net partially offset by the decrease in the provision for income taxes. For a reconciliation of Adjusted Net Income to Net income, see “ —Non-GAAP Financial Measures.”

Adjusted EBITDA and Adjusted EBITDA by Segment

	Three Months Ended June 30,		Change
(amounts in thousands)	2023	2022	$	%
Sales	$63,678	$71,753	$(8,075)	(11.3)%
Marketing	40,534	36,569	3,965	10.8%
Total Adjusted EBITDA	$104,212	$108,322	$(4,110)	(3.8)%

Adjusted EBITDA decreased by $4.1 million, or 3.8%, to $104.2 million for the three months ended June 30, 2023, from $108.3 million for the three months ended June 30, 2022. In the sales segment, the decrease was primarily attributable to the increase in cost of revenues as described above. In the marketing segment, the increase was driven largely by the growth in revenues from the in-store sampling and demonstration services as described above, partially offset by continued headwinds in our higher-margin digital services. For a reconciliation of Adjusted EBITDA to Net income, see “—Non-GAAP Financial Measures.”

Comparison of the Six Months Ended June 30, 2023 and 2022

Revenues

	Six Months Ended June 30,		Change
(amounts in thousands)	2023	2022	$	%
Sales	$1,213,172	$1,196,101	$17,071	1.4%
Marketing	835,866	699,783	136,083	19.4%
Total revenues	$2,049,038	$1,895,884	$153,154	8.1%

Total revenues increased by $153.2 million, or 8.1%, during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Excluding revenues from divested businesses, net of acquired businesses, and unfavorable foreign exchange rates, revenues increased 9.3%.

The sales segment revenues increased $17.1 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, of which $10.4 million were revenues from divested businesses, net of acquired businesses. Excluding revenues from divested businesses and unfavorable foreign exchange rates of $9.1 million, the segment experienced an increase of $36.6 million in organic revenues primarily due to growth in our retail merchandising services and European joint venture, partially offset by an intentional client exit.

The marketing segment revenues increased $136.1 million during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022, of which $4.8 million were revenues from acquired businesses, net of divested businesses. Excluding revenues from acquired and divested businesses and unfavorable foreign exchange rates of $7.6 million, the segment experienced an increase of $138.9 million in organic revenues. The increase in revenues was primarily due to an increase in our in-store sampling and demonstration services, partially offset by a decrease in certain of our digital services.

Cost of Revenues

Cost of revenues as a percentage of revenues for the six months ended June 30, 2023 was 87.5%, as compared to 85.9% for the six months ended June 30, 2022. The increase as a percentage of revenues was largely attributable to inflationary costs pressures and the change in the revenue mix of our services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the six months ended June 30, 2023 was 6.3%, compared to 5.3% for the six months ended June 30, 2022. The increase as a percentage of revenues was primarily due to $14.9 million increase in non-cash loss on disposal of assets and adjustments to assets held for sale coupled with $16.0 million increase in internal reorganization activities, partially offset by $9.9 million decrease in acquisition-related expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense was $113.8 million for the six months ended June 30, 2023 compared to $116.2 million for the six months ended June 30, 2022. The decrease is largely attributable to a decrease in the amortization expenses from our trade names and the divested businesses.

Operating Income

	Six Months Ended June 30,		Change
(amounts in thousands)	2023	2022	$	%

Sales	$2,977	$34,150	$(31,173)	(91.3%)
Marketing	11,038	17,140	(6,102)	(35.6%)
Total operating income	$14,015	$51,290	$(37,275)	(72.7%)

The decrease in operating income during the six months ended June 30, 2023 was due to one-time charges in selling, general and administrative expenses as described above, partially offset by recovery from Take 5.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability increased by $20.4 million due to non-cash loss for the six months ended June 30, 2022 resulting from a fair value adjustment to warrant liability with respect to the private placement warrants.

Interest Expense, net

Interest expense, net increased by $37.6 million, or 93.8%, to $77.7 million for the six months ended June 30, 2023, from $40.1 million for the six months ended June 30, 2022. The increase in interest expense was primarily due to the higher interest rates, partially offset by change in fair value in our derivative instruments and gain associated with the repurchases of Term Loan Facility debt for the six months ended June 30, 2023.

(Benefit from) Provision for Income Taxes

Benefit from income taxes was $8.1 million for the six months ended June 30, 2023 as compared to $10.4 million of provision for income taxes for the six months ended June 30, 2022. The fluctuation was primarily attributable to a pre-tax loss during the six months ended June 30, 2023 compared to a pre-tax income during the six months ended June 30, 2022.

Net (Loss) Income

Net loss was $55.5 million for the six months ended June 30, 2023, compared to net income of $21.2 million for the six months ended June 30, 2022. The increase in net loss was primarily driven by the decrease in operating income and the increase in interest expense as described above.

Adjusted Net Income

The decrease in Adjusted Net Income for the six months ended June 30, 2023 was attributable to the increase in interest expense, net and the decrease in operating income as described above, partially offset by the benefit from income taxes. For a reconciliation of Adjusted Net Income to Net (loss) income, see “ —Non-GAAP Financial Measures.”

Adjusted EBITDA and Adjusted EBITDA by Segment

	Six Months Ended June 30,		Change
(amounts in thousands)	2023	2022	$	%

Sales	$129,517	$139,986	$(10,469)	(7.5)%
Marketing	66,765	65,075	1,690	2.6%
Total Adjusted EBITDA	$196,282	$205,061	$(8,779)	(4.3)%

Adjusted EBITDA decreased by $8.8 million, or 4.3%, to $196.3 million for the six months ended June 30, 2023, from $205.1 million for the six months ended June 30, 2022. In the sales segment, the decrease was primarily attributable to the increase in cost of revenues as described above. In the marketing segment, the increase was driven largely by the growth in revenues from the in-store sampling and demonstration services as described above, partially offset by continued headwinds in our higher-margin digital services. For a reconciliation of Adjusted EBITDA to Net (loss) income, see “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net (loss) income before (i) amortization of intangible assets, (ii) equity-based compensation of Karman Topco L.P., (iii) changes in fair value of warrant liability, (iv) fair value adjustments of contingent consideration related to acquisitions, (v) acquisition-related expenses, (vi) costs associated with COVID-19, net of benefits received, (vii) net income attributable to noncontrolling interest, (viii) reorganization and restructuring expenses, (ix) litigation expenses, (x) loss on disposal of assets, (xi) gain on repurchases of Term Loan Facility debt, (xii) recovery from Take 5, (xiii) costs associated with the Take 5 Matter, (xiv) other adjustments that management believes are helpful in evaluating our operating performance, and (xv) related tax adjustments.

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

A reconciliation of Adjusted Net Income to Net income is provided in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Net (loss) income	$(7,846)	$3,676	$(55,524)	$21,210
Less: Net income attributable to noncontrolling interest	916	305	825	(1,126)
Add:
Equity-based compensation of Karman Topco L.P.(a)	(1,218)	(3,519)	(3,487)	(6,314)
Change in fair value of warrant liability	74	(4,914)	—	(20,356)
Fair value adjustments related to contingent consideration related to acquisitions(b)	5,068	3,654	9,360	5,788
Acquisition-related expenses(c)	498	5,998	2,930	12,801
Reorganization and restructuring expenses(d)	5,837	253	16,985	896
Litigation expenses (recovery)(e)	4,350	(800)	4,350	(800)
Loss on disposal of assets(f)	1,158	—	17,655	2,782
Amortization of intangible assets(g)	49,545	50,656	99,275	100,933
Costs associated with COVID-19, net of benefits received(h)	2,317	1,362	3,334	2,936
Gain on repurchases of Term Loan Facility debt(i)	(4,694)	—	(4,969)	—
Recovery from Take 5(j)	(1,675)	—	(1,675)	—
Costs associated with the Take 5 Matter(k)	99	723	179	1,810
Tax adjustments related to non-GAAP adjustments(l)	(16,096)	(16,040)	(37,314)	(32,953)
Adjusted Net Income	$36,501	$40,744	$50,274	$89,859

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means net (loss) income before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) amortization of intangible assets, (v) equity-based compensation of Karman Topco L.P., (vi) changes in fair value of warrant liability, (vii) stock based compensation expense, (viii) fair value adjustments of contingent consideration related to acquisitions, (ix) acquisition-related expenses, (x) loss on disposal of assets, (xi) costs associated with COVID-19, net of benefits received, (xii) EBITDA for economic interests in investments, (xiii) reorganization and restructuring expenses, (xiv) litigation expenses, (xv) recovery from Take 5, (xvi) costs associated with the Take 5 Matter and (xvii) other adjustments that management believes are helpful in evaluating our operating performance.

We present Adjusted EBITDA and Adjusted EBITDA by segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain noncash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to Adjusted EBITDA. Neither Adjusted EBITDA nor Adjusted EBITDA by segment should be considered as an alternative for our Net income, our most directly comparable measure presented on a GAAP basis. Non-GAAP financial measures are subject to inherent limitations as they reflect the exercise of judgments by management about which expense and income are excluded or included in determining these non-GAAP financial measures. Additionally, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance, and therefore our non-GAAP measures may not be directly comparable to similarly titled measures of other companies.

A reconciliation of Adjusted EBITDA to Net income is provided in the following table:

Consolidated	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Net (loss) income	$(7,846)	$3,676	$(55,524)	$21,210
Add:
Interest expense, net	30,459	28,188	77,651	40,071
(Benefit from) provision for income taxes	(416)	1,316	(8,112)	10,365
Depreciation and amortization	56,738	58,444	113,842	116,212
Equity-based compensation of Karman Topco L.P.(a)	(1,218)	(3,519)	(3,487)	(6,314)
Change in fair value of warrant liability	74	(4,914)	—	(20,356)
Fair value adjustments related to contingent consideration related to acquisitions(b)	5,068	3,654	9,360	5,788
Acquisition-related expenses(c)	498	5,998	2,930	12,801
Loss on disposal of assets(f)	1,158	—	17,655	2,782
Reorganization and restructuring expenses(d)	5,837	253	16,985	896
Litigation expenses (recovery)(e)	4,350	(800)	4,350	(800)
Costs associated with COVID-19, net of benefits received(h)	2,317	1,362	3,334	2,936
Recovery from Take 5(j)	(1,675)	—	(1,675)	—
Costs associated with the Take 5 Matter(k)	99	723	179	1,810
Stock-based compensation expense(m)	11,226	14,961	22,436	22,732
EBITDA for economic interests in investments(l)	(2,457)	(1,020)	(3,642)	(5,072)
Adjusted EBITDA	$104,212	$108,322	$196,282	$205,061

Financial information by segment, including a reconciliation of Adjusted EBITDA by segment to operating income, the closest GAAP financial measure, is provided in the following table:

Sales Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Operating income	$7,123	$15,177	$2,977	$34,150
Add:
Depreciation and amortization	39,390	40,543	79,204	81,512
Equity-based compensation of Karman Topco L.P.(a)	(580)	(2,032)	(2,081)	(3,684)
Fair value adjustments related to contingent consideration related to acquisitions(b)	3,804	6,090	7,901	6,893
Acquisition-related expenses(c)	366	3,540	2,100	8,072
Loss on disposal of assets(f)	1,710	—	13,454	2,782
Reorganization and restructuring expenses(d)	3,340	340	11,942	1,159
Litigation expenses (recovery)(e)	4,350	(100)	4,350	(100)
Costs associated with COVID-19, net of benefits received(h)	277	179	357	635
Stock-based compensation expense(m)	6,313	9,171	13,003	13,929
EBITDA for economic interests in investments(n)	(2,415)	(1,155)	(3,690)	(5,362)
Sales Segment Adjusted EBITDA	$63,678	$71,753	$129,517	$139,986

Marketing Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(in thousands)
Operating income	$15,148	$13,089	$11,038	$17,140
Add:
Depreciation and amortization	17,348	17,901	34,638	34,700
Equity-based compensation of Karman Topco L.P.(a)	(638)	(1,487)	(1,406)	(2,630)
Fair value adjustments related to contingent consideration related to acquisitions(b)	1,264	(2,436)	1,459	(1,105)
Acquisition-related expenses(c)	132	2,458	830	4,729
Loss on disposal of assets(f)	(552)	—	4,201	—
Reorganization and restructuring expenses(d)	2,497	(87)	5,043	(263)
Litigation recovery(e)	—	(700)	—	(700)
Costs associated with COVID-19, net of benefits received(h)	2,040	1,183	2,977	2,301
Recovery from Take 5(j)	(1,675)	—	(1,675)	—
Costs associated with the Take 5 Matter(k)	99	723	179	1,810
Stock-based compensation expense(m)	4,913	5,790	9,433	8,803
EBITDA for economic interests in investments(n)	(42)	135	48	290
Marketing Segment Adjusted EBITDA	$40,534	$36,569	$66,765	$65,075

(a)

Represents expenses related to (i) equity-based compensation expense associated with grants of Common Series D Units of Topco made to one of the equity holders of Topco and (ii) equity-based compensation expense associated with the Common Series C Units of Topco.

(b)

Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions. See Note 5—Fair Value of Financial Instruments to our unaudited condensed financial statements for the three and six months ended June 30, 2023 and 2022.

(c)	Represents fees and costs associated with activities related to our acquisitions and related reorganization activities, including professional fees, due diligence, and integration activities.
(d)	Represents fees and costs associated with various internal reorganization activities, including professional fees, lease exit costs, severance, and nonrecurring compensation costs.
(e)	Represents legal settlements, reserves, and expenses that are unusual or infrequent costs associated with our operating activities.
(f)	Represents losses on disposal of assets related to divestitures and losses on sale of businesses and assets held for sale, less cost to sell.
(g)	Represents the amortization of intangible assets recorded in connection with the 2014 Topco Acquisition and our other acquisitions.
(h)

Represents (i) costs related to implementation of strategies for workplace safety in response to COVID-19, including additional sick pay for front-line associates and personal protective equipment; and (ii) benefits received from government grants for COVID-19 relief.

(i)

Represents a gain associated with the repurchases of Term Loan Facility debt during the three and six months ended June 30, 2023. For additional information, refer to Note 4—Debt to our unaudited condensed financial statements for the three and six months ended June 30, 2023 and 2022.

(j)	Represents cash receipts from an insurance policy for claims related to the Take 5 Matter.
(k)	Represents costs associated with the Take 5 Matter, primarily, professional fees and other related costs.
(l)

Represents the tax provision or benefit associated with the adjustments above, taking into account the Company’s applicable tax rates, after excluding adjustments related to items that do not have a related tax impact.

(m)	Represents non-cash compensation expense related to the 2020 Incentive Award Plan and the 2020 Employee Stock Purchase Plan.
(n)

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

Cash Flows

A summary of our cash operating, investing and financing activities are shown in the following table:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$104,990	$29,992
Net cash used in investing activities	(5,789)	(89,144)
Net cash (used in) provided by financing activities	(57,075)	18,781
Net effect of foreign currency fluctuations on cash	1,494	(6,603)
Net change in cash, cash equivalents and restricted cash	$43,620	$(46,974)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended June 30, 2023 consisted of net loss of $55.5 million adjusted for certain non-cash items, including loss on disposal of assets and adjustments to assets held for sale of $17.7 million, gain on repurchases of Term Loan Facility debt of $5.0 million, depreciation and amortization of $113.8 million and effects of changes in working capital. Net cash provided by operating activities during the six months ended June 30, 2022 consisted of net income of $21.2 million adjusted for certain non-cash items, including depreciation and amortization of $116.2 million and effects of changes in working capital. The increase in cash provided by operating activities during the six months ended June 30, 2023 relative to the same period in 2022 was primarily due to increased working capital requirements to stand up our services during the six months ended June 30, 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023 primarily consisted of the purchase of property and equipment of $18.6 million. Net cash used in investing activities during the six months ended June 30, 2022 primarily consisted of the purchase of businesses, net of cash acquired of $67.6 million and purchase of property and equipment of $21.5 million.

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

Cash flows used in financing activities during the six months ended June 30, 2023 were primarily related to repurchases of Term Loan Facility debt of $49.4 million, repayment of principal on our Term Loan Facility of $6.6 million, payments of contingent consideration and holdback payments of $3.5 million, partially offset by $1.4 million of proceed from a government loan for COVID-19 relief and $1.2 million related to proceeds from the issuance of Class A common stock. Cash flows provided by financing activities during the six months ended June 30, 2022 were primarily related to borrowings of $67.1 million, offset by repayment of $22.0 million, on our lines of credit, payment of principal on our Term Loan Facility of $6.7 million, partially offset by $1.7 million related to proceeds from the issuance of Class A common stock.

Description of Credit Facilities

Senior Secured Credit Facilities

Advantage Sales & Marketing Inc. (the “Borrower”), an indirect wholly-owned subsidiary of the Company, has (i) a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $500.0 million, subject to borrowing base capacity (as may be amended from time to time, the “Revolving Credit Facility”) and (ii) a secured first lien term loan credit facility in an aggregate principal amount of $1.237 billion (as may be amended from time to time, the “Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”).

Revolving Credit Facility

Our Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $500.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under our Revolving Credit Facility then in effect. Loans under the Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A., is administrative agent and ABL Collateral Agent. The Revolving Credit Facility is scheduled to mature in December 2027. We may use borrowings under the Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments. As of June 30, 2023, we had unused capacity under our Revolving Credit Facility available to us of $500.0 million, subject to borrowing base limitations (without giving effect to approximately $44.1 million of outstanding letters of credit and the borrowing base limitations for additional borrowings).

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

Term Loan Facility

The Term Loan Facility is a term loan facility denominated in U.S. dollars in an aggregate principal amount of $1.237 billion as of June 30, 2023. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of $1.325 billion principal amount. Borrowings will bear interest at a floating rate, which can be either an adjusted Eurodollar rate plus an applicable margin or, at the Borrower’s option, a base rate plus an applicable margin. The applicable margins for the Term Loan Facility are 4.50% with respect to Eurodollar rate borrowings and 3.50% with respect to base rate borrowings.

The Borrower may voluntarily prepay loans or reduce commitments under the Term Loan Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty (other than a 1.00% premium on any prepayment in connection with a repricing transaction prior to April 2022).

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

Senior Secured Notes

On October 28, 2020, Advantage Solutions FinCo LLC (“Finco”) issued $775.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2028 (the “Notes”). Immediately following such issuance, Finco merged with and into Advantage Sales & Marketing Inc. (in its capacity as the issuer of the Notes, the “Issuer”), with the Issuer continuing as the surviving entity and assuming the obligations of Finco. The Notes were sold to BofA Securities, Inc., Deutsche Bank Securities Inc., Morgan Stanley & Co. LLC and Apollo Global Securities, LLC. The Notes were resold to certain non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 100% of their principal amount. The terms of the Notes are governed by an Indenture, dated as of October 28, 2020 (the “Indenture”), among Finco, the Issuer, the guarantors named therein (the “Notes Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent.

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

Cash and Cash Equivalents Held Outside the United States

As of June 30, 2023, and December 31, 2022, $57.2 million and $81.8 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries. As of June 30, 2023, and December 31, 2022, $21.4 million and $28.1 million, respectively, of our cash and cash equivalents were held by foreign branches.

We assessed our determination as to our indefinite reinvestment intent for certain of our foreign subsidiaries and recorded a deferred tax liability of approximately $0.9 million of withholding tax as of June 30, 2023 for unremitted earnings in Canada with respect to which we do not have an indefinite reinvestment assertion. We will continue to evaluate our cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds from the foreign subsidiaries except for Canada. We have continued to assert indefinite reinvestment on all other earnings as it is necessary for continuing operations and to grow the business. If at a point in the future our assertion changes, we will evaluate tax-efficient means to repatriate the income. In addition, we expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities such as business acquisitions or to settle debt, we could elect to repatriate future earnings from foreign jurisdictions. These alternatives could result in higher income tax expense or increased interest expense. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of June 30, 2023, to be indefinitely reinvested and, accordingly, no provision has been made for taxes in excess of the $0.9 million noted above.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are included in our 2022 Annual Report and did not materially change during the six months ended June 30, 2023.

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

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars, British pounds and euros, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated loss before taxes would have decreased by approximately $1.8 million for the six months ended June 30, 2023.

Interest Rate Risk

Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under the Term Loan Facility, Revolving Credit Facility and Notes.

We manage our interest rate risk through the use of derivative financial instruments. Specifically, we have entered into interest rate cap and collar agreements to manage our exposure to potential interest rate increases that may result from fluctuations in SOFR. We do not designate these derivatives as hedges for accounting purposes, and as a result, all changes in the fair value of derivatives, used to hedge interest rates, are recorded in “Interest expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

As of June 30, 2023, we had interest rate cap and with an aggregate notional value of principal of $650.0 million with a maturity date of December 16, 2024. We also had interest rate collar contracts with an aggregate notional value of principal of $300.0 million with a maturity date of April 5, 2026. The aggregate fair value of our interest rate caps and collars represented an outstanding net asset of $44.0 million as of June 30, 2023.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the Term Loan Facility and Revolving Credit Facility would have resulted in an increase of $0.5 million in interest expense, net of gains from interest rate caps and collars, for the six months ended June 30, 2023.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal matters that arise in the ordinary course of our business. Some of these legal matters purport or may be determined to be class and/or representative actions, or seek substantial damages or penalties. Some of these legal matters relate to disputes regarding acquisitions. In connection with certain of the below matters and other legal matters, we have accrued amounts that we believe are appropriate. There can be no assurance, however, that the below matters and other legal matters will not result in us having to make payments in excess of such accruals or that the below matters or other legal matters will not materially or adversely affect our business, financial position, results of operations, or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2023, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

The following exhibits are filed with this Report:

Exhibit Number	Description

10.1+

Amendment No. 2 to First Lien Credit Agreement, dated as of May 24, 2023, by and among the Borrower, Holdings, the guarantors parties thereto, each lender party thereto, and Bank of America, N.A., as administrative agent.

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

ADVANTAGE SOLUTIONS INC.

By:	/s/ David Peacock
David Peacock
Chief Executive Officer (Principal Executive Officer)
Date:	August 4, 2023

By:	/s/ Christopher Growe
Christopher Growe
Chief Financial Officer (Principal Financial Officer)
Date:	August 4, 2023