Form 10-Q
period 2023-09-30
Advantage Solutions Inc.
filed 2023-11-07
CIK 1776661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the registrant had 326,393,598 shares of Class A common stock outstanding.

Advantage Solutions Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$171,354	$120,715
Restricted cash	16,265	17,817
Accounts receivable, net of allowance for expected credit losses of $32,682 and $22,752, respectively	827,845	869,000
Prepaid expenses and other current assets	103,125	149,476
Total current assets	1,118,589	1,157,008
Property and equipment, net	78,100	70,898
Goodwill	886,825	887,949
Other intangible assets, net	1,740,656	1,897,503
Investments in unconsolidated affiliates	126,991	129,491
Other assets	106,350	119,522
Total assets	$4,057,511	$4,262,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$14,383	$13,991
Accounts payable	250,476	261,464
Accrued compensation and benefits	139,096	154,744
Other accrued expenses	179,122	133,173
Deferred revenues	50,830	37,329
Total current liabilities	633,907	600,701
Long-term debt, net of current portion	1,910,013	2,022,819
Deferred income tax liabilities	240,061	297,874
Other long-term liabilities	93,439	111,507
Total liabilities	2,877,420	3,032,901
Commitments and contingencies (Note 9)

Redeemable noncontrolling interest	3,791	3,746

Equity attributable to stockholders of Advantage Solutions Inc.
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 325,774,637 and 319,690,300 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	32	32
Additional paid in capital	3,438,342	3,408,836
Accumulated deficit	(2,327,796)	(2,247,109)
Loans to Karman Topco L.P.	(6,381)	(6,363)
Accumulated other comprehensive loss	(19,312)	(18,849)
Treasury stock, at cost; 1,610,014 shares as of September 30, 2023 and December 31, 2022, respectively	(12,567)	(12,567)
Total equity attributable to stockholders of Advantage Solutions Inc.	1,072,318	1,123,980
Nonredeemable noncontrolling interest	103,982	101,744
Total stockholders’ equity	1,176,300	1,225,724
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$4,057,511	$4,262,371

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenues	$1,096,059	$1,051,095	$3,145,097	$2,946,979
Cost of revenues (exclusive of depreciation and amortization shown separately below)	947,546	908,523	2,740,347	2,536,256
Selling, general, and administrative expenses	76,065	37,945	204,445	138,594
Depreciation and amortization	56,465	57,785	170,307	173,997
Total operating expenses	1,080,076	1,004,253	3,115,099	2,848,847
Operating income	15,983	46,842	29,998	98,132
Other expenses (income):
Change in fair value of warrant liability	586	(1,100)	587	(21,456)
Interest expense, net	42,302	23,557	119,952	63,628
Total other expenses	42,888	22,457	120,539	42,172
(Loss) income before income taxes	(26,905)	24,385	(90,541)	55,960
(Benefit from) provision for income taxes	(4,323)	1,158	(12,435)	11,523
Net (loss) income	(22,582)	23,227	(78,106)	44,437
Less: net income attributable to noncontrolling interest	1,756	2,168	2,581	1,042
Net (loss) income attributable to stockholders of Advantage Solutions Inc.	(24,338)	21,059	(80,687)	43,395
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(5,709)	(13,616)	(463)	(25,499)
Total comprehensive (loss) income attributable to stockholders of Advantage Solutions Inc.	$(30,047)	$7,443	$(81,150)	$17,896

Basic (loss) earnings per common share	$(0.07)	$0.07	$(0.25)	$0.14
Diluted (loss) earnings per common share	$(0.07)	$0.07	$(0.25)	$0.14

Weighted-average number of common shares:	324,706,866	318,821,895	323,353,308	318,345,565
Weighted-average number of common shares, assuming dilution	324,706,866	319,725,065	323,353,308	319,190,804

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at July 1, 2023	324,481,143	$32	1,610,014	$(12,567)	$3,427,490	$(2,303,458)	$(6,375)	$(13,603)	$1,091,519	$106,087	$1,197,606
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(24,338)	—	—	(24,338)	1,622	(22,716)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(5,709)	(5,709)	(3,727)	(9,436)
Total comprehensive (loss) income									(30,047)	(2,105)	(32,152)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	209	—	—	—	209	—	209
Shares issued under 2020 Employee Stock Purchase Plan	566,464	—	—	—	1,055	—	—	—	1,055	—	1,055
Shares issued under 2020 Incentive Award Plan	727,030	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,588	—	—	—	9,588	—	9,588
Balance at September 30, 2023	325,774,637	$32	1,610,014	$(12,567)	$3,438,342	$(2,327,796)	$(6,381)	$(19,312)	$1,072,318	$103,982	$1,176,300

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at July 1, 2022	318,465,449	$32	$1,610,014	$(12,567)	$3,390,899	$(844,271)	$(6,351)	$(16,362)	$2,511,380	$90,109	$2,601,489
Comprehensive income (loss)
Net income	—	—	—	—	—	21,059	—	—	21,059	2,092	23,151
Foreign currency translation adjustments	—	—	—	—	—	—	—	(13,616)	(13,616)	(6,824)	(20,440)
Total comprehensive income (loss)									7,443	(4,732)	2,711
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Increase in noncontrolling interest	—	—	—	—	—	—	—	—	—	6,191	6,191
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(828)	—	—	—	(828)	—	(828)
Shares issued under 2020 Employee Stock Purchase Plan	470,786	—	—	—	1,667	—	—	—	1,667	—	1,667
Shares issued under 2020 Incentive Award Plan	739,653	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,739	—	—	—	6,739	—	6,739
Balance at September 30, 2022	319,675,888	$32	$1,610,014	$(12,567)	$3,398,477	$(823,212)	$(6,357)	$(29,978)	$2,526,395	$91,568	$2,617,963

See Notes to the Condensed Consolidated Financial Statements.

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at January 1, 2023	319,690,300	$32	1,610,014	$(12,567)	$3,408,836	$(2,247,109)	$(6,363)	$(18,849)	$1,123,980	$101,744	$1,225,724
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(80,687)	—	—	(80,687)	2,280	(78,407)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(463)	(463)	(42)	(505)
Total comprehensive (loss) income									(81,150)	2,238	(78,912)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(18)	—	(18)	—	(18)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(3,278)	—	—	—	(3,278)	—	(3,278)
Shares issued under 2020 Employee Stock Purchase Plan	1,241,440	—	—	—	2,248	—	—	—	2,248	—	2,248
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(1,277)	—	—	—	(1,277)	—	(1,277)
Shares issued under 2020 Incentive Award Plan	4,842,897	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	31,813	—	—	—	31,813	—	31,813
Balance at September 30, 2023	325,774,637	$32	1,610,014	$(12,567)	$3,438,342	$(2,327,796)	$(6,381)	$(19,312)	$1,072,318	$103,982	$1,176,300

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
(in thousands, except share data)
Balance at January 1, 2022	316,963,552	$32	1,610,014	$(12,567)	$3,373,278	$(866,607)	$(6,340)	$(4,479)	$2,483,317	$97,084	$2,580,401
Comprehensive income (loss)
Net income	—	—	—	—	—	43,395	—	—	43,395	918	44,313
Foreign currency translation adjustments	—	—	—	—	—	—	—	(25,499)	(25,499)	(12,625)	(38,124)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	17,896	(11,707)	6,189
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(17)	—	(17)	—	(17)
Increase in noncontrolling interest	—	—	—	—	—	—	—	—	—	6,191	6,191
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(7,142)	—	—	—	(7,142)	—	(7,142)
Shares issued under 2020 Employee Stock Purchase Plan	713,213	—	—	—	3,320	—	—	—	3,320	—	3,320
Shares issued under 2020 Incentive Award Plan	1,999,123	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	29,021	—	—	—	29,021	—	29,021
Balance at September 30, 2022	319,675,888	$32	1,610,014	$(12,567)	$3,398,477	$(823,212)	$(6,357)	$(29,978)	$2,526,395	$91,568	$2,617,963

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(78,106)	$44,437
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Noncash interest income	(12,630)	(41,092)
Amortization of deferred financing fees	6,387	6,673
Depreciation and amortization	170,307	173,997
Change in fair value of warrant liability	587	(21,456)
Fair value adjustments related to contingent consideration	11,591	5,448
Deferred income taxes	(56,716)	(28,561)
Equity-based compensation of Karman Topco L.P.	(3,278)	(7,142)
Stock-based compensation	32,510	29,906
Equity in earnings of unconsolidated affiliates	(4,132)	(6,480)
Distribution received from unconsolidated affiliates	1,611	1,339
Loss on sale of businesses	20,208	2,953
Gain on repurchases of Term Loan Facility debt	(5,241)	—
Loss on disposal of property and equipment	782	608
Changes in operating assets and liabilities, net of effects from divestitures and purchases of businesses:
Accounts receivable, net	34,095	(45,383)
Prepaid expenses and other assets	47,635	(45,087)
Accounts payable	(5,731)	(7,914)
Accrued compensation and benefits	(14,757)	(26,316)
Deferred revenues	13,652	(156)
Other accrued expenses and other liabilities	21,938	46,176
Net cash provided by operating activities	180,712	81,950
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired	—	(74,146)
Purchase of investment in unconsolidated affiliates	(3,023)	(775)
Purchase of property and equipment	(29,658)	(30,037)
Proceeds from divestitures	12,763	1,896
Proceeds from sale of investment in unconsolidated affiliates	4,428	—
Net cash used in investing activities	(15,490)	(103,062)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	77,884	140,599
Payments on lines of credit	(77,222)	(139,684)
Proceeds from government loans for COVID-19 relief	1,339	—
Principal payments on long-term debt	(10,172)	(10,427)
Repurchases of Term Loan Facility debt	(103,954)	—
Proceeds from issuance of common stock	2,248	3,320
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	(1,277)	—
Contingent consideration payments	(1,867)	(23,164)
Holdback payments	(1,598)	(8,557)
Contribution from noncontrolling interest	—	5,217
Redemption of noncontrolling interest	(154)	(224)
Net cash used in financing activities	(114,773)	(32,920)
Net effect of foreign currency changes on cash	(1,362)	(12,311)
Net change in cash, cash equivalents and restricted cash	49,087	(66,343)
Cash, cash equivalents and restricted cash, beginning of period	138,532	180,637
Cash, cash equivalents and restricted cash, end of period	$187,619	$114,294
SUPPLEMENTAL CASH FLOW INFORMATION
Purchase of property and equipment recorded in accounts payable and accrued expenses	$437	$1,409

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements do not include all of the information required by accounting principles generally accepted in the United States (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2022 was derived from the audited Consolidated Balance Sheet at that date and does not include all the disclosures required by GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair statement of the results as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been reflected in the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022 and the related footnotes thereto. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Sales brand-centric services	$352,197	$343,478	$1,033,629	$1,005,707
Sales retail-centric services	276,349	302,768	808,089	836,640
Total sales revenues	628,546	646,246	1,841,718	1,842,347
Marketing brand-centric services	137,026	143,241	395,770	393,155
Marketing retail-centric services	330,487	261,608	907,609	711,477
Total marketing revenues	467,513	404,849	1,303,379	1,104,632
Total revenues	$1,096,059	$1,051,095	$3,145,097	$2,946,979

Contract liabilities represent deferred revenues which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation and are included in Deferred revenues in the Condensed Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the three and nine months ended September 30, 2023 that were included in Deferred revenues as of December 31, 2022 were $3.8 million and $21.9 million, respectively. Revenues recognized during the three and nine months ended September 30, 2022 that were included in Deferred revenues as of December 31, 2021 were $1.4 million and $29.2 million, respectively.

2. Divestitures and Acquisitions

2023 Divestitures

During the nine months ended September 30, 2023, the Company recognized a loss on the sale of businesses of $17.5 million, as a component of “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company determined that the sale of the businesses did not meet the criteria for classification as discontinued operations. The Company received $12.8 million of proceeds, which are net of transaction fees and holdbacks.

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

The Company acquired a 70% ownership interest in one acquisition, which also includes a put option exercisable by each of the 12% and 18% noncontrolling interest holders that allows the 12% holder to sell its 12% noncontrolling interest to the Company, and the 18% holder to sell 8% of its noncontrolling interest to Company, for a multiple of the acquired subsidiary’s adjusted earnings. As the put option is outside of the Company’s control, the estimated value of the 20% noncontrolling interest is presented as a redeemable noncontrolling interest outside of permanent equity on the Condensed Consolidated Balance Sheets.

The fair values of the identifiable assets and liabilities of the acquisitions completed during the nine months ended September 30, 2022, as of the applicable acquisition dates, are as follows:

(in thousands)
Consideration
Cash	$74,146
Holdbacks	810
Fair value of contingent consideration	510
Total consideration	$75,466
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets
Accounts receivable	$9,409
Other assets	3,446
Identifiable intangible assets	25,546
Total assets	38,401
Liabilities
Accounts payable	7,363
Deferred tax liabilities and other	8,744
Total liabilities	16,107
Redeemable noncontrolling interest	1,987
Noncontrolling interest	974
Total identifiable net assets	19,333
Goodwill arising from acquisitions	$56,133

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

3. Goodwill and Intangible Assets

Changes in goodwill for the nine months ended September 30, 2023 are as follows:

	Sales	Marketing	Total
(in thousands)
Balance at January 1, 2022	$1,492,771	$713,233	$2,206,004
Acquisitions	5,732	52,855	58,587
Measurement period adjustments	(392)	—	(392)
Impairment charge	(1,275,719)	(91,804)	(1,367,523)
Foreign exchange translation effects	(8,727)	—	(8,727)
Balance at December 31, 2022	213,665	674,284	887,949
Measurement period adjustments	350	—	350
Divestitures	(1,664)	—	(1,664)
Foreign exchange translation effects	190	—	190
Balance at September 30, 2023	$212,541	$674,284	$886,825

Accumulated impairment losses related to goodwill were $2,019.5 million as of September 30, 2023 and December 31, 2022, of which, $1,927.7 million and $91.8 million were for the Company's sales and marketing reporting units respectively.

The following tables set forth information for intangible assets:

		September 30, 2023
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,473,491	$1,471,093	$—	$1,002,398
Trade names	10 years	96,992	55,874	—	41,118
Developed technology	6 years	3,100	960	—	2,140
Total finite-lived intangible assets		2,573,583	1,527,927	—	1,045,656
Indefinite-lived intangible assets:
Trade names		1,480,000	—	785,000	695,000
Total other intangible assets		$4,053,583	$1,527,927	$785,000	$1,740,656

		December 31, 2022
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,488,802	$1,338,381	$—	$1,150,421
Trade names	10 years	97,009	47,986	—	49,023
Developed technology	6 years	7,500	4,441	—	3,059
Total finite-lived intangible assets		2,593,311	1,390,808	—	1,202,503
Indefinite-lived intangible assets:
Trade names		1,480,000	—	785,000	695,000
Total other intangible assets		$4,073,311	$1,390,808	$785,000	$1,897,503

Amortization of intangible assets was $49.2 million and $50.0 million for the three months ended September 30, 2023 and 2022, respectively, and $148.5 million and $150.9 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, estimated future amortization expense of the Company’s finite-lived intangible assets are as follows:

(in thousands)
Remainder of 2023	$49,062
2024	195,570
2025	189,520
2026	185,527
2027	180,976
Thereafter	245,001
Total amortization expense	$1,045,656

4. Debt

	September 30,	December 31,
(in thousands)	2023	2022
Term Loan Facility	$1,177,367	$1,298,500
Notes	775,000	775,000
Government loans for COVID-19 relief	5,051	4,480
Other	950	1,207
Total long-term debt	1,958,368	2,079,187
Less: current portion	14,383	13,991
Less: debt issuance costs	33,972	42,377
Long-term debt, net of current portion	$1,910,013	$2,022,819

As of September 30, 2023, the Company had $1.18 billion of debt outstanding under the Term Loan Facility and $775.0 million of debt outstanding under the Notes (both as defined in the Annual Report on Form 10-K filed March 1, 2023 for the year ended December 31, 2022 (the “2022 Annual Report”)) with maturity dates of October 28, 2027 and November 15, 2028, respectively. Term Loan Facility bears interest at a floating rate of Term SOFR plus an applicable margin of 4.50% per annum, subject to additional spread adjustment on SOFR ranging from 0.11% to 0.26%. Interest on the Notes is payable semi-annually in arrears at a rate of 6.50% per annum.

The Company was in compliance with all of its affirmative and negative covenants under the Term Loan Facility and Notes as of September 30, 2023. In addition, the Company is required to repay the principal under the Term Loan Facility in the greater amount of its excess cash flow, as such term is defined in the agreement governing the Term Loan Facility, or $13.3 million, per annum, in quarterly payments. The Company made the minimum quarterly principal payments of $3.3 million and $9.9 million during the three and nine months ended September 30, 2023 and 2022, respectively. No payments under the excess cash flow calculation were required in such periods. In May 2023 (the “Second Lien Amendment Effective Date”), the Company amended the Term Loan Facility to replace the U.S. Dollar LIBOR provisions with SOFR, effective June 30, 2023.

The Company voluntarily repurchased an aggregate of $56.8 million and $111.2 million principal amount of its Term Loan Facility during the three and nine months ended September 30, 2023, respectively. The Company recognized a gain on the repurchase of an immaterial amount and $5.2 million for the three and nine months ended September 30, 2023, respectively, as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

As of September 30, 2023, the Company had no borrowings under the Revolving Credit Facility (as defined in the 2022 Annual Report). All borrowings under the Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the credit agreement bear interest at a floating rate, which at the option may be either (i) a base rate or Canadian Prime Rate plus an applicable margin of 0.75%, 1.00%, or 1.25%

per annum or (ii) Term SOFR or Alternative Currency Spread plus an applicable margin of 1.75%, 2.00% or 2.25% per annum. The Company is required to pay a commitment fee ranging from 0.250% to 0.375% per annum in respect of the average daily unused commitments under the Revolving Credit Facility.

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

	September 30, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$39,273	$—	$39,273	$—
Total assets measured at fair value	$39,273	$—	$39,273	$—
Liabilities measured at fair value
Warrant liability	$1,540	$—	$1,540	$—
Contingent consideration liabilities	24,241	—	—	24,241
Total liabilities measured at fair value	$25,781	$—	$1,540	$24,241

	December 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$47,493	$—	$47,493	$—
Total assets measured at fair value	$47,493	$—	$47,493	$—
Liabilities measured at fair value
Warrant liability	$953	$—	$953	$—
Contingent consideration liabilities	20,334	—	—	20,334
Total liabilities measured at fair value	$21,287	$—	$953	$20,334

Interest Rate Cap Agreements

The Company had interest rate cap contracts with an aggregate notional value of principal of $650.0 million as of September 30, 2023 and December 31, 2022, respectively, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. The Company also had two interest rate collar contracts in an aggregate notional amount of $300.0 million with maturity dates of April 5, 2026.

The fair value of the Company’s outstanding interest rate caps and collars of $39.2 million and $47.5 million were included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

During the three months ended September 30, 2023 and 2022, the Company recorded a gain of $3.2 million and a gain of $14.5 million, respectively, within Interest expense, net, related to changes in the fair value of its derivative instruments. During the nine months ended September 30, 2023 and 2022, the Company recorded a gain of $12.6 million and a gain of $41.1 million, respectively, within Interest expense, net, related to changes in the fair value of its derivative instruments.

Contingent Consideration Liabilities

During each reporting period, the Company measures the fair value of its contingent consideration liabilities by evaluating the significant unobservable inputs and probability weightings using Monte Carlo simulations. Any resulting decreases or increases in the fair value result in a corresponding gain or loss reported in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

As of September 30, 2023, the maximum potential payment outcomes were $76.1 million. The following table summarizes the changes in the carrying value of estimated contingent consideration liabilities:

	September 30,
(in thousands)	2023	2022
Beginning of the period	$20,334	$58,366
Fair value of acquisitions	—	510
Changes in fair value	11,591	5,448
Payments	(7,684)	(23,164)
Foreign exchange translation effects	—	(729)
End of the period	$24,241	$40,431

Long-term Debt

The following table sets forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at September 30, 2023
Term Loan Facility	$1,177,367	$1,229,409
Notes	775,000	748,065
Government loans for COVID-19 relief	5,051	4,429
Other	950	950
Total long-term debt	$1,958,368	$1,982,853

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2022
Term Loan Facility	$1,298,500	$1,372,125
Notes	775,000	736,517
Government loans for COVID-19 relief	4,480	4,723
Other	1,207	1,207
Total long-term debt	$2,079,187	$2,114,572

Investment in Unconsolidated Affiliates

During the third quarter of 2023, the Company recorded other-than-temporary impairment charges of $2.7 million in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income related to an equity method investee. The Company determined that the decline in fair value was other than temporary in nature based on the extent to which the market value of the Company’s equity investment was determined to be less than its carrying value and the financial condition and near-term prospects for its recovery in the market value.

6. Related Party Transactions

Beginning February 2023, an officer of the Company has served as a member of the board of directors of a client of the Company. The Company recognized $1.2 million and $3.2 million of revenues from such client during the three and nine months ended September 30, 2023, respectively. Accounts receivable from this client were $0.6 million as of September 30, 2023.

Beginning July 2023, a member of the board of directors of the Company has served as an officer of a client of the Company. The Company recognized $4.0 million of revenues from such client during the three months ended September 30, 2023. Accounts receivable from this client were $2.6 million as of September 30, 2023.

Investment in Unconsolidated Affiliates

During the three months ended September 30, 2023 and 2022, the Company recognized revenues of $6.9 million and $4.4 million, respectively, from a parent company of an unconsolidated affiliate. During the nine months ended September 30, 2023 and 2022, the Company recognized revenues of $15.2 million and $11.1 million, respectively, from the parent company of an unconsolidated affiliate. Accounts receivable from the parent company of an unconsolidated affiliate were $2.8 million and $1.7 million as of September 30, 2023 and December 31, 2022, respectively.

7. Income Taxes

The Company’s effective tax rates were 16.1% and 4.7% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate is based upon the estimated income or loss before taxes for the year, by jurisdiction, and adjusted for estimated permanent tax adjustments. The fluctuation in the Company’s effective tax rate was primarily due to the three month pretax book income/loss differences and the remeasurement of deferred tax liability of $5.0 million due to the state tax rate change for the three months ended September 30, 2022.

The Company’s effective tax rates were 13.7% and 20.6% for the nine months ended September 30, 2023 and 2022, respectively. The fluctuation in the Company’s effective tax rate was primarily due to a difference in projected book income/loss used in the annual effective tax rate, the nine month pretax book income/loss differences, the application of the shortfall of $4.5 million of stock-based compensation for the nine months ended September 30, 2023 compared to the shortfall of $2.4 million of stock-based compensation for the nine months ended September 30, 2022, and the remeasurement of deferred tax liability of $5.0 million due to the state tax rate change for the nine months ended September 30, 2022.

8. Segments

The Company’s operations are organized into two reportable segments: sales and marketing. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker (i.e., the Company’s Chief Executive Officer) in deciding how to allocate resources and in assessing performance. Through the Company’s sales segment, the Company serves as a strategic intermediary between consumer goods manufacturers and retailer partners and performs critical merchandising services on behalf of both consumer goods manufacturers and retailer partners. Through the Company’s marketing segment, the Company develops and executes marketing programs for consumer goods manufacturers and retailers. These reportable segments are organized by the types of services provided, similar economic characteristics, and how the Company manages its business. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein. The Company and its chief operating decision maker evaluate performance based on revenues and operating (loss) income.

(in thousands)	Sales	Marketing	Total
Three Months Ended September 30, 2023
Revenues	$628,546	$467,513	$1,096,059
Depreciation and amortization	$38,896	$17,569	$56,465
Operating income	$5,995	$9,988	$15,983
Three Months Ended September 30, 2022
Revenues	$646,246	$404,849	$1,051,095
Depreciation and amortization	$39,798	$17,987	$57,785
Operating income	$31,765	$15,077	$46,842

(in thousands)	Sales	Marketing	Total
Nine Months Ended September 30, 2023
Revenues	$1,841,718	$1,303,379	$3,145,097
Depreciation and amortization	$118,100	$52,207	$170,307
Operating income	$8,972	$21,026	$29,998
Nine Months Ended September 30, 2022
Revenues	$1,842,347	$1,104,632	$2,946,979
Depreciation and amortization	$121,310	$52,687	$173,997
Operating income	$65,915	$32,217	$98,132

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Restricted share-based unit awards	$6,728	$7,023	$19,476	$18,297
Other share-based awards	3,346	(319)	9,367	8,721
Total share-based compensation before tax	10,074	6,704	28,843	27,018
Tax benefit	2,432	1,457	6,729	5,986
Total share-based compensation expense included in net income	$7,642	$5,247	$22,114	$21,032

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

The fair value of PSU grants was equal to the closing price of the Company's stock on the date of the applicable grant. The maximum potential expense if the Maximum Goals were met for these awards has been provided in the table below. Recognition of expense associated with performance-based stock is not permitted until achievement of the performance targets are probable of occurring. The measurement period is based on the twelve months of the respective fiscal year.

Measurement Period	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Fair Value per Share	Maximum Remaining Unrecognized Compensation Expense	Weighted-average remaining requisite service periods

(in thousands, except share and per share data)

2023	3,206,008	6,412,016	9,618,024	$2.00	$14,328,303	2.6 years
2022	524,956	524,956	524,956	$5.37	$1,076,358	1.6 years
2021	206,966	206,966	340,939	$10.26	$343,700	0.4 years

The following table summarizes the PSU activity for the nine months ended September 30, 2023:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	6,373,064	$7.05
Granted	6,746,648	$2.00
Distributed	(1,409,141)	$9.58
Forfeited	(1,263,235)	$5.73
PSU performance adjustment	(3,169,425)	$5.40
Outstanding at September 30, 2023	7,277,911	$2.63

Restricted Stock Units

Restricted stock units (“RSUs”) are subject to the recipient’s continued service to the Company. The RSUs are generally scheduled to vest over three years and are subject to the provisions of the agreement under the Plan.

During the nine months ended September 30, 2023, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	9,576,760	$5.91
Granted	15,543,125	$2.01
Distributed	(4,184,315)	$6.03
Forfeited	(2,032,916)	$3.64
Outstanding at September 30, 2023	18,902,654	$2.92

As of September 30, 2023, the total remaining unrecognized compensation cost related to RSUs amounted to $57.4 million, which is expected to be amortized over the weighted-average remaining requisite service periods of 2.8 years.

Stock Options

During the nine months ended September 30, 2023, the following activities involving stock options occurred under the Plan:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2023	2,115,664	$3.92
Granted	16,400,000	$6.05
Forfeited	(1,410,443)	$3.92
Cancelled/Expired	(315,221)	$5.99
Outstanding at September 30, 2023	16,790,000	$5.96

The fair value of the employee stock options granted was estimated using the following weighted average assumptions for the nine months ended:

	September 30,
	2023	2022
Share price	$2.13	$5.99
Exercise price	$6.05	$5.99
Dividend yield	0.0%	0.0%
Expected volatility	40.0%	30.0%
Risk-free interest rate	3.5%	2.0%
Expected term	6.5 years	6.5 years

As of September 30, 2023, the Company had approximately $7.1 million of total unrecognized compensation expense related to stock options, net of related forfeiture estimates, which the Company expects to recognize over a weighted-average period of approximately 3.8 years. The aggregate intrinsic value of all outstanding options as of September 30, 2023 was $2.9 million. The intrinsic value of a stock option is the amount by which the market value of the underlying common stock exceeds the exercise price of the option. There were no options exercised during the nine months ended September 30, 2023 and 2022.

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

The following is a reconciliation of basic and diluted net earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and earnings per share data)	2023	2022	2023	2022
Basic earnings per share computation:
Numerator:
Net (loss) income attributable to stockholders of Advantage Solutions Inc.	$(24,338)	$21,059	$(80,687)	$43,395
Denominator:
Weighted average common shares - basic	324,706,866	318,821,895	323,353,308	318,345,565
Basic (loss) earnings per common share	$(0.07)	$0.07	$(0.25)	$0.14
Diluted earnings per share computation:
Numerator:
Net (loss) income attributable to stockholders of Advantage Solutions Inc.	$(24,338)	$21,059	$(80,687)	$43,395
Denominator:
Weighted average common shares outstanding	324,706,866	318,821,895	323,353,308	318,345,565
Restricted and Performance Stock Units	—	602,566	—	496,968
Employee stock purchase plan and stock options	—	300,604	—	348,271
Weighted average common shares - diluted	324,706,866	319,725,065	323,353,308	319,190,804
Diluted (loss) earnings per common share	$(0.07)	$0.07	$(0.25)	$0.14

The Company had 18,578,321 warrants to purchase Class A common stock at $11.50 per share outstanding at September 30, 2023 and 2022, respectively, which have been excluded in the calculation of diluted earnings per common share, as the weighted average market price of the common stock during the three and nine months ended September 30, 2023 and 2022 did not exceed the exercise price of the warrants.

In accordance with the treasury method the weighted average shares outstanding assuming dilution include the incremental effect of stock-based awards, except when such effect would be antidilutive. Stock-based awards in accordance with the treasury stock method were 8.7 million and 4.0 million during the three and nine months ended September 30, 2023, respectively, but were not included in the computation of diluted loss per common share, because the net loss position of the Company made them antidilutive. In addition, PSUs related to 7.3 million shares assuming achievement of the Target Goals were outstanding for the nine months ended September 30, 2023 and 2022, respectively, but were not included in the computation of diluted (loss) earnings per common share, as the performance targets were not yet met during the nine months ended September 30, 2023 and 2022, respectively.

12. Subsequent Events

In October 2023, the Company entered into an agreement and sold a business unit within its sales segment for cash consideration of $10.0 million subject to working capital and performance adjustments, which the transaction did not meet the criteria for held-for-sale classification as of September 30, 2023.

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

Through our sales segment, which generated approximately 58.6% and 63.1% of our total revenues in the nine months ended September 30, 2023 and 2022, respectively, we offer headquarter sales representation services to consumer goods manufacturers, for whom we prepare and present to retailers a business case to increase distribution of manufacturers’ products and optimize how they are displayed, priced and promoted. We also make in-store merchandising visits for both manufacturer and retailer clients to ensure the products are adequately stocked and properly displayed.

Through our marketing segment, which generated approximately 41.4% and 36.9% of our total revenues in the nine months ended September 30, 2023 and 2022, respectively, we help brands and retailers reach consumers through two main categories within the marketing segment. The first and largest category is our retail experiential business, also known as in-store sampling or demonstrations, where we manage highly customized large-scale sampling programs (both in-store and online) for leading retailers. The second category is our collection of specialized agency services, in which we provide private label services to retailers and develop granular marketing programs for brands and retailers through our shopper, consumer, and digital marketing agencies.

Impacts of the COVID-19 Pandemic

Our services experienced the effects from reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by services and geography, the spending reductions impacted all of our services and markets. Globally, the most impacted services were our in-store sampling and demonstration services, which have continued to improve through the third quarter of 2023.

Summary

Our financial performance for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 includes:

•
Revenues increased by $45.0 million, or 4.3%, to $1,096.1 million;
•
Operating income decreased by $30.9 million, or 65.9%, to $16.0 million;
•
Net loss increased by $45.8 million to $22.6 million
•
Adjusted Net Income decreased by $24.8 million, or 39.6%, to $37.9 million
•
Adjusted EBITDA decreased by $5.1 million, or 4.3%, to $113.1 million

Our financial performance for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 includes:

•
Revenues increased by $198.1 million, or 6.7%, to $3,145.1 million;
•
Operating income decreased by $68.1 million, or 69.4%, to $30.0 million;
•
Net loss increased by $122.5 million to $78.1 million;
•
Adjusted Net Income decreased by $64.4 million, or 42.2%, to $88.2 million; and
•
Adjusted EBITDA decreased by $13.9 million, or 4.3%, to $309.4 million.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, payroll taxes and benefits for corporate personnel. Other overhead costs include information technology, professional services fees, including accounting and legal services, and other general corporate expenses. Additionally, included in selling, general and administrative expenses are costs associated with various internal reorganization activities, including professional fees, lease exit costs, severance, and nonrecurring compensation costs, and the changes in fair value of the contingent consideration of acquisitions and other acquisition and divestiture related costs. Acquisition and divestiture related costs are comprised of fees related to change of equity ownership, transaction costs, professional fees, due diligence and integration activities.

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

Depreciation Expense

Depreciation expense relates to the property and equipment that we own, which represented less than 1% of our total assets at September 30, 2023 and 2022, respectively.

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

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

The following table sets forth items derived from the Company’s consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 in dollars and as a percentage of total revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2023		2022		2023		2022
Revenues	$1,096,059	100.0%	$1,051,095	100.0%	$3,145,097	100.0%	$2,946,979	100.0%
Cost of revenues	947,546	86.5%	908,523	86.4%	2,740,347	87.1%	2,536,256	86.1%
Selling, general, and administrative expenses	76,065	6.9%	37,945	3.6%	204,445	6.5%	138,594	4.7%
Depreciation and amortization	56,465	5.2%	57,785	5.5%	170,307	5.4%	173,997	5.9%
Total expenses	1,080,076	98.5%	1,004,253	95.5%	3,115,099	99.0%	2,848,847	96.7%
Operating income	15,983	1.5%	46,842	4.5%	29,998	1.0%	98,132	3.3%
Other expenses (income):
Change in fair value of warrant liability	586	0.1%	(1,100)	(0.1)%	587	0.0%	(21,456)	(0.7)%
Interest expense, net	42,302	3.9%	23,557	2.2%	119,952	3.8%	63,628	2.2%
Total other expenses	42,888	3.9%	22,457	2.1%	120,539	3.8%	42,172	1.4%
(Loss) income before income taxes	(26,905)	(2.5)%	24,385	2.3%	(90,541)	(2.9)%	55,960	1.9%
(Benefit from) provision for income taxes	(4,323)	(0.4)%	1,158	0.1%	(12,435)	(0.4)%	11,523	0.4%
Net (loss) income	$(22,582)	(2.1)%	$23,227	2.2%	$(78,106)	(2.5)%	$44,437	1.5%
Other Financial Data
Adjusted Net Income(1)	$37,889	3.5%	$62,682	6.0%	$88,163	2.8%	$152,541	5.2%
Adjusted EBITDA(1)	$113,149	10.3%	$118,268	11.3%	$309,431	9.8%	$323,329	11.0%

(1)
Adjusted Net Income and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA and reconciliations of Net income to Adjusted Net Income and Adjusted EBITDA, see “—Non-GAAP Financial Measures.”

Comparison of the Three Months Ended September 30, 2023 and 2022

Revenues

	Three Months Ended September 30,		Change
(amounts in thousands)	2023	2022	$	%
Sales	$628,546	$646,246	$(17,700)	(2.7)%
Marketing	467,513	404,849	62,664	15.5%
Total revenues	$1,096,059	$1,051,095	$44,964	4.3%

Total revenues increased by $45.0 million, or 4.3%, during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Excluding revenues from divested businesses, net of acquired businesses, and unfavorable foreign exchange rates, revenues increased 5.8%.

The sales segment revenues decreased $17.7 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Excluding $19.4 million revenues from divested businesses, net of acquired businesses and favorable foreign exchange rates of $6.1 million, the segment experienced a decrease of $4.4 million in organic revenues primarily due to a decrease in our retail merchandising services as a result of an intentional client exit, partially offset by pricing realization and growth in our European joint venture.

The marketing segment revenues increased $62.7 million during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. Excluding revenues from a divested business of $2.0 million and unfavorable foreign exchange rates of $1.2 million, the segment experienced an increase of $65.9 million in organic revenues. The increase in revenues was primarily due to an increase in our in-store sampling and demonstration services from event volume and pricing realization, partially offset by a decrease in our digital services.

Cost of Revenues

Cost of revenues as a percentage of revenues for the three months ended September 30, 2023 was 86.5%, as compared to 86.4% for the three months ended September 30, 2022, which stayed relatively consistent.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the three months ended September 30, 2023 was 6.9%, compared to 3.6% for the three months ended September 30, 2022. The increase as a percentage of revenues was primarily due to $18.9 million increase in costs associated with our internal reorganization activities, largely related to professional fees and severance, coupled with increased incentive compensation and technology expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense was $56.5 million for the three months ended September 30, 2023 compared to $57.8 million for the three months ended September 30, 2022. The decrease is largely attributable to a decrease in the amortization expenses from our trade names and the divested businesses.

Operating Income

	Three Months Ended September 30,		Change
(amounts in thousands)	2023	2022	$	%
Sales	$5,995	$31,765	$(25,770)	(81.1)%
Marketing	9,988	15,077	(5,089)	(33.8)%
Total operating income	$15,983	$46,842	$(30,859)	(65.9)%

In the sales segment, the decrease in operating income during the three months ended September 30, 2023 was primarily due to the decrease in revenues and increase in costs associated with our internal reorganization activities as described above.

In the marketing segment, the decrease in operating income during the three months ended September 30, 2023 was due to increase in costs associated with our internal reorganization activities as described above.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability was $0.6 million of non-cash loss for the three months ended September 30, 2023 compared to $1.1 million of non-cash gain resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the three months ended September 30, 2022.

Interest Expense, net

Interest expense, net increased by $18.7 million, or 79.6%, to $42.3 million for the three months ended September 30, 2023, from $23.6 million for the three months ended September 30, 2022. The increase in interest expense was primarily due to the higher interest rates, partially offset by change in fair value in our derivative instruments and gain associated with the repurchases of Term Loan Facility debt for the three months ended September 30, 2023.

(Benefit from) Provision for Income Taxes

Benefit from income taxes was $4.3 million for the three months ended September 30, 2023 as compared to $1.2 million of provision for income taxes for the three months ended September 30, 2022. The change was primarily attributable to a pre-tax loss during the three months ended September 30, 2023 compared to a pre-tax income during the three months ended September 30, 2022.

Net (Loss) Income

Net loss was $22.6 million for the three months ended September 30, 2023, compared to net income of $23.2 million for the three months ended September 30, 2022. The increase in net loss was primarily driven by the decrease in operating income and the increase in interest expense as described above.

Adjusted Net Income

The decrease in Adjusted Net Income for the three months ended September 30, 2023 was attributable to the decrease in operating income and the increase in interest expense partially offset by the decrease in the provision for income taxes. For a reconciliation of Adjusted Net Income to Net income, see “ —Non-GAAP Financial Measures.”

Adjusted EBITDA and Adjusted EBITDA by Segment

	Three Months Ended September 30,		Change
(amounts in thousands)	2023	2022	$	%
Sales	$66,927	$76,172	$(9,245)	(12.1)%
Marketing	46,222	42,096	4,126	9.8%
Total Adjusted EBITDA	$113,149	$118,268	$(5,119)	(4.3)%

Adjusted EBITDA decreased by $5.1 million, or 4.3%, to $113.1 million for the three months ended September 30, 2023, from $118.3 million for the three months ended September 30, 2022. In the sales segment, the decrease was primarily attributable to decline in revenues and increase in cost of revenues, largely due to inflationary pressures, increased incentive compensation and technology expenses. In the marketing segment, the increase was driven largely by the growth in revenues from the in-store sampling and demonstration services as described above. For a reconciliation of Adjusted EBITDA to Net income, see “—Non-GAAP Financial Measures.”

Comparison of the Nine Months Ended September 30, 2023 and 2022

Revenues

	Nine Months Ended September 30,		Change
(amounts in thousands)	2023	2022	$	%
Sales	$1,841,718	$1,842,347	$(629)	(0.0%)
Marketing	1,303,379	1,104,632	198,747	18.0%
Total revenues	$3,145,097	$2,946,979	$198,118	6.7%

Total revenues increased by $198.1 million, or 6.7%, during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Excluding revenues from divested businesses, net of acquired businesses, and unfavorable foreign exchange rates, revenues increased 8.0%.

The sales segment revenues decreased $0.6 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. Excluding $29.8 million revenues from divested businesses, net of acquired businesses and unfavorable foreign exchange rates of $3.0 million, the segment experienced an increase of $32.2 million in organic revenues primarily due to growth in our European joint venture and an increase in our retail-centric merchandising services with an increase in volume and pricing realization, partially offset by an intentional client exit.

The marketing segment revenues increased $198.7 million during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022, of which $2.8 million were revenues from acquired businesses, net of a divested business. Excluding revenues from acquired and divested businesses and unfavorable foreign exchange rates of $8.8 million, the segment experienced an increase of $204.7 million in organic revenues. The increase in revenues was primarily due to an increase in our in-store sampling and demonstration services and pricing realization, partially offset by a decrease in certain of our digital services.

Cost of Revenues

Cost of revenues as a percentage of revenues for the nine months ended September 30, 2023 was 87.1%, as compared to 86.1% for the nine months ended September 30, 2022. The increase as a percentage of revenues was largely attributable to inflationary cost pressures and the change in the revenue mix of our services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the nine months ended September 30, 2023 was 6.5%, compared to 4.7% for the nine months ended September 30, 2022. The increase as a percentage of revenues was primarily due to $34.9 million increase in internal reorganization activities, largely related to professional fees and severance, $17.4 million increase in non-cash loss on disposal of assets, coupled with increased incentive compensation, litigation expenses and technology expenese, partially offset by $12.5 million decrease in acquisition-related expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense was $170.3 million for the nine months ended September 30, 2023 compared to $174.0 million for the nine months ended September 30, 2022. The decrease is largely attributable to a decrease in the amortization expenses from our trade names and the divested businesses.

Operating Income

	Nine Months Ended September 30,		Change
(amounts in thousands)	2023	2022	$	%

Sales	$8,972	$65,915	$(56,943)	(86.4%)
Marketing	21,026	32,217	(11,191)	(34.7%)
Total operating income	$29,998	$98,132	$(68,134)	(69.4%)

The decrease in operating income during the nine months ended September 30, 2023 was due to one-time charges in selling, general and administrative expenses as described above.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability increased by $22.0 million due to non-cash gain for the nine months ended September 30, 2022 resulting from a fair value adjustment to warrant liability with respect to the private placement warrants.

Interest Expense, net

Interest expense, net increased by $56.3 million, or 88.5%, to $120.0 million for the nine months ended September 30, 2023, from $63.6 million for the nine months ended September 30, 2022. The increase in interest expense was primarily due to the higher interest rates and the change in fair value in our derivative instruments for the nine months ended September 30, 2022, partially offset by gain associated with the repurchases of Term Loan Facility debt for the nine months ended September 30, 2023.

(Benefit from) Provision for Income Taxes

Benefit from income taxes was $12.4 million for the nine months ended September 30, 2023 as compared to $11.5 million of provision for income taxes for the nine months ended September 30, 2022. The change was primarily attributable to a pre-tax loss during the nine months ended September 30, 2023 compared to a pre-tax income during the nine months ended September 30, 2022.

Net (Loss) Income

Net loss was $78.1 million for the nine months ended September 30, 2023, compared to net income of $44.4 million for the nine months ended September 30, 2022. The increase in net loss was primarily driven by the decrease in operating income and the increase in interest expense as described above.

Adjusted Net Income

The decrease in Adjusted Net Income for the nine months ended September 30, 2023 was attributable to the increase in interest expense, net and the decrease in operating income as described above, partially offset by the benefit from income taxes. For a reconciliation of Adjusted Net Income to Net (loss) income, see “ —Non-GAAP Financial Measures.”

Adjusted EBITDA and Adjusted EBITDA by Segment

	Nine Months Ended September 30,		Change
(amounts in thousands)	2023	2022	$	%

Sales	$196,444	$216,158	$(19,714)	(9.1)%
Marketing	112,987	107,171	5,816	5.4%
Total Adjusted EBITDA	$309,431	$323,329	$(13,898)	(4.3)%

Adjusted EBITDA decreased by $13.9 million, or 4.3%, to $309.4 million for the nine months ended September 30, 2023, from $323.3 million for the nine months ended September 30, 2022. In the sales segment, the decrease was primarily attributable to decline in revenues and increase in cost of revenues, largely due to inflationary pressures, increase in incentive compensation and technology expenses. In the marketing segment, the increase was driven largely by the growth in revenues from the in-store sampling and demonstration services as described above, partially offset by headwinds in our higher-margin digital services. For a reconciliation of Adjusted EBITDA to Net (loss) income, see “—Non-GAAP Financial Measures.”

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

A reconciliation of Adjusted Net Income to Net income is provided in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Net (loss) income	$(22,582)	$23,227	$(78,106)	$44,437
Less: Net income attributable to noncontrolling interest	1,756	2,168	2,581	1,042
Add:
Equity-based compensation of Karman Topco L.P.(a)	209	(828)	(3,278)	(7,142)
Change in fair value of warrant liability	586	(1,100)	587	(21,456)
Fair value adjustments related to contingent consideration related to acquisitions(b)	2,231	(340)	11,591	5,448
Acquisition-related expenses(c)	1,591	4,260	4,521	17,061
Reorganization and restructuring expenses(d)	22,416	3,562	39,401	4,458
Litigation expenses (recovery)(e)	4,314	—	8,664	(800)
Loss on disposal of assets(f)	2,553	—	20,208	2,782
Amortization of intangible assets(g)	49,196	49,997	148,470	150,930
Costs associated with COVID-19, net of benefits received(h)	(49)	2,009	3,285	4,945
Gain on repurchases of Term Loan Facility debt(i)	(272)	—	(5,241)	—
Recovery from Take 5(j)	—	—	(1,675)	—
Costs associated with the Take 5 Matter(k)	53	278	232	2,088
Tax adjustments related to non-GAAP adjustments(l)	(20,601)	(16,215)	(57,915)	(49,168)
Adjusted Net Income	$37,889	$62,682	$88,163	$152,541

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

A reconciliation of Adjusted EBITDA to Net income is provided in the following table:

Consolidated	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Net (loss) income	$(22,582)	$23,227	$(78,106)	$44,437
Add:
Interest expense, net	42,302	23,557	119,952	63,628
Provision for (benefit from) income taxes	(4,323)	1,158	(12,435)	11,523
Depreciation and amortization	56,465	57,785	170,307	173,997
Equity-based compensation of Karman Topco L.P.(a)	209	(828)	(3,278)	(7,142)
Change in fair value of warrant liability	586	(1,100)	587	(21,456)
Fair value adjustments related to contingent consideration related to acquisitions(b)	2,231	(340)	11,591	5,448
Acquisition-related expenses(c)	1,591	4,260	4,521	17,061
Loss on disposal of assets(f)	2,553	—	20,208	2,782
Reorganization and restructuring expenses(d)	22,416	3,562	39,401	4,458
Litigation expenses (recovery)(e)	4,314	—	8,664	(800)
Costs associated with COVID-19, net of benefits received(h)	(49)	2,009	3,285	4,945
Recovery from Take 5(j)	—	—	(1,675)	—
Costs associated with the Take 5 Matter(k)	53	278	232	2,088
Stock-based compensation expense(m)	10,074	7,174	32,510	29,906
EBITDA for economic interests in investments(l)	(2,691)	(2,474)	(6,333)	(7,546)
Adjusted EBITDA	$113,149	$118,268	$309,431	$323,329

Financial information by segment, including a reconciliation of Adjusted EBITDA by Segment to operating income, the closest GAAP financial measure, is provided in the following table:

Sales Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Operating income	$5,995	$31,765	$8,972	$65,915
Add:
Depreciation and amortization	38,896	39,798	118,100	121,310
Equity-based compensation of Karman Topco L.P.(a)	259	(320)	(1,822)	(4,004)
Fair value adjustments related to contingent consideration related to acquisitions(b)	179	(1,901)	8,080	4,992
Acquisition-related expenses(c)	970	2,880	3,070	10,952
Loss on disposal of assets(f)	2,543	—	15,997	2,782
Reorganization and restructuring expenses(d)	12,745	2,360	24,687	3,519
Litigation expenses (recovery)(e)	2,287	—	6,637	(100)
Costs associated with COVID-19, net of benefits received(h)	7	166	364	801
Stock-based compensation expense(m)	5,408	4,080	18,411	18,009
EBITDA for economic interests in investments(n)	(2,362)	(2,656)	(6,052)	(8,018)
Sales Segment Adjusted EBITDA	$66,927	$76,172	$196,444	$216,158

Marketing Segment	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(in thousands)
Operating income	$9,988	$15,077	$21,026	$32,217
Add:
Depreciation and amortization	17,569	17,987	52,207	52,687
Equity-based compensation of Karman Topco L.P.(a)	(50)	(508)	(1,456)	(3,138)
Fair value adjustments related to contingent consideration related to acquisitions(b)	2,052	1,561	3,511	456
Acquisition-related expenses(c)	621	1,380	1,451	6,109
Loss on disposal of assets(f)	10	—	4,211	—
Reorganization and restructuring expenses(d)	9,671	1,202	14,714	939
Litigation expenses (recovery)(e)	2,027	—	2,027	(700)
Costs associated with COVID-19, net of benefits received(h)	(56)	1,843	2,921	4,144
Recovery from Take 5(j)	—	—	(1,675)	—
Costs associated with the Take 5 Matter(k)	53	278	232	2,088
Stock-based compensation expense(m)	4,666	3,094	14,099	11,897
EBITDA for economic interests in investments(n)	(329)	182	(281)	472
Marketing Segment Adjusted EBITDA	$46,222	$42,096	$112,987	$107,171

(a)

Represents expenses related to (i) equity-based compensation expense associated with grants of Common Series D Units of Topco made to one of the equity holders of Topco and (ii) equity-based compensation expense associated with the Common Series C Units of Topco.

(b)

Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions. See Note 5—Fair Value of Financial Instruments to our unaudited condensed financial statements for the three and nine months ended September 30, 2023 and 2022.

(c)

Represents fees and costs associated with activities related to our acquisitions, divestitures, and related reorganization activities, including professional fees, due diligence, and integration activities.

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

(i)

Represents a gain associated with the repurchases of Term Loan Facility debt during the three and nine months ended September 30, 2023. For additional information, refer to Note 4—Debt to our unaudited condensed financial statements for the three and nine months ended September 30, 2023 and 2022.

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

Cash Flows

A summary of our cash operating, investing and financing activities are shown in the following table:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$180,712	$81,950
Net cash used in investing activities	(15,490)	(103,062)
Net cash used in financing activities	(114,773)	(32,920)
Net effect of foreign currency fluctuations on cash	(1,362)	(12,311)
Net change in cash, cash equivalents and restricted cash	$49,087	$(66,343)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2023 consisted of net loss of $78.1 million adjusted for certain non-cash items, including loss on disposal of assets of $20.2 million, gain on repurchases of Term Loan Facility debt of $5.2 million, depreciation and amortization of $170.3 million and effects of changes in working capital. Net cash used in operating activities during the nine months ended September 30, 2022 consisted of net income of $44.4 million adjusted for certain non-cash items, including depreciation and amortization of $174.0 million and effects of changes in working capital. The increase in cash provided by operating activities during the nine months ended September 30, 2023 relative to the same period in 2022 was primarily due to increased working capital requirements to stand up our services during the nine months ended September 30, 2022, together with improvement of days sales outstanding for our accounts receivable.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023 primarily consisted of the purchase of property and equipment of $29.7 million, partially offset by the proceeds from divestiture. Net cash used in investing activities during the nine months ended September 30, 2022 primarily consisted of the purchase of businesses, net of cash acquired of $74.4 million and purchase of property and equipment of $30.0 million.

Net Cash Used in Financing Activities

We primarily finance our capital needs through cash flows from operations, however, we also incur long-term debt or borrow under lines of credit when necessary. Additionally, many of our acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of future financial performance by the operations attributable to the acquired companies. The portion of the cash payment up to the acquisition date fair value of the contingent consideration liability are classified as financing outflows, and amounts paid in excess of the acquisition date fair value of that liability are classified as operating outflows. From time to time, we may voluntarily repurchase our long-term debt to deploy capital that deleverages our balance sheet while generating a favorable rate of return.

Cash flows used in financing activities during the nine months ended September 30, 2023 were primarily related to repurchases of Term Loan Facility debt of $104.0 million, repayment of principal on our Term Loan Facility of $9.9 million, payments of contingent consideration and holdback payments of $3.5 million, partially offset by $1.3 million of proceeds from a government loan for COVID-19 relief and $2.2 million related to proceeds from the issuance of Class A common stock. Cash flows used in financing activities during the nine months ended September 30, 2022 were primarily related to payments of contingent consideration and holdback payments of $31.7 million, repayment of principal on our Term Loan Facility of $9.9 million, partially offset by

$3.3 million related to proceeds from the issuance of Class A common stock and $5.2 million of contribution from noncontrolling interest.

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

Revolving Credit Facility

Our Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $500.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under our Revolving Credit Facility then in effect. Loans under the Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A., is administrative agent and ABL Collateral Agent. The Revolving Credit Facility is scheduled to mature in December 2027. We may use borrowings under the Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments. As of September 30, 2023, we had unused capacity under our Revolving Credit Facility available to us of $500.0 million, subject to borrowing base limitations (without giving effect to approximately $44.1 million of outstanding letters of credit and the borrowing base limitations for additional borrowings).

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

Term Loan Facility

The Term Loan Facility is a term loan facility denominated in U.S. dollars in an aggregate principal amount of $1.18 billion as of September 30, 2023. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of $1.325 billion principal amount. Borrowings will bear interest at a floating rate of Term SOFR plus an applicable margin of 4.50% per annum, subject to additional spread adjustment on SOFR ranging from 0.11% to 0.26%.

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

Interest and maturity

Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 at a rate of 6.50% per annum. The Notes will mature on November 15, 2028.

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

Cash and Cash Equivalents Held Outside the United States

As of September 30, 2023, and December 31, 2022, $64.3 million and $81.8 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries. As of September 30, 2023, and December 31, 2022, $23.2 million and $28.1 million, respectively, of our cash and cash equivalents were held by foreign branches.

We assessed our determination as to our indefinite reinvestment intent for certain of our foreign subsidiaries and recorded a deferred tax liability of approximately $0.9 million of withholding tax as of September 30, 2023 for unremitted earnings in Canada with respect to which we do not have an indefinite reinvestment assertion. We will continue to evaluate our cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds from the foreign subsidiaries except for Canada. We have continued to assert indefinite reinvestment on all other earnings as it is necessary for continuing operations and to grow the business. If at a point in the future our assertion changes, we will evaluate tax-efficient means to repatriate the income. In addition, we expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities such as business acquisitions or to settle debt, we could elect to repatriate future earnings from foreign jurisdictions. These alternatives could result in higher income tax expense or increased interest expense. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of September 30, 2023, to be indefinitely reinvested and, accordingly, no provision has been made for taxes in excess of the $0.9 million noted above.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are included in our 2022 Annual Report and did not materially change during the nine months ended September 30, 2023.

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

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars, British pounds and euros, respectively, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated loss before taxes would have decreased by approximately $2.8 million for the nine months ended September 30, 2023.

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

As of September 30, 2023, we had an interest rate cap with an aggregate notional value of principal of $650.0 million with a maturity date of December 16, 2024. We also had interest rate collar contracts with an aggregate notional value of principal of $300.0 million with a maturity date of April 5, 2026. The aggregate fair value of our interest rate caps and collars represented an outstanding net asset of $39.3 million as of September 30, 2023.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the Term Loan Facility and Revolving Credit Facility would have resulted in an increase of $0.7 million in interest expense, net of gains from interest rate caps and collars, for the nine months ended September 30, 2023.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2023, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ADVANTAGE SOLUTIONS INC.

By:	/s/ David Peacock
David Peacock
Chief Executive Officer (Principal Executive Officer)
Date:	November 7, 2023

By:	/s/ Christopher Growe
Christopher Growe
Chief Financial Officer (Principal Financial Officer)
Date:	November 7, 2023