Form 10-K
period 2023-12-31
Advantage Solutions Inc.
filed 2024-03-01
CIK 1776661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $2.34 reported on the Nasdaq Global Select Market, was approximately $204 million.

As of February 29, 2024, there were 320,426,923 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this report to the extent stated.

Advantage Solutions Inc.

Part I

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) and other documents we file with the Securities and Exchange Commission (“SEC”) contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. In addition, we, or others on our behalf, may make forward-looking statements in press releases, written statements or our communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We describe our respective risks, uncertainties and assumptions that could affect the outcome or results of operations in Part I, Item 1A. Risk Factors. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Analytics, Insights and Intelligence

To support our sales efforts, we field a team of analytics professionals who provide category and space management services. These professionals analyze consumer purchase and retailer data to identify opportunities to increase the sales of our clients’ products and categories. We use analytical tools, which aggregate data to guide sales strategies to expand product distribution and optimize other factors such as assortment, planograms, pricing and trade promotions. We also use post-promotion analytical tools to evaluate promotion effectiveness and work with clients and retailers to make the adjustments necessary to meet sales and profit objectives at the product and category level. Our teams of category managers are available in every market, including some who sit onsite with retailers and assist in developing analysis to support recommendations. We also conduct advanced analytical services for clients such as retailer point-of-sale and shopper card analytics and primary market and shopper research.

Brand-Centric Merchandising

We deploy teams in retail locations to support manufacturers’ in-store sales strategies. Our associates conduct both cyclical and ad hoc store visits to manage product availability and positioning, implement promotions, install point-of-purchase displays and perform other value-added merchandising services. Tablet technology and software are used extensively in the workflow. For example, routing software helps guide our associates from location to location in the most efficient and effective way based on factors such as store volume, sales velocity, store location and in-store conditions. In store, our associates use our merchandising application and scanners to efficiently and effectively execute a range of activities such as distribution tasks, validating promotional compliance or answering survey questions.

We leverage software for daily point-of-sale store data, supply chain data and advanced algorithms to target and correct potential store-level merchandising issues in real time, such as stock keeping units that are void, out of stock or past expiration. We use this information to improve the routing of our retail teams to stores where issues exist, or may soon exist, as well as prioritize our associates’ work to address the highest-value opportunities while conducting a store visit.

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

Retailer-Centric Services

We leverage our strategic position with retailers to develop solutions that address their needs. Our retailer-centric services include:

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

Since founding our marketing business, we have grown to become a national agency collective and are the agency of record for many of the most recognized brands across the retail, packaged goods, technology, apparel, automotive, travel, entertainment, education and healthcare industries. We were ranked by Ad Age as the largest U.S. promotions agency and the largest U.S. experiential and event marketing agency from 2014 to 2023 based on prior year revenues.

Within our marketing segment, we typically generate revenues on a fee-for-service, cost-plus or commission basis.

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

Our brand experiential solutions include large-scale festivals and mobile tours, as well as assisted sales programs whereby our associates act as extensions of client sales teams, educating consumers as well as store employees.

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

Organizational Changes

During the fourth quarter of 2023, certain organizational changes were announced that will impact our future internal reporting. As a result of these changes, we expect to have three reportable segments. We expect that any operational changes impacting our reportable segments will be effective in the first quarter of 2024.

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

Human Capital Management

Our people represent one of the most important assets to our business. As of December 31, 2023, we employed approximately 70,000 associates. Approximately 20,000 are full-time and approximately 50,000 are part-time. Approximately 59,000 of our associates are in the United States. As of December 31, 2023, none of our associates in the United States were represented by a trade union or were the subject of a collective bargaining agreement.

We are committed to creating a performance culture with a high degree of associate engagement. Our talent and leadership development programs are intended to foster our associates’ ambitions, help develop their careers and support their changing needs and the needs of the business. We believe that our associates’ contributions and active engagement with their fellow associates are important to our operational performance. Furthermore, as our company, industry and clients evolve, we are focused at all levels on improving turnover, retention, development, and the overall associate experience.

We experience meaningful turnover among our entry-level associates each year, and the turnover is most significant among those who work part-time. We experience less turnover among our mid-level and senior-level associates. Given the nature of these needs, our recruiting and retention practices are important to meeting the needs and expectations of our clients and customers. As such, we set clear objectives with our associates, analyze performance and reward and recognize associates who outperform. At the same time, we remain committed to providing opportunities for our associates to grow and develop their careers with us and encourage internal promotions to leadership roles within our business units for high-performing or motivated associates. No matter their career goals, we are committed to developing, rewarding and retaining high-quality associates as we transform our business in response to the ever-changing needs of our clients and industry.

We strive to cultivate respect, trust and transparency, and we embrace a diversity of thought and of people. We are committed to creating a workplace where everyone is respected, valued, feels a sense of belonging and has an equitable opportunity to succeed. We believe diversity, equity and inclusion are important components of our commitment to put people first and our long-term success as an enterprise. We believe that a diverse workforce that is reflective of our diverse customer base will position us to better understand customers’ wants and needs, which we believe drives our ability to deliver superior customer value and successfully innovate. Diverse perspectives amongst our team allows them to evaluate issues through different experiences and perspectives and help guide us in a thoughtful way. Our diversity, equity and inclusion efforts include enterprise-wide training, a DE&I board, and eight distinct employee resource groups, and we encourage a culture of inclusivity.

Intellectual Property

We own or have the rights to use certain trade names and trademarks that are registered with the U.S. Patent and Trademark Office or other foreign trademark registration offices or exist under common law in the United States and other jurisdictions. Trade names that are important in identifying and distinguishing our business include, but are not limited to, Advantage Solutions, Advantage Sales, Daymon, SAS and, Club Demonstration Services. Our rights to some of these trade names and trademarks may be limited to select markets. We also own domain names, including advantagesolutions.net.

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

Available Information

We maintain a link to investor relations information on our website, www.advantagesolutions.net, where we make available, free of charge, SEC filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.

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
•
the effects of the COVID-19 pandemic or future pandemics and the measures taken to mitigate its spread including its adverse effects on our business, results of operations, financial condition and liquidity;
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
•
complications with the design or implementation of our new enterprise resource planning system;
•
changes in applicable laws or regulations;
•
the possibility that we may be adversely affected by other political, economic, business, and/or competitive factors;

•
potential and actual harms to our business arising from the matter related to the 2018 acquisition of Take 5 Media Group (the “Take 5 Matter”);
•
failure to meet environmental, social and governance (“ESG”) expectations or standards could adversely affect our business, results of operations, financial condition, or stock price;
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

Changes in labor laws related to employee hours, wages, job classification and benefits, including health care benefits, could adversely affect our business, financial condition or results of operations. As of December 31, 2023, we employed approximately 70,000 associates, many of whom are paid above, but near, applicable minimum wages, and their wages may be affected by changes in minimum wage laws.

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

Future pandemics may have an adverse effect on our business, results of operations, financial condition and liquidity.

The COVID-19 pandemic, including the measures taken to mitigate its spread, had, and may continue to have, adverse effects on our business and operations. A resurgence of the COVID-19 pandemic, or a future pandemic or health epidemic, could adversely impact our business and results of operations in a number of ways . For example, the COVID-19 pandemic and measures taken to mitigate the spread of COVID-19, including restrictions on large gatherings, closures of face-to-face events and indoor dining facilities, “shelter in place” health orders and travel restrictions, had far-reaching direct and indirect impacts on many aspects of our operations, including temporary termination of certain in-store demonstration services and other services, as well as on consumer behavior and purchasing patterns. In particular, our marketing segment experienced a significant decline in revenues, primarily due to the temporary suspension or reduction of certain in-store demonstration services and decreased demand in our digital marketing services, both of which we believe were caused by the COVID-19 pandemic and the various governmental and private responses to the pandemic. In our sales segment, we experienced significant shifts in consumer spending preferences and habits.

We cannot predict the full extent to which a resurgence of the COVID-19 pandemic, or any future pandemic or health epidemic, may have similar or other adverse effects on our business, financial condition, results of operations and liquidity, and the degree to which it may impact other risk factors described in this Annual Report.

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

The consumer goods manufacturers and retailers to whom we provide our business solutions operate in highly competitive and rapidly changing environments. From time to time these parties may put their sales, retail, marketing and technology programs and relationships up for competitive review. We have occasionally lost accounts with significant clients as a result of these reviews in the past, and our clients are typically able to reduce or cancel current or future spending on our services on short notice for any reason. We believe that key competitive considerations for retaining existing and winning new accounts include our ability to develop solutions that meet the needs of these manufacturers and retailers in this environment, the quality and effectiveness of our services and our ability to operate efficiently. To the extent that we are not able to develop these solutions, maintain the quality and effectiveness of our services or operate efficiently, we may not be able to retain key clients, and our business, financial condition or results of operations may be adversely affected.

Our largest clients generate a significant portion of our revenues.

Our five largest clients generated approximately 18.8% of our revenues, none of which individually generated more than 5%, in the fiscal year ended December 31, 2023. These clients are generally able to reduce or cancel spending on our services on short notice for any reason. A significant reduction in spending on our services by our largest clients, or the loss of one or more of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our business and results of operations. In addition, when large retailers suspend or reduce in-store demonstration services, such as in response to the COVID-19 pandemic, our business and results of operations can be adversely affected.

The retail industry is evolving, and if we do not successfully develop and maintain relevant omni-channel services for our clients, our business, financial condition or results of operations could be adversely impacted.

Historically, substantially all of our sales segment revenues were generated by sales and services that ultimately occurred in traditional retail stores. The retail industry is evolving, as demonstrated by the number of retailers that offer both traditional retail stores and e-commerce platforms or exclusively e-commerce platforms. In addition, the COVID-19 pandemic placed pressure on the traditional retail store model, including store closures, changes in consumer spending, health and safety risks and compliance requirements. Consumers are increasingly using electronic devices to comparison shop, determine product availability and complete purchases online, a trend that has accelerated during the COVID-19 pandemic, and which may continue thereafter. If consumers continue to purchase more products online and e-commerce continues to displace brick-and-mortar retail sales, there may be a decrease in the demand for certain of our services. Omni-channel retailing is rapidly evolving and we believe we will need to keep pace with the changing consumer expectations and new developments by our competitors.

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

We operate businesses that require sophisticated data collection, processing and software for analysis and insights. Some of the technologies supporting the industries we serve are changing rapidly. We will be required to continue to adapt to changing technologies, either by developing and marketing new services or by enhancing our existing services, to meet client demand.

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

We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, in January 2024, we completed the disposition of a collection of our foodservice businesses, most notably Waypoint, within the sales segment. Such transactions pose risks and challenges that could negatively impact our business and financial statements. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. During the year ended December 31, 2023, the Company recognized a non-cash intangible asset impairment charge of $43.5 million related to the Company's indefinite-lived sales trade name, in connection with the Company’s deconsolidation of its European joint venture and planned disposition of its foodservice businesses. In addition, divestitures or other dispositions could decrease our Adjusted EBITDA or have other adverse financial, tax and accounting impacts and distract management, and disputes can arise with buyers. The resolution of any such disputes could adversely affect for our business, financial condition or results of operations.

Divestitures or other dispositions could have significant accounting and tax implications that could negatively impact our business, financial condition or results of operations.

If we approve plans to divest or dispose a business unit, accounting rules require us to reclassify assets associated with such business unit, including the value of contracts, client relationships, goodwill, and other intangible assets, as assets held for sale. Assets held for sale are recorded at the lower of their carrying value or fair value, less estimated costs to sell, and any required impairment charge is recorded upon reclassification of the assets to held for sale. Allocating goodwill to assets held for sale requires us to make certain assumptions about a business unit, including the financial performance of such business unit against our company as a whole. There are inherent uncertainties related to these estimates and assumptions. If actual results differ from our estimates or assumptions, including our estimated costs to sell, additional charges may be required in the future. If future charges are significant, this could have a material adverse effect on our results of operations. We will assess each divestiture or other disposition from a tax perspective and such assessment will rely on certain facts, assumptions, representations and undertakings regarding the past and future conduct of our businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, we could be subject to significant tax liabilities that minimize the benefits of such divestiture or other disposition.

Our corporate culture has contributed to our success and, if we are unable to maintain it as we evolve, our business, operating results and financial condition could be harmed.

We believe our corporate culture has been a significant factor in our success. However, as our company evolves, including through acquisitions, divestitures and the impacts of the COVID-19 pandemic, such as working remotely and reductions in workforce, it may be difficult to maintain our culture, which could reduce our ability to innovate and operate effectively. The failure to maintain the key aspects of our culture as our organization evolves could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and compromised the quality of our client service, all of which are important to our success and to the effective execution of our business strategy. If we are unable to maintain our corporate culture as we evolve and execute our growth strategies, our business, operating results and financial condition could be harmed.

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

We have made substantial investments in joint ventures and minority investments and may use these and other similar methods to expand our service offerings and geographical coverage in the future. These arrangements typically involve other business services companies as partners that may be competitors of ours in certain markets. Joint venture agreements may place limitations or restrictions on our services. For example, as part of our joint venture with, and investments in Smollan, we are restricted under certain circumstances from making direct acquisitions and otherwise expanding many of our service offerings into markets outside of North America. The limitations and restrictions tied to our joint venture and minority investments limit our potential business opportunities and reduce the economic opportunity for certain prospective international investments and operations.

Additionally, we may rely upon our equity partners or local management for operational and compliance matters associated with our joint ventures or minority investments. Moreover, our other equity partners and minority investments may have business interests, strategies or goals that are inconsistent with ours. Business decisions, including actions or omissions, of a joint venture or other equity partner or management for a business unit may adversely affect the value of our investment, result in litigation or regulatory action against us or adversely affect our growth and results of operations.

Our international operations and investments expose us to risks that could impede growth in the future, and our attempts to grow our business internationally may not be successful.

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
•
exposure to local political conditions, including adverse tax policies, civil unrest and war; and

•
the risks of a natural disaster, public health crisis (including the occurrence of a contagious disease or illness, such as the coronavirus), an outbreak of war, the escalation of hostilities and acts of terrorism in the jurisdictions in which we operate.

Additionally, in many countries outside of the United States, there has not been a historical practice of using third parties to provide sales and marketing services. Accordingly, while it is part of our strategy to expand certain services into international markets, it may be difficult for us to grow our international business units on a timely basis, or at all.

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

Complications with the design or implementation of our new enterprise resource planning system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new enterprise resource planning (“ERP”) system. which is expected to replace our existing operating and financial systems. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP system without experiencing delays, increased costs and other difficulties. If we are unable to successfully design and implement the new ERP system as planned, our financial positions, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be further delayed.

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

We have made acquisitions to complement and expand the services we offer and intend to continue to do so when attractive acquisition opportunities exist in the market. As a result of prior acquisitions, including the acquisition of our business in 2014 by our current majority stockholder, Karman Topco L.P. (“Topco”), we have goodwill and intangible assets recorded on our balance sheet of $0.9 billion and $1.6 billion, respectively, as of December 31, 2023, as further described in Note 3, Goodwill and Intangible Assets to our consolidated financial statements for the year ended December 31, 2023.

Under accounting guidelines, we must assess, at least annually, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. For example, during the year ended December 31, 2023, we recognized a non-cash intangible asset impairment charge of $43.5 million related to our indefinite-lived sales trade name, in connection with our deconsolidation of the European joint venture and planned disposition of the foodservice businesses. Additionally, during the year ended December 31, 2022, and in connection with our annual impairment assessment of goodwill and indefinite-lived intangible assets, we recognized non-cash goodwill and non-cash intangible asset impairment charges of $1,367.5 million and $205.0 million, respectively, in our reporting units and indefinite-lived trade names. While there was no single determinative event or factor, the consideration of the weight of evidence of several factors included: (a) sustained decline in our share price; (b) challenges in the labor market and continued inflationary pressures; and (c) an increase to the discount rate as a result of the recent increases in the interest rates which adversely affected the results of the quantitative impairment tests.

We can make no assurances that we will not record any additional impairment charges in the future. Any future reduction or impairment of the value of goodwill or other intangible assets will similarly result in charges against earnings, which could adversely affect our reported financial results in future periods.

Failures in, data breaches of, or incidents involving, our technology infrastructure could damage our business, reputation and brand and substantially harm our business and results of operations.

Our business is highly dependent on our ability to manage operations and process a large number of transactions on a daily basis. We rely heavily on our operating, payroll, financial, accounting and other data processing systems which require substantial support and maintenance, and may be subject to disabilities, errors, or other harms. If our data and network infrastructure were to fail, or if we were to suffer a data security breach, or an interruption or degradation of services in our data center, third-party cloud, and other infrastructure environments, we could lose important data, which could harm our business and reputation, and cause us to incur significant liabilities. Our facilities, as well as the facilities of third-parties that provide or maintain, or have access to our data or network infrastructure, are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that our or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired. Our information technology systems, and the information technology systems of our current or future third-party vendors, collaborators, consultants and service providers, could be penetrated by internal or external parties intent on extracting information, corrupting information, stealing intellectual property or trade secrets, or disrupting business processes. A third party’s decision to close facilities or terminate services without adequate notice, or other unanticipated problems, could adversely impact our operations. Any of the aforementioned risks may be augmented if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate in preventing the loss of data, service interruptions, disruptions to our operations or damages to important systems or facilities. Our data center, third-party cloud, and managed service provider infrastructure also could be subject to break-ins, cyber-attacks (including through the use of malware, software bugs, computer viruses, ransomware, social engineering, and denial of service), sabotage, intentional acts of vandalism and other misconduct, from a spectrum of actors ranging in sophistication from threats common to most industries to more advanced and persistent, highly organized adversaries. Any security breach or incident, including personal data breaches, that we experience could result in unauthorized access to, or misuse, modification, destruction or unauthorized acquisition of, our internal sensitive corporate data, such as personal data, financial data, trade secrets, intellectual property, or other competitively sensitive or confidential data. Such unauthorized access, misuse, acquisition, or modification of sensitive data may result in data loss, corruption or alteration, interruptions in our operations or damage to our computer hardware or systems or those of our employees or customers. Our systems have been the target of cyber-attacks. Although we have taken and continue to take steps to enhance our cybersecurity posture, we cannot assure that future cyber incidents will not occur or that our systems will not be targeted or breached in the future. Any such breach or unauthorized access could result in a disruption of the Company’s operations, the theft, unauthorized use or publication of the Company’s intellectual property, other proprietary information or the personal information of customers, employees, licensees or suppliers, a reduction of the revenues the Company is able to generate from its operations, damage to the Company’s brand and reputation, a loss of confidence in the security of the Company’s business and products, and significant legal and financial exposure. If any such incident results in litigation, we may be required to make significant expenditures in the course of such litigation and may be required to pay significant amounts in damages. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Significant unavailability of our services due to attacks could cause us to incur significant liability, could cause users to cease using our services and materially and adversely affect our business, prospects, financial condition and results of operations.

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

The selling and sharing of personal information by businesses for digital advertising and marketing purposes remains a priority of regulators, including the Federal Trade Commission and California Attorney General. In August 2022, the California Attorney General announced its first enforcement action under the CCPA against a retailer that to pay penalties and comply with injunctive terms, including overhauling its online disclosures and opt-out rights and providing regular reports to the California Attorney General regarding its data sharing practices. On January 27, 2023, the California Attorney General announced another CCPA enforcement sweep targeted at businesses with mobile apps, including popular apps in the retail, travel, and foodservice industries.

Four other states –Virginia, Colorado, Connecticut, and Utah – passed their own comprehensive privacy laws that went into effect throughout 2023. Seven states (Texas, Tennessee, Oregon, Montana, Iowa, Indiana, Delaware) passed their own comprehensive privacy laws in 2023 which will go into effect throughout 2024-2026. Like the CCPA, these laws regulate the collection, use and processing of personal information relating to residents of the respective states, and grants certain privacy rights to those residents. Other states are expected to consider and potentially pass similar privacy laws in 2024 and future years.

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

In addition, under GDPR, transfers of personal data are prohibited to countries outside of the EEA that have not been determined by the European Commission to provide adequate protections for personal data, including the United States. There are mechanisms to permit the transfer of personal data from the EEA to the United States, but there is also uncertainty as to the future of such mechanisms, which have been under consistent scrutiny and challenge. In July 2020, a decision of the Court of Justice of the European Union invalidated the EU-U.S. Privacy Shield Framework, a means that previously permitted transfers of personal data from the EEA to companies in the United States that certified adherence to the Privacy Shield Framework. In July 2023, the European Union and the United States agreed to replace the Privacy Shield Framework by implementing the E.U.-U.S. Data Privacy Framework. Standard contractual clauses approved by the European Commission to permit transfers from the EU to third countries currently remain as a basis on which to transfer personal data from the EEA to other countries. However, the standard contractual clauses are also subject to legal challenge, and in November 2020, the European Commission published a draft of updated standard contractual clauses. In January 2022, for example, Austria’s data protection authority determined that the use of Google Analytics violated the GDPR and the Court of Justice of the European Union’s “Schrems II” decision on international data transfers. We presently rely on standard contractual clauses to transfer personal data from EEA member countries, and we may be impacted by changes in law as a result of future review or invalidation of, or changes to, this mechanism by European courts or regulators. While we will continue to undertake efforts to conform to current regulatory obligations and evolving best practices, we may be unsuccessful in conforming to permitted means of transferring personal data from the European Economic Area. We may also experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use some of our services due to the potential risk exposure of personal data transfers and the current data protection obligations imposed on them by certain data protection authorities. Such customers may also view any alternative approaches to the transfer of any personal data as being too costly, too burdensome, or otherwise objectionable, and therefore may decide not to do business with us if the transfer of personal data is a necessary requirement.

Data protection requirements in China continued to change in 2023 and are expected change further in 2024. In 2023 new cross-border data transfer requirements came into force in China, and draft requirements for audit requirements for transborder data flows have been released, were not final at the end of 2023.

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

Civil litigation, including class actions, remains another source of potential liability under privacy laws. For example, cases filed under Illinois’ Biometric Information Privacy Act have resulted in large settlement amounts and damages awards against other companies due to the presence of statutory damages under that law. As another example, website owners and operators saw a wave of putative class actions filed against them in 2022 under the California Invasion of Privacy Act and similar federal and state surveillance and wiretapping laws, with claims centering on websites’ deployment of session monitoring, keylogging, chatbots, and other tracking and monitoring technologies. The inconsistency among court rulings regarding these legal claims renders the likelihood and dollar amount of potential liability and/or settlement value difficult to accurately quantify.

A data breach or any failure, or perceived failure, by us to comply with any federal, state or foreign privacy or consumer protection-related laws, regulations or other principles or orders to which we may be subject or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand and business, and may result in fines, enforcement actions, sanctions, claims (including claims for damages by affected individuals), investigations, proceedings or actions against us by governmental entities or others, or other penalties or liabilities or require us to change our operations and/or cease using certain data sets, among other negative consequences, any of which could have a material adverse effect on our business. Moreover, the proliferation of supply chain-based cyber-attacks and vendor security incidents increases these potential risks and costs even in cases where the attack did not target us, occur on our systems, or result from any action or inaction by us. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, regulators, business partners or payment companies about the incident and provide some form of remedy, such as refunds or identity theft monitoring services, for the individuals affected by the incident.

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

As a result of these matters, we may be subject to a number of additional harms, risks and uncertainties, including substantial costs for legal fees in connection with or related to the potential lawsuits by clients or other interested parties who claim to have been harmed by the misconduct at Take 5, other costs and fees related to the Take 5 Matter (in excess of the amounts already being offered as refunds), potential governmental investigations arising from the Take 5 Matter. In addition, if we do not prevail in any such litigation related to these matters, we could be subject to costs related to such litigation, including equitable relief, civil monetary damages, treble damages, or repayment, which may not be covered by insurance or may materially increase our insurance costs. We have incurred and will continue to incur additional costs regardless of the outcome of any such litigation or governmental investigation. In addition, there can be no assurance to what degree, if any, we will be able to recover any such costs or damages from the former owners of Take 5 or whether such former owners of Take 5 engaged in further unknown improper activities that may subject us to further costs or damages, including potential reputational harm. Likewise, such events have caused and may cause further diversion of our management’s time and attention. Any adverse outcome related to these matters cannot be predicted at this time, and may materially harm our business, reputation, financial condition and/or results of operations, or the trading price of our securities.

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

Failure to meet environmental, social and governance (“ESG”) expectations or standards could adversely affect our business, results of operations, financial condition, or stock price.

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

Our reputation and the quality of our brand are critical to our business and success in existing markets and will be critical to our success as we enter new markets. We believe that we have built our reputation on the high quality of our sales and marketing services, our commitment to our clients and our performance-based culture, and we must protect and grow the value of our brand in order for us to continue to be successful. Any incident that erodes client loyalty to our brand could significantly reduce its value and damage our business. Also, there has been a marked increase in the use of social media platforms and similar devices, including blogs, social media websites, and other forms of internet-based communications that provide individuals with access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information concerning us may be posted on such platforms at any time. Information posted may be adverse to our interests or may be inaccurate, each of which may harm our performance, prospects or business. The harm may be immediate without affording us an opportunity for redress or correction.

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

Changes to practices and policies of operating systems, websites and other digital platforms, including, without limitation, Apple’s or Android’s transparency policies, may reduce the quantity and quality of the data and metrics that can be collected or used by us and our clients or reduce the value of our digital services. These limitations may adversely affect both our and our clients’ ability to effectively target and measure the performance of our digital services. In addition, our clients and third-party vendors routinely evaluate their digital practices and policies, and if in the future they determine to modify such practices and policies for any reasons, including, without limitation, privacy, targeting, age or content concerns, this could decrease the desire for our digital services as compared to other alternatives. If we are unable to timely or effectively respond to changes in digital practices and policies, or if our clients do not believe that our digital services will generate a competitive return on investment relative to alternatives, then our business, financial condition or results of operations could be adversely affected.

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

Third parties may assert that we infringe, misappropriate or otherwise violate their intellectual property, including with respect to our digital solutions and other technologies that are important to our business, and may sue us for intellectual property infringement. We may not be aware of whether our products or services do or will infringe existing or future intellectual property rights of others. In addition, there can be no assurance that one or more of our competitors who have developed competing technologies or our other competitors will not be granted intellectual property rights for their technology and allege that we have infringed on such rights.

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

Consumer goods manufacturers and retailers are subject to a broad range of federal, state, local and international laws and regulations governing, among other things, the research, development, manufacture, distribution, marketing and post-market reporting of consumer products. These include laws administered by the U.S. Food and Drug Administration (the “FDA”), the U.S. Drug Enforcement Administration, the U.S. Federal Trade Commission, the U.S. Department of Agriculture and other federal, state, local and international regulatory authorities. For example, certain of our clients market and sell products containing cannabidiol (“CBD”). CBD products are subject to a number of federal, state, local and international laws and regulations restricting their use in certain categories of products and in certain jurisdictions. In particular, the FDA has publicly stated it is prohibited to sell into interstate commerce food, beverages or dietary supplements that contain CBD. These laws are broad in scope and subject to evolving interpretations, which could require us to incur costs associated with new or modified compliance requirements or require us or our clients to alter or limit our activities, including marketing and promotion, of such products, or to remove them from the market altogether.

If a regulatory authority determines that we or our current or future clients have not complied with the applicable regulatory requirements, our business may be materially impacted, and we or our clients could be subject to enforcement actions or loss of business. We cannot predict the nature of any future laws, regulations, interpretations or applications of the laws, nor can we determine what effect additional laws, regulations or administrative policies and procedures, if and when enacted, promulgated and implemented, could have on our business.

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

Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars, while our international operations earn revenues and incur expenses in the local currency, including Canadian dollars, Mexican pesos or euros. Because of currency exchange rate fluctuations, including possible devaluations, we are subject to currency translation exposure on the results of our operations, in addition to economic exposure. These risks could adversely impact our business or results of operations.

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

Our authorized capital stock consists of 3,290,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of February 29, 2024, the equity holders of Topco that participated in the PIPE Investment (as defined below) (collectively, the “Advantage Sponsors”, Topco and Conyers Park II Sponsor LLC, an affiliate of Centerview Capital Management, LLC and Conyers Park’s sponsor (the “CP Sponsor”) collectively own 232,361,313 shares, or 72.5% (including 58.3% held by Topco), of our outstanding common stock. Subject to applicable law, the Advantage Sponsors, through their direct ownership of our common stock and their ownership of equity interests of Topco, and the CP Sponsor are able to exert significant influence in the election of our directors and control actions to be taken by our stockholders, including amendments to our third amended and restated certificate of incorporation and approval of mergers, sales of substantially all of our assets, and other significant corporate transactions. It is possible that the interests of Topco, the Advantage Sponsors and the CP Sponsor may in some circumstances conflict with our interests and the interests of our other stockholders, including you.

We are a controlled company within the meaning of the Nasdaq Stock Market LLC listing requirements and as a result, may rely on exemptions from certain corporate governance requirements. To the extent we rely on such exemptions, you will not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Because of the voting power over our company held by Topco, the Advantage Sponsors, and the CP Sponsor and the voting arrangement between such parties, we are considered a controlled company for the purposes of the Nasdaq Global Select Market (“Nasdaq”) listing requirements. As such, we are exempt from the corporate governance requirements that our board of directors, compensation committee, and nominating and corporate governance committee meet the standard of independence established by those corporate governance requirements. The independence standards are intended to ensure that directors who meet the independence standards are free of any conflicting interest that could influence their actions as directors.

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

In addition, although we have opted out of Section 203 of the Delaware General Corporation Law, our certificate of incorporation contains similar provisions providing that we may not engage in certain “business combinations” with any “interested stockholder” for a three-year period following the time that the stockholder became an interested stockholder, subject to certain exceptions. Generally, a “business combination” includes a merger, asset, or stock sale or other transaction resulting in a financial benefit to the interested stockholder.

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

Our certificate of incorporation and bylaws require, to the fullest extent permitted by law, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our certificate of incorporation or bylaws, or (iv) any action asserting a claim against us governed by the internal affairs doctrine will have to be brought only in the Court of Chancery in the State of Delaware (or the federal district court for the District of Delaware or other state courts of the State of Delaware if the Court of Chancery in the State of Delaware does not have jurisdiction). Our certificate of incorporation and bylaws also require that the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”); however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Although we believe these provisions benefit us by providing increased consistency in the application of applicable law in the types of lawsuits to which they apply, the provisions may have the effect of discouraging lawsuits against our directors and officers. These provisions do not apply to any suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

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

In November 2021, our board of directors authorized a share repurchase program, under which we may repurchase up to $100 million of our outstanding Class A common stock (the “2021 Share Repurchase Program”). As of December 31, 2023, the remaining amount available for repurchase pursuant to the 2021 Share Repurchase Program is $81.1 million. However, we are not obligated to make any further purchases under the 2021 Share Repurchase Program and we may suspend or permanently discontinue this program at any time or significantly reduce the amount of repurchases under the program. Any announcement of a suspension, discontinuance or reduction of this program may negatively impact our reputation and investor confidence.

The valuation of our private placement warrants could increase the volatility in our net (loss) income in our consolidated statements of (loss) earnings.

We determine the fair value of the liability classified private placement warrants by approximating the value with the price of the public warrants at the respective period end. The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding private placement warrants issued in connection with the initial public offering of Conyers Park.

Significant changes in the price of the public warrants and the number of private placement warrants outstanding may adversely affect the volatility in our net (loss) income in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

Risks Related to Indebtedness

We need to continue to generate significant operating cash flow in order to fund our internal investments and acquisitions and to service our debt.

Our business currently generates operating cash flow, which we use to fund our internal investments and acquisitions to grow our business and to service our substantial indebtedness. If, because of loss of revenue, pressure on pricing from customers, increases in our costs (including increases in costs related to servicing our indebtedness or labor costs), general economic, financial, competitive, legislative, regulatory conditions or other factors, many of which are outside of our control our business generates less operating cash flow, we may not have sufficient funds to grow our business or to service our indebtedness.

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

We have a significant amount of indebtedness. As of December 31, 2023, we had total indebtedness of $1.9 billion, excluding debt issuance costs, with an additional $44.1 million of letters of credit outstanding under our revolving credit facility. The agreements governing our indebtedness contain customary covenants that restrict us from taking certain actions, such as incurring additional debt, permitting liens on pledged assets, making investments, paying dividends or making distributions to equity holders, prepaying junior debt, engaging in mergers or restructurings, and selling assets, among other things, which may restrict our ability to successfully execute on our business plan. For a more detailed description of the covenants and material terms of our material indebtedness, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional indebtedness, which could increase the risks associated with our indebtedness.

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, as of December 31, 2023, the agreements governing our indebtedness would have permitted us to borrow up to an additional $455.9 million under our revolving credit facility. In addition, we and our subsidiaries have, and will have, the ability to incur additional indebtedness as incremental facilities under our credit agreement and we or our subsidiaries may issue additional notes in the future. If additional debt is added to our current debt levels and our subsidiaries’ current debt levels, the related risks that we and they now face could increase.

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

Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. On a pro forma basis, assuming no other prepayments of the credit facility and that our revolving credit facility is fully drawn (and to the extent that SOFR, is in excess of the 0.00% and 0.75% floors applicable to our revolving credit facility and our term loan credit facility, respectively), each one-eighth percentage point change in interest rates would result in an approximately $0.9 million change in annual interest expense on the indebtedness under our credit facilities. In the future, we may enter into interest rate swaps that involve the exchange of floating- for fixed-rate interest payments in order to reduce interest rate volatility or risk. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully or effectively mitigate our interest rate risk.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Certain shares of our common stock are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers, and other affiliates, as that term is defined in the Securities Act, which are to be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. Topco, the Advantage Sponsors, the CP Sponsor and members of our management have rights, subject to certain conditions, to require us to file registration statements covering Topco’s shares of our common stock or to include shares in registration statements that we may file for ourselves or other stockholders. In each of November 2020 and March 2021, we filed a registration statement on Form S-1 under which certain of our stockholders may sell, from time to time, 50,000,000 shares and 255,465,000 shares of our Class A common stock, respectively, that, if sold, will be freely tradable without restriction under the Securities Act. In the event a large number of shares of Class A common stock are sold in the public market, such sales could reduce the market price of our Class A common stock.

We may also issue shares of our common stock or securities convertible into our common stock from time to time in connection with financings, acquisitions, investments, or otherwise. Any such issuance could result in ownership dilution to you as a stockholder and cause the trading price of our common stock to decline.

Item 1B. Unresolved Staff Comments.

None

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework the (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management; and
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Failures in, data breaches of, or incidents involving, our technology infrastructure could damage our business, reputation and brand and substantially harm our business and results of operations.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk management oversight function and has delegated risk management to the Audit Committee of the Board of Directors. In 2024, the Audit Committee’s charter was updated to expressly state that this oversight function includes cybersecurity risk.

The Audit Committee oversees management’s implementation of our cybersecurity risk management program. The Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board regarding its activities, including those related to risk management and cybersecurity. All board members are permitted to attend the meetings of the Audit Committee and certain board members who do not serve on the Audit Committee have attended cybersecurity risks presentations. In addition, cybersecurity risk briefing materials are made available to all board members. At any time, Board members may raise concerns regarding our cybersecurity posture and recommend future changes to, among other things, personnel, practices, controls or procedures.

Our management team, including our Chief Digital Officer (“CDO”) and Chief Information Security Officer (“CISO”), is responsible for assessing and managing our material risks from cybersecurity threats. The Company’s cybersecurity program is primarily managed by a dedicated cybersecurity function reporting to our CISO who reports to our CDO. Our CISO has over 20 years of executive experience in IT security, and previously served as the CISO of Blue Shield of California and Kellogg Company. Our CDO has over 30 years of executive experience in IT operations and was previously the Global Chief Information Officer of Walgreens-Boots Alliance, Inc., The Kraft Heinz Company and Kraft Foods Group.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties

Our corporate headquarters are located in Irvine, California, where we rent approximately 22,000 square feet pursuant to a lease agreement that is scheduled to expire in May 2026. We anticipate that we will complete the relocation of our corporate headquarters to Clayton, Missouri, in the St. Louis-metropolitan area in 2024.

As of December 31, 2023, we operated more than 70 offices, including in the United States and internationally.

We lease all of our properties, except for a property in Connecticut that we own. Leases on these offices expire at various dates from 2024 to 2034, excluding any options for renewal. We typically seek office space in proximity to retailers’ headquarters or buying offices, to aid our associates in acting as sales representatives for our manufacturer clients.

Item 3. Legal Proceedings

We are involved in various legal matters that arise in the ordinary course of our business. Some of these legal matters purport or may be determined to be class and/or representative actions or seek substantial damages or penalties. Some of these legal matters relate to disputes regarding acquisitions. In connection with certain of the below matters and other legal matters, we have accrued amounts that we believe are appropriate. There can be no assurance, however, that the above matters and other legal matters will not result in us having to make payments in excess of such accruals or that the above matters or other legal matters will not materially or adversely affect our business, financial position, results of operations, or cash flows.

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

Proceedings Relating to Take 5

The following proceedings relate to the Take 5 Matter, which is discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Take 5 Matter” and “Risk Factors — Risks Related to the Company’s Business and Industry” in this Annual Report. In connection with the Take 5 Matter, we voluntarily disclosed to the United States Attorney’s Office and the Federal Bureau of Investigation certain misconduct occurring at Take 5. We intend to cooperate in this and any other governmental investigation that may arise in connection with the Take 5 Matter. At this time, we cannot predict the ultimate outcome of any investigation related to the Take 5 Matter and are unable to estimate the potential impact such an investigation may have on us. In August 2019, as a result of the Take 5 Matter, we provided a written indemnification claim notice to the sellers of Take 5, or the Take 5 Sellers, seeking monetary damages (including interest, fees and costs) based on allegations of breach of the asset purchase agreement (the “Take 5 APA”), as well as fraud. We and the Take 5 Sellers engaged in arbitration proceedings. In October 2022, the arbitrator made a final award in our favor. We are actively pursuing the collection of this award in state court in Florida. We are currently unable to estimate if or when we will be able to collect any amounts associated with this arbitration. The Take 5 Matter may result in additional litigation against us, including lawsuits from clients, or governmental investigations, which may expose us to potential liability in excess of the amounts being offered by us as refunds to Take 5 clients. We are currently unable to determine the amount of any potential liability, costs or expenses (above the amounts already being offered as refunds) that may result from any lawsuits or investigations associated with the Take 5 Matter or determine whether any such issues will have any future material adverse effect on our financial position, liquidity or results of operations. Although we have insurance covering certain liabilities, we cannot assure that the insurance will be sufficient to cover any potential liability or expenses associated with the Take 5 Matter.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock and Warrants are currently listed on the Nasdaq Global Select Market under the symbols “ADV” and “ADVWW,” respectively. As of December 31, 2023, there were 30 holders of record of our Class A common stock and 2 holders of record of our Warrants.

Dividend Policy

We have not paid any cash dividends on our Class A common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the Class A common stock in the foreseeable future.

Stock Price Performance

Comparison of Cumulative Total Return

Indexed Price Performance

180
160
140
120
100
80
60
40
20
0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
Advantage Solutions Inc Class A
S&P 500
S&P Consumer Staples Select Sector

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

During the year ended December 31, 2023, we executed open market purchases of $6.4 million of our Class A common stock under the 2021 Share Repurchase Program. As of December 31, 2023, there remained $81.1 million of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2023. The following tables sets forth repurchases of our Class A common stock during the year ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet to be purchased under the program (in thousands)
November 21, 2023 to November 30, 2023(1)	378,382	$2.71	1,988,396	$86,407
December 1, 2023 to December 31, 2023(1)	1,611,679	$3.32	3,600,075	$81,051
Total	1,990,061

(1)
Open market and privately negotiated purchases

In December 2023, the Company entered into a trading plan under Rule 10b5-1 of the Exchange Act authorizing the repurchase of shares of our Class A common stock. From January 2, 2024 to February 29, 2024, we purchased 3.0 million shares of our Class A common stock. No stock repurchases were made pursuant to this plan for the year ended December 31, 2023.

Recent Sales of Unregistered Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 1, 2023.

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

For 2023 and 2022, we had two reportable segments: sales and marketing.

Through our sales segment, which generated approximately 57.9% of our total revenues in the year ended December 31, 2023, we offer headquarter sales representation services to consumer goods manufacturers, for whom we prepare and present to retailers a business case to increase distribution of manufacturers’ products and optimize how they are displayed, priced and promoted. We also make in-store merchandising visits for both manufacturer and retailer clients to ensure the products we represent are adequately stocked and properly displayed.

Through our marketing segment, which generated approximately 42.1% of our total revenues in the year ended December 31, 2023, we help brands and retailers reach consumers through two main categories within the marketing segment. The first and largest category is our retail experiential business, also known as in-store sampling or demonstrations, where we manage highly customized large-scale sampling programs (both in-store and online) for leading retailers. The second category is our collection of specialized agency services, in which we provide private label services to retailers and develop granular marketing programs for brands and retailers through our shopper, consumer and digital marketing agencies.

During the fourth quarter of 2023, certain organizational changes were announced that will impact our future internal reporting. As a result of these changes, we expect to have three reportable segments. We expect that any operational changes impacting our reportable segments will be effective in the first quarter of 2024.

Items Affecting Comparability of Financial Results

2024 Divestiture of Foodservice Businesses

We have included businesses classified as held for sale within continuing operations as their dispositions do not represent a strategic shift that will have a major effect on our operations and financial results.

As of December 31, 2023, certain assets and liabilities of a collection of foodservice businesses were classified as held for sale in Prepaid expenses and other current assets and Other accrued expenses on our Consolidated Balance Sheet. The collection of foodservice businesses were sold during the first quarter of 2024. As part of the sale, the foodservice businesses were combined with an entity owned by the buyer, and we received approximately $91.0 million, less estimated working capital adjustment and an ongoing 7.5% stake in the entity with which the foodservice businesses will be combined.

2023 Deconsolidation of ASL

On November 30, 2023, we reduced our equity interest in Advantage Smollan Limited (“ASL”), our European joint venture, from a majority interest of under 60% to a minority interest of 49.6% in exchange for $1.0 million in cash. We also removed certain participating rights with ASL related to capital allocation and certain of our decision making rights. Therefore, in accordance with Accounting Standards Codification 810 (“ASC 810”), Consolidation, ASL was deconsolidated from our consolidated financial statements. Effective December 1, 2023, our investment in ASL is accounted for under the equity method of accounting, with the investment reported in “Investments in unconsolidated affiliates” on the Consolidated Balance Sheets and Equity income (loss) reported in “Income from unconsolidated investments” on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Impacts of the COVID-19 Pandemic

Our services experienced the effects from reductions in client spending due to the economic impact related to the COVID-19 pandemic. While mixed by services and geography, the spending reductions impacted all of our services and markets, which particularly impacted our operations in 2021. Globally, the most impacted services were our in-store sampling and demonstration services, which have continued to improve in 2023.

Summary

Our financial performance for the year ended December 31, 2023 as compared to the year ended December 31, 2022 includes:

•
Revenues increased by $175.1 million, or 4.3%, to $4,224.8 million;
•
Operating loss decreased by $1,515.6 million to $76.2 million of operating income;
•
Net loss decreased by $1,317.0 million to $60.3 million;
•
Adjusted Net Income decreased by $82.8 million, or 40.1%, to $123.8 million; and
•
Adjusted EBITDA decreased by $11.6 million, or 2.7%, to $424.3 million.

Factors Affecting Our Business and Financial Reporting

There are a number of factors, in addition to the deconsolidation of ASL, the impact of the COVID-19 pandemic and, inflation, that affect the performance of our business and the comparability of our results from period to period including:

•
Organic Growth. Part of our strategy is to generate organic growth by expanding our existing client relationships, continuing to win new clients, pursuing channel expansion, enhancing our service offerings, developing our international platform, delivering operational efficiencies and expanding into logical adjacencies. We believe that by pursuing these organic growth opportunities we will be able to continue to enhance our value proposition to our clients and thereby grow our business.
•
Acquisitions and Divestitures. We have grown our business in part by acquiring businesses, both domestic and international. Many of our acquisition agreements include contingent consideration arrangements, which are described below. We have completed acquisitions at what we believe are attractive purchase prices and have regularly structured our agreements to result in the generation of long-lived tax assets, which have in turn reduced our effective purchase prices when incorporating the value of those tax assets. We continue to look for strategic acquisitions that can be completed at attractive purchase prices. We continue to evaluate opportunities to further simplify our operations so we can focus more resources on our core businesses.
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
•
Impairment of Goodwill and Indefinite-Lived Assets. We recognized a non-cash intangible asset impairment charge of $43.5 million related to our indefinite-lived sales trade name during the year ended December 31, 2023. We recognized $1,275.7 million and $91.8 million impairment charges in the sales and marketing reporting units, respectively, for the year ended December 31, 2022. We recognized non-cash intangible asset impairment charges of $146.0 million and $59.0 million related to our indefinite-lived sales and marketing trade names, respectively, during the year ended December 31, 2022. The impairment charges have been reflected in “Impairment of goodwill and indefinite-lived assets” in our Consolidated Statements of Comprehensive (Loss) Income.
•
Foreign Exchange Fluctuations. Our financial results are affected by fluctuations in the exchange rate between the U.S. dollar and other currencies, primarily the Canadian dollars, British pounds and euros, due to our operations in such foreign jurisdictions. See also “—Quantitative and Qualitative Disclosure of Market Risk—Foreign Currency Risk.”
•
Seasonality. Our quarterly results are seasonal in nature, with the fourth fiscal quarter typically generating a higher proportion of our revenues than other fiscal quarters, as a result of higher consumer spending. We generally record slightly lower revenues in the first fiscal quarter of each year, as our clients begin to roll out new programs for the year, and consumer spending generally is less in the first fiscal quarter than other quarters. The timing of our clients’ marketing expenses, associated with marketing campaigns and new product launches, can also result in fluctuations from one quarter to another.

How We Assess the Performance of Our Business

Revenues

Revenues related to our sales segment are primarily comprised of commissions, fee-for-service and cost-plus fees for providing retail services, category and space management, headquarter relationship management and technology solutions. A small portion of our arrangements include performance incentive provisions, which allow us to earn additional revenues on our performance relative to specified quantitative or qualitative goals. We recognize the incentive portion of revenues under these arrangements when the related services are transferred to the customer.

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

We analyze our financial performance, in part, by measuring revenue growth in two ways—revenue growth attributable to organic activities and revenue growth and declines attributable to acquisitions, which we refer to as organic revenues and acquired revenues, respectively.

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

If an acquisition of an acquired business does not include a contingent consideration arrangement, or we otherwise do not separately track the financial performance of the acquired business due to operational integration, we consider the revenues that the business generated in the 12 months prior to its acquisition to be our acquired revenues for the 12 months following its acquisition, and any differences in revenues actually generated during the 12 months after its acquisition to be organic. For example, if we completed an acquisition on July 1, 2022 for a business that did not include a contingent consideration arrangement, we would consider the amount of revenues from the acquired business from July 1, 2021 to June 30, 2022 to be acquired revenues during the period from July 1, 2022 to June 30, 2023, with any differences from that amount actually generated during the latter period to be organic revenues.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, payroll taxes and benefits for corporate personnel. Other overhead costs include information technology, professional services fees, including accounting and legal services, and other general corporate expenses. We also incur expenses operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services. Additionally, included in selling, general and administrative expenses are costs associated with the changes in fair value of the contingent consideration of acquisitions and other costs related to acquisition or divestiture transactions. These transaction-related costs are comprised of fees related to change of equity ownership, professional fees, due diligence and integration or divestiture activities.

Impairment of Goodwill and Indefinite-lived Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired in an acquisition. We test for impairment of goodwill at the reporting unit level. We generally combine components that have similar economic characteristics, nature of services, types of clients, distribution methods and regulatory environment. For 2023 and 2022 we had two reporting units, sales and marketing, which were also our operating segments. We test our goodwill for impairment at the beginning of the fourth quarter of a given fiscal year, and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value.

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

Depreciation Expense

Depreciation expense relates to the property and equipment that we own, which represented less than 1% of our total assets at December 31, 2023.

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

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net loss before (i) impairment of goodwill and indefinite-lived assets, (ii) gain on deconsolidation of subsidiaries, (iii) loss on divestitures, (iv) amortization of intangible assets, (v) equity-based compensation of Karman Topco L.P., (vi) changes in fair value of warrant liability, (vii) fair value adjustments of contingent consideration related to acquisitions, (viii) acquisition and divestiture related expenses, (ix) costs associated with COVID-19, net of benefits received, (x) net income attributable to noncontrolling interest, (xi) reorganization expenses, (xii) litigation expenses, (xiii) deferred financing fees, (xiv) gain on repurchases of Term Loan Facility and Senior Secured Notes debt, (xv) recovery from and costs associated with the Take 5 Matter, (xvi) other adjustments that management believes are helpful in evaluating our operating performance, and (xvii) related tax adjustments.

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

Adjusted EBITDA and Adjusted EBITDA by Segment

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means net loss before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) gain on deconsolidation of subsidiaries, (vii) loss on divestitures, (viii) equity-based compensation of Karman Topco L.P., (ix) changes in fair value of warrant liability, (x) stock-based compensation expense, (xi) fair value adjustments of contingent consideration related to acquisitions, (xii) acquisition and divestiture related expenses, (xiii) costs associated with COVID-19, net of benefits received, (xiv) EBITDA for economic interests in investments, (xv) reorganization expenses, (xvi) litigation expenses, (xviii) recovery from and costs associated with the Take 5 Matter and (xix) other adjustments that management believes are helpful in evaluating our operating performance.

We present Adjusted EBITDA and Adjusted EBITDA by segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain non-cash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to Adjusted EBITDA. Neither Adjusted EBITDA nor Adjusted EBITDA by segment should be considered as an alternative for net loss or operating income (loss), respectively, our most directly comparable measures presented on a GAAP basis. Non-GAAP financial measures are subject to inherent limitations as they reflect the exercise of judgments by management about which expense and income are excluded or included in determining these non-GAAP financial measures. Additionally, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance, and therefore our non-GAAP measures may not be directly comparable to similarly titled measures of other companies.

For a reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA by segment to operating income (loss), see “ —Non-GAAP Financial Measures.”

Take 5 Matter

On April 1, 2018, we acquired certain assets and assumed certain liabilities of Take 5 Media Group. In June 2019, as a result of a review of internal allegations related to inconsistency of data provided by Take 5 to its clients, we commenced an investigation into Take 5’s operations. In July 2019, as a result of our investigation, we terminated all operations of Take 5 and offered refunds to Take 5 clients of collected revenues attributable to Take 5 since our acquisition of Take 5. For the years ended December 31, 2023, 2022 and 2021, we incurred $0.3 million, $2.5 million, and $4.9 million, respectively, of costs associated with the investigation and remediation activities in connection with the Take 5 Matter, primarily professional fees and other related costs. These costs were recorded in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income for such years.

Reorganization Charges

Reorganization charges include severance plans designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes. We recorded severance expenses of $15.4 million, $3.2 million, and $1.0 million included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2023, 2022, and 2021, respectively.

Results of Operations for the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
(amounts in thousands)	2023		2022
Revenues	$4,224,846	100.0%	$4,049,742	100.0%
Cost of revenues	3,660,464	86.6%	3,493,183	86.3%
Selling, general, and administrative expenses	265,091	6.3%	187,504	4.6%
Impairment of goodwill and indefinite-lived assets	43,500	1.0%	1,572,523	38.8%
Depreciation and amortization	224,697	5.3%	233,075	5.8%
Gain on deconsolidation of subsidiaries	(58,891)	(1.4)%	—	0.0%
Loss on divestitures	19,068	0.5%	2,863	0.1%
Income from unconsolidated investments	(5,273)	(0.1)%	—	0.0%
Total expenses	4,148,656	98.2%	5,489,148	135.5%
Operating income (loss)	76,190	1.8%	(1,439,406)	(35.5)%
Other (income) expenses:
Change in fair value of warrant liability	(286)	0.0%	(21,236)	(0.5)%
Interest expense, net	165,802	3.9%	104,459	2.6%
Total other expenses	165,516	3.9%	83,223	2.1%
Loss before income taxes	(89,326)	(2.1)%	(1,522,629)	(37.6)%
Benefit from income taxes	(29,008)	(0.7)%	(145,337)	(3.6)%
Net loss	$(60,318)	(1.4)%	$(1,377,292)	(34.0)%
Other Financial Data
Adjusted Net Income(1)	$123,834	2.9%	$206,599	5.1%
Adjusted EBITDA(1)	$424,347	10.0%	$435,995	10.8%

(1)
Adjusted Net Income and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA and reconciliations of net loss to Adjusted Net Income and Adjusted EBITDA, see “—Non-GAAP Financial Measures.”

Comparison of the Years Ended December 31, 2023 and 2022

Revenues

	Year Ended December 31,		Change
(amounts in thousands)	2023	2022	$	%

Sales	$2,445,015	$2,507,017	$(62,002)	(2.5%)
Marketing	1,779,831	1,542,725	237,106	15.4%
Total revenues	$4,224,846	$4,049,742	$175,104	4.3%

Total revenues increased by $175.1 million, or 4.3%, during the year ended December 31, 2023, as compared to the year ended December 31, 2022.

The sales segment revenues decreased $62.0 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022. Excluding $91.4 million of revenues from divested businesses and the deconsolidation of our European joint venture, net of acquired businesses and favorable foreign exchange rates of $1.3 million, the segment experienced an increase of $28.2 million in organic revenues primarily due to an increase in our retail-centric merchandising services with an increase in volume and pricing realization as well as growth in our European joint venture, partially offset by an intentional client exit.

The marketing segment revenues increased $237.1 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, which includes revenues of $0.3 million from acquired businesses, net of a divested business. Excluding revenues from acquired businesses, net of a divested business and unfavorable foreign exchange rates of $9.1 million, the segment experienced an increase of $245.9 million in organic revenues. The increase in revenues was primarily due to an increase in our in-store sampling and demonstration services and pricing realization, partially offset by a decrease in certain of our digital services.

Cost of Revenues

Cost of revenues as a percentage of revenues for the year ended December 31, 2023 was 86.6%, as compared to 86.5% for the year ended December 31, 2022, which is consistent year over year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the year ended December 31, 2023 was 6.3%, as compared to 4.6% for the year ended December 31, 2022. The increase as a percentage of revenues was primarily attributable to our internal reorganization activities, largely related to professional fees and severance, coupled with increased incentive compensation and technology expenses.

Impairment of Goodwill and Indefinite-lived Assets

We recognized a $43.5 million non-cash trade name intangible asset impairment charge during the year ended December 31, 2023. The impairment charges were due to the deconsolidation of our European joint venture and intended sale of the foodservice businesses. We recognized a $1,367.5 million non-cash goodwill impairment charge and a $205.0 million non-cash intangible asset impairment charge during the year ended December 31, 2022. The impairment charges were due to the confluence of sustained decline in our share price, challenges in the labor market and continued inflationary pressures, and an increase to the discount rate as a result of the increases in interest rates during 2022.

Depreciation and Amortization Expense

Depreciation and amortization expense was $224.7 million for the year ended December 31, 2023 as compared to $233.1 million, which was primarily due to a decrease in software amortization expenses and intangible assets amortization expense.

Gain on Deconsolidation of Subsidiaries

On November 30, 2023, we reduced our equity interest in ASL, our European joint venture, from a majority interest of under 60% to a minority interest of 49.6% in exchange for $1.0 million in cash. We also removed certain participating rights with ASL related to capital allocation and certain of our decision making rights, resulting in a loss of control. Therefore, in accordance with ASC 810, ASL was deconsolidated from our consolidated financial statements resulting in the recognition of a $58.9 million gain for the year ended December 31, 2023. Effective December 1, 2023, our investment in ASL is accounted for under the equity method of accounting.

Loss on Divestitures

During the year ended December 31, 2023, we recognized a loss on the sale of businesses of $19.1 million. We determined the sale of the businesses did not meet the criteria for classification as discontinued operations. We received $21.1 million of proceeds, which are net of transaction fees and holdbacks.

Income from Unconsolidated Investments

Income from unconsolidated investments increased by $5.3 million for the year ended December 31, 2023 due to the net income attributable from our unconsolidated affiliates as a result of the deconsolidation of ASL. Subsequent to the deconsolidation of ASL, we anticipate that over the next few years these investments will become a growing source of income and operating cash flows. For additional information see Item 8. Financial Statements And Supplementary Data — Note 10. Investments.

Operating Income (Loss)

	Year Ended December 31,		Change
(amounts in thousands)	2023	2022	$	%

Sales	$38,443	$(1,323,192)	$1,361,635	102.9%
Marketing	37,747	(116,214)	153,961	132.5%
Total operating income (loss)	$76,190	$(1,439,406)	$1,515,596	105.3%

The change in operating income (loss) was primarily attributable to the non-cash goodwill and non-cash intangible asset impairment charges in the prior year and the gain on deconsolidation of ASL, partially offset by the charges in selling, general and administrative expenses and non-cash intangible asset impairment charges as described above.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents $0.3 million of non-cash gain resulting from a fair value adjustment to the warrant liability for the private placement warrants for the year ended December 31, 2023.

Interest Expense, Net

Interest expense, net increased $61.3 million, or 58.7%, to $165.8 million for the year ended December 31, 2023, from $104.5 million for the year ended December 31, 2022. The increase in interest expense, net was primarily due to the higher interest rates and a decrease in fair value in our derivative instruments, partially offset by gains associated with the repurchases of Term Loan Facility and Second Term debt for the year ended December 31, 2023.

Benefit from Income Taxes

Benefit from income taxes was $29.0 million for the year ended December 31, 2023 as compared to a benefit from income taxes of $145.3 million for the year ended December 31, 2022. The fluctuation was primarily attributable to the decrease in pre-tax loss for the year ended December 31, 2023 as compared to the year ended December 31, 2022. In addition, the variance is explained by the non-cash goodwill impairment charge for the year ended December 31, 2022 and the deconsolidation of our European joint venture for the year ended December 31, 2023.

Net Loss

Net loss was $60.3 million for the year ended December 31, 2023, compared to net loss of $1,377.3 million for the year ended December 31, 2022. The decrease in net loss was driven by the increase in operating income partially offset by the increase in interest expense as described above.

Adjusted Net Income

The decrease in Adjusted Net Income for the year ended December 31, 2023 was attributable to the decrease in Adjusted EBITDA as described below coupled with the increase in interest expense. For a reconciliation of Adjusted Net Income to Net loss, see “ —Non-GAAP Financial Measures”.

Adjusted EBITDA and Adjusted EBITDA by Segment

	Year Ended December 31,		Change
(amounts in thousands)	2023	2022	$	%

Sales	$265,255	$294,234	$(28,979)	(9.8%)
Marketing	159,092	141,761	17,331	12.2%
Total Adjusted EBITDA	$424,347	$435,995	$(11,648)	(2.7%)

Adjusted EBITDA decreased $11.6 million, or 2.7% to $424.3 million for the year ended December 31, 2023, from $436.0 million for the year ended December 31, 2022.

In the sales segment, the decrease in Adjusted EBITDA during the year ended December 31, 2023 was primarily attributable to decline in revenues and increase in cost of revenues, largely due to inflationary pressures, increase in incentive compensation and technology expenses.

In the marketing segment, the increase in Adjusted EBITDA during the year ended December 31, 2023 was primarily attributable to the growth in revenues from the in-store sampling and demonstration services as described above, partially offset by headwinds in our higher-margin digital services.

For a reconciliation of Adjusted EBITDA to net income (loss), see “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net (loss) income before (i) amortization of intangible assets, (ii) impairment of goodwill and indefinite-lived assets (iii) gain on deconsolidation of subsidiaries, (iv) loss on divestitures (v) equity-based compensation of Karman Topco L.P., (vi) changes in fair value of warrant liability, (vii) fair value adjustments of contingent consideration related to acquisitions, (viii) acquisition and divestiture related expenses, (iv) costs associated with COVID-19, net of benefits received, (x) net income attributable to noncontrolling interest, (xi) reorganization expenses, (xii) litigation expenses, (xiii) gain on repurchases of Term Loan Facility and Senior Secured Notes debt, (xiv) deferred financing fees, (xv) recovery from and costs associated with the Take 5 Matter, (xvi) other adjustments that management believes are helpful in evaluating our operating performance, and (xvii) related tax adjustments.

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

A reconciliation of Adjusted Net Income to Net (loss) income is provided in the following table:

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Net (loss) income	$(60,318)	$(1,377,292)	$57,549
Less: Net income attributable to noncontrolling interest	2,940	3,210	3,055
Add:
Impairment of goodwill and indefinite-lived assets	43,500	1,572,523	—
Gain on deconsolidation of subsidiaries	(58,891)	—	—
Loss on divestitures	19,068	2,863	—
Change in fair value of warrant liability	(286)	(21,236)	955
Equity-based compensation of Karman Topco L.P.(a)	(2,524)	(6,934)	(10,313)
Fair value adjustments related to contingent consideration related to acquisitions(b)	10,362	4,774	4,562
Acquisition and divestiture related expenses(c)	7,024	21,039	20,173
Reorganization expenses(d)	57,021	6,094	12,502
Litigation expenses (recovery)(e)	9,519	5,357	(910)
Amortization of intangible assets(f)	196,424	200,836	198,946
Costs associated with COVID-19, net of benefits received(g)	3,283	7,208	(991)
Deferred financing fees(h)	—	—	3,895
Gain on repurchases of Term Loan Facility and Senior Secured Notes debt(i)	(8,665)	—	—
(Recovery from) costs associated with the Take 5 Matter(j)	(1,380)	2,465	4,901
Tax adjustments related to non-GAAP adjustments(k)	(87,363)	(207,888)	(64,421)
Adjusted Net Income	$123,834	$206,599	$223,793

Adjusted EBITDA and Adjusted EBITDA by segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA means net loss before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) gain on deconsolidation of subsidiaries, (vii) loss on divestitures, (viii) equity-based compensation of Karman Topco L.P., (ix) changes in fair value of warrant liability, (x) stock-based compensation expense, (xi) fair value adjustments of contingent consideration related to acquisitions, (xii) acquisition and divestiture related expenses, (xiii) costs associated with COVID-19, net of benefits received, (xiv) EBITDA for economic interests in investments, (xv) reorganization expenses, (xvi) litigation expenses, (xvii) recovery from and costs associated with the Take 5 Matter and (xviii) other adjustments that management believes are helpful in evaluating our operating performance.

We present Adjusted EBITDA and Adjusted EBITDA by segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain non-cash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to Adjusted EBITDA. Neither Adjusted EBITDA nor Adjusted EBITDA by segment should be considered as an alternative for our net

(loss) income or operating (loss) income, respectively, our most directly comparable measures presented on a GAAP basis. Non-GAAP financial measures are subject to inherent limitations as they reflect the exercise of judgments by management about which expense and income are excluded or included in determining these non-GAAP financial measures. Additionally, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance, and therefore our non-GAAP measures may not be directly comparable to similarly titled measures of other companies.

A reconciliation of Adjusted EBITDA to Net (loss) income is provided in the following table:

Consolidated	Year Ended December 31,
	2023	2022	2021
(in thousands)
Net (loss) income	$(60,318)	$(1,377,292)	$57,549
Add:
Interest expense, net	165,802	104,459	137,927
(Benefit from) provision for income taxes	(29,008)	(145,337)	33,617
Depreciation and amortization	224,697	233,075	240,041
Impairment of goodwill and indefinite-lived assets	43,500	1,572,523	—
Gain on deconsolidation of subsidiaries, net	(58,891)	—	—
Loss on divestitures	19,068	2,863	—
Change in fair value of warrant liability	(286)	(21,236)	955
Equity-based compensation of Karman Topco L.P.(a)	(2,524)	(6,934)	(10,313)
Fair value adjustments related to contingent consideration related to acquisitions(b)	10,362	4,774	4,562
Acquisition and divestiture related expenses(c)	7,024	21,039	20,173
Reorganization expenses(d)	57,021	6,094	12,502
Litigation expenses (recovery)(e)	9,519	5,357	(910)
Costs associated with COVID-19, net of benefits received(g)	3,283	7,208	(991)
(Recovery from) costs associated with the Take 5 Matter(j)	(1,380)	2,465	4,901
Stock-based compensation expense(l)	42,880	39,825	34,602
EBITDA for economic interests in investments(m)	(6,402)	(12,888)	(13,437)
Adjusted EBITDA	$424,347	$435,995	$521,178

Financial information by segment, including a reconciliation of Adjusted EBITDA by segment to operating (loss) income, the closest GAAP financial measure, is provided in the following table:

Sales Segment	Year Ended December 31,
	2023	2022	2021
(in thousands)
Operating (loss) income	$38,443	$(1,323,192)	$182,529
Add:
Depreciation and amortization	154,891	161,385	170,076
Impairment of goodwill and indefinite-lived assets	43,500	1,421,719	—
Gain on deconsolidation of subsidiaries	(58,891)	—	—
Loss on divestitures	14,911	2,863	—
Equity-based compensation of Karman Topco L.P.(a)	(1,270)	(3,721)	(6,490)
Fair value adjustments related to contingent consideration related to acquisitions(b)	6,616	550	(6,553)
Acquisition and divestiture related expenses(c)	4,887	11,679	13,945
Reorganization expenses(d)	36,853	4,826	4,478
Litigation expenses (recovery)(e)	6,860	6,057	(584)
Costs associated with COVID-19, net of benefits received(g)	369	1,412	1,511
Stock-based compensation expense(l)	23,850	24,025	18,357
EBITDA for economic interests in investments(m)	(5,764)	(13,369)	(14,058)
Sales Segment Adjusted EBITDA	$265,255	$294,234	$363,211

Marketing Segment	Year Ended December 31,
	2023	2022	2021
(in thousands)
Operating (loss) income	$37,747	$(116,214)	$47,519
Add:
Depreciation and amortization	69,806	71,690	69,965
Impairment of goodwill and indefinite-lived assets	—	150,804	—
Loss on divestitures	4,157	—	—
Equity-based compensation of Karman Topco L.P.(a)	(1,254)	(3,213)	(3,823)
Fair value adjustments related to contingent consideration related to acquisitions(b)	3,746	4,224	11,115
Acquisition and divestiture related expenses(c)	2,137	9,360	6,228
Reorganization expenses(d)	20,168	1,268	8,024
Litigation expenses (recovery)(e)	2,659	(700)	(326)
Costs associated with COVID-19, net of benefits received(g)	2,914	5,796	(2,502)
(Recovery from) costs associated with the Take 5 Matter(j)	(1,380)	2,465	4,901
Stock-based compensation expense(l)	19,030	15,800	16,245
EBITDA for economic interests in investments(m)	(638)	481	621
Marketing Segment Adjusted EBITDA	$159,092	$141,761	$157,967

(a)
Represents expenses related to (i) equity-based compensation expense associated with grants of Common Series D Units of Topco made to one of the Advantage Sponsors, and (ii) equity-based compensation expense associated with the Common Series C Units of Topco.
(b)
Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions, for the applicable periods. See Note 6—Other Liabilities to our audited consolidated financial statements for the year ended December 31, 2023.
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
(h)
Represents fees associated with the issuance of the indebtedness associated with our material debt agreements and the amendment of our term loan credit facility. For additional information, refer to Note 7—Debt of our audited consolidated financial statements for the year ended December 31, 2023.
(i)
Represents a gain associated with the repurchases of Term Loan Facility and Senior Secured Note debt. For additional information, refer to Note 7—Debt of our audited consolidated financial statements for the year ended December 31, 2023.
(j)
Represents cash receipts from an insurance policy for claims related to the Take 5 Matter and costs associated with investigation and remediation activities related to the Take 5 Matter, primarily, professional fees and other related costs.
(k)
Represents the tax provision or benefit associated with the adjustments above, taking into account the Company’s applicable tax rates, after excluding adjustments related to items that do not have a related tax impact.
(l)
Represents non-cash compensation expense related to PSUs, RSUs, and stock options under the 2020 Plan and the Advantage Solutions 2020 Employee Stock Purchase Plan.
(m)
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

Share Repurchase Program

On November 9, 2021, we announced that our board of directors authorized the 2021 Share Repurchase Program pursuant to which we may repurchase up to $100 million of our Class A common stock.

The 2021 Share Repurchase Program does not have an expiration date but provides for suspension or discontinuation at any time. The 2021 Share Repurchase Program permits the repurchase of our Class A common stock on the open market and in other means from time to time. The timing and amount of any share repurchase is subject to prevailing market conditions, relevant securities laws and other considerations, and we are under no obligation to repurchase any specific number of shares.

During the year ended December 31, 2023, we executed open market purchases of $6.4 million of our Class A common stock under the 2021 Share Repurchase Program. As of December 31, 2023, there remained $81.1 million of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2023. In December 2023, the Company entered into a trading plan under Rule 10b5-1 of the Exchange Act authorizing the repurchase of shares of the Company’s Class A common stock. No stock repurchases were made pursuant to this plan for the year ended December 31, 2023.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund purchases of our Class A common stock pursuant to the 2021 Share Repurchase Program and pay principal and interest as it comes due under our debt arrangements.

Cash Flows

A summary of cash provided by or used in our operating, investing and financing activities are shown in the following table:

	Year Ended December 31,
(in thousands)	2023	2022	2021

Net cash provided by operating activities	$238,995	$121,258	$125,991
Net cash used in investing activities	(55,223)	(113,540)	(75,843)
Net cash used in financing activities	(181,338)	(41,644)	(86,300)
Net effect of foreign currency fluctuations on cash	1,876	(8,179)	(3,177)
Net change in cash, cash equivalents and restricted cash	$4,310	$(42,105)	$(39,329)

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the year ended December 31, 2023, consisted of net loss of $60.3 million adjusted for certain non-cash items, including depreciation and amortization of $224.7 million, impairment charge of $43.5 million, loss on divestitures of $19.1 million, gain on deconsolidation of subsidiaries of $58.9 million, gain on repurchases of Term Loan Facility and Senior Secured Notes debt of $8.7 million, and effects of changes in working capital. Net cash provided by operating activities during the year ended December 31, 2022, consisted of net loss of $1,377.3 million adjusted for certain non-cash items, including depreciation and amortization of $233.1 million and effects of changes in working capital. The increase in cash provided by operating activities during the year ended December 31, 2023 relative to the same period in 2022 was primarily due to the increased need for working capital requirements to stand up our services during the year ended December 31, 2022.

Net Cash Used in Investing Activities

For the years ended December 31, 2023 and 2022, our net cash used in investing activities primarily consisted of the purchase of property and equipment of $46.3 million and $40.5 million, respectively. For the year ended December 31, 2023 our net cash used in investing activities included the deconsolidation of subsidiaries, net of proceeds of $31.5 million, partially offset by proceeds from divestitures of $21.1 million. Additionally, we invest cash for the purchase of property and equipment to support our employee and overall growth in our business. We expect that we will make additional capital expenditures and investments in the future to support the future growth of our business including our enterprise resource planning software.

Net Cash Used in Financing Activities

We primarily finance our business initiatives through cash flows from operations, however, we also incur long-term debt or borrow under lines of credit when necessary to execute acquisitions. Cash flows from financing activities consisted of borrowings related to these lines of credit and subsequent payments of principal and financing fees. Additionally, many of our acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of future financial performance by the operations attributable to the acquired companies. The portion of the cash payment up to the acquisition date fair value of the contingent consideration liability are classified as financing outflows, and amounts paid in excess of the acquisition date fair value of that liability are classified as operating outflows. From time to time, we may voluntarily repurchase our long-term debt to deploy capital that deleverages our balance sheet while generating a favorable rate of return.

Cash flows used in financing activities during the year ended December 31, 2023 were primarily related to repurchases of Term Loan Facility and Senior Secured Notes debt of $156.6 million, repayment of principal on our Term Loan Facility of $13.6 million, payments of contingent consideration and holdback payments of $6.8 million, and open market purchases of $6.4 million of our Class A common stock under the 2021 Share Repurchase Program. This was partially offset by $1.3 million of proceeds from a government loan for COVID-19 relief and $2.2 million related to proceeds from shares issued under the 2020 Employee Stock Purchase Plan.

Cash flows used in financing activities during the year ended December 31, 2022 were primarily related to payments of contingent consideration and holdback payments of $34.2 million, repayment of principal on our Term Loan Facility of $13.4 million, partially offset by $3.3 million related to our 2020 Employee Stock Purchase Plan and $5.2 million of contribution from noncontrolling interest.

Description of Credit Facilities

Senior Secured Credit Facilities

Effective October 28, 2020, Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company (the “Borrower”), entered into the Senior Secured Credit Facilities consisting of (i) the Revolving Credit Facility, which is a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $400.0 million, subject to borrowing base capacity and (ii) the Term Loan Facility, which is a secured first lien term loan credit facility in an aggregate principal amount of $1.325 billion.

Revolving Credit Facility

Our Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $500.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under our Revolving Credit Facility then in effect. Loans under the Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A. (“Bank of America”), will act as administrative agent and collateral agent. The Revolving Credit Facility matures five years after the date we enter into the Revolving Credit Facility. We may use borrowings under the Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments.

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

The Borrower’s obligations under the Revolving Credit Facility are guaranteed by Karman Intermediate Corp. (“Holdings”) and all of the Borrower’s direct and indirect wholly owned material U.S. subsidiaries (subject to certain permitted exceptions) and Canadian subsidiaries (subject to certain permitted exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenues of Canadian subsidiaries) (the “Guarantors”). The Revolving Credit Facility is secured by a lien on substantially all of Holdings’, the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The Borrower’s Revolving Credit Facility has a first-priority lien on the current asset collateral and a second-priority lien on security interests in the fixed asset collateral (second in priority to the liens securing the Notes and the Term Loan Facility discussed below), in each case, subject to other permitted liens.

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

On October 28, 2021, the Borrower and Holdings entered into the First Amendment to ABL Revolving Credit Agreement, which amended the ABL Revolving Credit Agreement, dated October 28, 2020, by and among the Borrower, Holdings, the lenders from time to time party thereto and Bank of America, as administrative agent (the “Prior Revolving Credit Facility”). This amendment was entered into by the Borrower to amend certain terms and provisions, including (i) reducing the interest rate floor for Eurocurrency rate loans from 0.50% to 0.00% and base rate loans from 1.50% to 1.00%, and (ii) updating the provisions by which U.S. Dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark to reflect the most recent standards and practices used in the industry.

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

Term Loan Facility

The Term Loan Facility consists of a term loan credit facility denominated in U.S. dollars in an aggregate principal amount of $1.149 billion. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount. Borrowings will bear interest at a floating rate of Term SOFR plus an applicable margin of 4.50% per annum, subject to additional spread adjustment on SOFR ranging from 0.11% to 0.26%.

The Borrower may voluntarily prepay loans or reduce commitments under the Term Loan Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty.

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

On October 28, 2021, the Borrower, Holdings, and certain of the Borrower’s subsidiaries, entered into Amendment No. 1 to the First Lien Credit Agreement (the “First Lien Amendment”), which amended the First Lien Credit Agreement, dated October 28, 2020, by and among the Borrower, Holdings, Bank of America, as administrative agent and collateral agent, each lender party from time-to-time thereto, and the other parties thereto. The First Lien Amendment was entered into by the Borrower to reduce the applicable interest rate on the term loan to 5.25% per annum, resulting in estimated interest savings of approximately $9.9 million or $7.3 million, net of tax, per annum. Additional terms and provisions amended include (i) resetting the period for six months following October 28, 2021 in which a 1.00% prepayment premium shall apply to any prepayment of the term loan in connection with certain repricing events, and (ii) updating the provisions by which U.S. Dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark to reflect the most recent standards and practices used in the industry and by Bank of America. In May 2023 the Company amended the Term Loan Facility to replace the U.S. Dollar LIBOR provisions with SOFR, effective June 30, 2023.

Senior Secured Notes

Effective as of October 28, 2020, Advantage Solutions FinCo LLC (“Finco”) issued $775.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2028 (the “Notes”). Substantially concurrently with the issuance, Finco merged with and into Advantage Sales & Marketing Inc. (the “Issuer”), with the Issuer continuing as the surviving entity and assuming the obligations of Finco. The Notes were sold to certain financial institutions that then resold the Notes to certain non-U.S. persons pursuant to Regulation S under the Securities Act, and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 100% of their principal amount. The terms of the Notes are governed by an Indenture, dated as of October 28, 2020 (the “Indenture”), among Finco, the Issuer, the guarantors named therein (the “Notes Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent.

Interest and maturity

Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 at a rate of 6.50% per annum, commencing on May 15, 2021. The Notes will mature on November 15, 2028.

Guarantees

The Notes are guaranteed by Holdings and each of the Issuer’s direct and indirect wholly owned material U.S. subsidiaries (subject to certain permitted exceptions) and Canadian subsidiaries (subject to certain permitted exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenues of Canadian subsidiaries) that is a borrower or guarantor under the Term Loan Facility.

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

Optional redemption for the Notes

The Notes are redeemable at the applicable redemption prices specified in the Indenture plus accrued and unpaid interest. If the Issuer or its restricted subsidiaries sell certain of their respective assets or experience specific kinds of changes of control, subject to certain exceptions, the Issuer must offer to purchase the Notes at par. In connection with any offer to purchase all Notes, if holders of no less than 90% of the aggregate principal amount of Notes validly tender their Notes, the Issuer is entitled to redeem any remaining Notes at the price offered to each holder. The Issuer may voluntarily prepay loans or reduce commitments under the Notes, in whole or in part without premium or penalty.

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

Future Cash Requirements

The following summarizes future cash requirements as of December 31, 2023:

	Total	Current	Long-Term

(in thousands)
Operating lease liabilities(1)	$50,645	$15,204	$35,441
Client deposits(2)	11,516	11,516	—
Total debt excluding deferred issuance costs(3)	1,897,455	13,580	1,883,875
Other long-term liabilities on the consolidated balance sheets
Contingent consideration(4)	18,472	18,355	117
Unpaid claims(5)	71,849	36,824	35,025
Total contractual obligations	$2,049,937	$95,479	$1,954,458

(1)
Refer to Note 8 — Leases of our audited consolidated financial statements for the year ended December 31, 2023 for additional information regarding the maturity of operating lease liabilities.
(2)
Represents payments collected from our clients, primarily, associated with market development funds that arise out of our business.
(3)
We have an aggregate principal amount of $1.149 billion borrowing on the Term Loan Facility, which bears the applicable interest rate of 5.25% per annum, and $743.0 million in Senior Secured Notes, which is subject to a fixed interest rate of 6.5%. Refer to Note 7 — Debt of our audited consolidated financial statements for the year ended December 31, 2023 for additional information regarding the maturities of debt principal. Total debt excluding deferred issuance costs does not include the obligation of future interest payments.
(4)
Refer to Note 6 — Other Liabilities of our audited consolidated financial statements for the year ended December 31, 2023 for additional information regarding the contingent consideration liabilities.
(5)
Represents $63.0 million of an estimated liability under our workers’ compensation programs for claims incurred but unpaid and $8.9 million of employee insurance reserves as of December 31, 2023.

Cash and Cash Equivalents Held Outside the United States

As of December 31, 2023 and 2022, $43.8 million and $81.8 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries. The decrease in cash and cash equivalents held by foreign subsidiaries during the year ended December 31, 2023 was due to the deconsolidation of ASL. As of December 31, 2023 and 2022, $30.4 million and $28.1 million, respectively, of our cash and cash equivalents were held by foreign branches.

We assessed our determination as to our indefinite reinvestment intent for certain of our foreign subsidiaries and recorded a deferred tax liability of approximately $0.4 million of withholding tax as of December 31, 2023 for unremitted earnings in Canada with respect to which we do not have an indefinite reinvestment assertion. We will continue to evaluate our cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds from the foreign subsidiaries except for Canada. We have continued to assert indefinite reinvestment on all other earnings as it is necessary for continuing operations and to grow the business. If at a point in the future our assertion changes, we will evaluate tax-efficient means to repatriate the income. In addition, we expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities such as business acquisitions or to settle debt, we could elect to repatriate future earnings from foreign jurisdictions. These alternatives could result in higher income tax expense or increased interest expense. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of December 31, 2023, to be indefinitely reinvested and, accordingly, no provision has been made for taxes in excess of the $0.4 million noted above.

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

We have contracts that include variable consideration whereby the ultimate consideration is contingent on future events such as the client’s sales to retailers, hours worked, event count, costs incurred and performance incentive bonuses. Commission revenues are generally earned upon performance of headquarter relationship management, analytics, insights and intelligence, e-commerce, administration and retail services arrangements. As part of these arrangements, we provide a variety of services to consumer goods manufacturers in order to improve the manufacturer’s sales to retailers. This includes primarily outsourced sales, business development, category and space management, relationship management and in-store sales strategy services. In exchange for these services, we earn an agreed upon percentage of our client’s sales to retailers, which is agreed upon on a manufacturer-by-manufacturer basis. We may be entitled to additional fees upon meeting specific performance goals or thresholds, which we refer to as bonus revenue. The variability of the consideration for the services transferred during a reporting period is typically resolved by the end of the reporting period. However, for certain client contracts, we estimate the variable consideration for the services that have been transferred to the client during the reporting period. We typically estimate the variable consideration based on the expected value method. Estimates are based on historical experience and current facts known during the reporting period. We recognize revenue related to variable consideration if it is probable that a significant reversal of revenue recognized will not occur. When such probable threshold is not satisfied, we will constrain some or all of the variable consideration, and such constrained amount will not be recognized as revenue until the probable threshold is met or the uncertainty is resolved and the final amount is known. We record an adjustment to revenue for differences between estimated revenues and the amounts ultimately invoiced to the client. Adjustments to revenue during the current period related to services transferred during prior periods were not material for the year ended December 31, 2023.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired in an acquisition. We test for impairment of goodwill at the reporting unit level. We generally combine components that have similar economic characteristics, nature of services, types of clients, distribution methods and regulatory environment. We have two reporting units, sales and marketing, which are also our operating segments.

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

Our annual goodwill impairment assessment for each year is performed effective as of October 1. We utilize a combination of income and market approaches to estimate the fair value of our reporting units. The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions for, the reporting units’ revenue growth rates, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, terminal growth rate, discount rate, and incremental net working capital, all of which require significant management judgment. The market approach applies market multiples derived from the historical earnings data of selected guideline publicly-traded companies to our reporting units’ businesses to yield a second assumed value of each reporting unit, which requires significant management judgment. The guideline companies are first screened by industry group and then further narrowed based on the reporting units’ business descriptions, markets served, competitors, EBITDA margins and revenue size. Market multiples are then selected from within the range of these guideline companies’ multiples based on the subject reporting unit. We compare a weighted average of the output from the income and market approaches to the carrying value of each reporting unit. We also compare the aggregate estimated fair value of our reporting units to the estimated value of our total market capitalization. The assumptions in the income and market approach are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy (described in “Fair Value Measurements in Note 1, Organization and Significant Accounting Policies,”). We based our fair value estimates on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to our planned strategy, it may cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future.

In connection with our annual quantitative impairment test effective as of October 1, 2023, we concluded that our goodwill was not impaired as of October 1, 2023. The fair value of the sales reporting unit exceeded its carrying value by 19.1% as of October 1, 2023. The fair value of the marketing reporting unit exceeded its carrying value by 6.8% as of October 1, 2023.

Indefinite-Lived Assets

Our indefinite-lived intangible assets are comprised of our sales and marketing trade names. Intangible assets with indefinite useful lives are not amortized but tested annually, at the beginning of the fourth quarter, for impairment or more often if events occur or circumstances change that would create a triggering event. We have the option to perform a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value before performing a quantitative impairment test. We test our indefinite-lived intangible assets for impairment using a relief from royalty method by comparing the estimated fair values of the indefinite-lived intangible assets with the carrying values. The estimates used in the determination of fair value are subjective in nature and involve the use of significant assumptions. These estimates and assumptions include revenue growth rates, terminal growth rate, discount rates and royalty rate. which requires significant management judgment. The assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates.

In connection with our annual quantitative impairment test effective as of October 1, 2023, we concluded that our indefinite-lived intangible assets were not impaired. The fair value of the indefinite-lived intangible asset related to sales trade name exceeded its carrying value by 23.2% as of October 1, 2023. The fair value of the indefinite-lived intangible asset related to marketing trade name exceeded its carrying value by 6.9% as of October 1, 2023.

Notwithstanding the foregoing, during the fourth quarter of 2023, we determined a triggering event occurred and an impairment assessment was warranted for the sales indefinite-lived trade name due to the deconsolidation of our European joint venture and the planned divestitures of a collection of foodservice businesses. As a result, we recognized non-cash intangible asset impairment charges of $43.5 million related to our indefinite-lived sales trade name during the year ended December 31, 2023, which has been reflected in “Impairment of goodwill and indefinite-lived assets” in the Consolidated Statements of Comprehensive (Loss) Income. Additionally, during the fourth quarter of 2023, we determined a triggering event occurred and an impairment assessment was warranted for the marketing indefinite-lived trade name due to the planned divestitures of a collection of foodservice businesses. The fair value of the indefinite-lived intangible asset related to marketing trade name exceeded its carrying value by 17.0% for the year ended December 31, 2023.

The following table represents a sensitivity analysis on the indefinite-lived sales trade name intangible asset depicting the percent increase in the $43.5 million charge related to the indefinite-lived sales trade name had the fair value been estimated with a 0.1% increase in the discount rate used and a 0.1% decrease in the royalty rate used at December 31, 2023.

Assumption Change	% Increase in Impairment Charge Sales Trade Name

0.1% increase in discount rate	11.0%
0.1% decrease in royalty rate	27.9%

Stock-Based Compensation

Performance restricted stock units (“PSUs”) are subject to the achievement of certain performance conditions based on our revenues and Adjusted EBITDA targets in the respective measurement period and the recipient’s continued service to us. The PSUs are scheduled to vest over a three-year period from the date of grant and may vest from 0% to 150% of the number of shares. The number of PSUs earned is adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals. The fair value of PSU grants was equal to the closing price of our stock on the date of the applicable grant. Restricted stock units (“RSUs”) are subject to the recipient’s continued service to us. The RSUs are generally scheduled to vest over three years and are subject to the provisions of the RSU agreement under the Advantage Solutions. Inc. 2020 Incentive Award Plan, as amended and restated (the “Plan”).

Equity-based compensation of Karman Topco L.P.

Topco, our current majority stockholder, has a long-term equity incentive plan that allows for the grant of time-and performance-based profit interests, or Common Series C Units, in Topco to certain of its and its subsidiaries’ directors and employees in exchange for services provided to us. Since we receive the benefit associated with such services the related expense is recorded within our Consolidated Statements of Operations and Comprehensive (Loss) Income.

We recognized a non-cash compensation gain related to forfeitures of $3.7 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively.

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

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily the Canadian dollar, British pound and euro, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive (loss) income as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated loss before income taxes would have increased by approximately $11.9 million for the year ended December 31, 2023.

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

As of December 31, 2023, we had interest rate cap contracts on $650.0 million of notional value of principal from various financial institutions, with a maturity date of December 16, 2024 to manage our exposure to interest rate movements on variable rate credit facilities when one-months SOFR on term loans exceeds cap of 0.75%. We also had interest rate collar contracts with an aggregate notional value of principal of $300.0 million with a maturity date of April 5, 2026. The aggregate fair value of our interest rate caps represented an outstanding net asset of $26.3 million as of December 31, 2023.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the Term Loan Facility and 0.00% on Revolving Credit Facility would have resulted in an increase of $0.9 million in interest expense, net of gains from interest rate caps, for the year ended December 31, 2023.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	54
Consolidated Balance Sheets	57
Consolidated Statements of Operations and Comprehensive (Loss) Income	58
Consolidated Statements of Stockholders’ Equity	59
Consolidated Statements of Cash Flows	60
Notes to Consolidated Financial Statements	61
Schedule I—Condensed Registrant Only Financial Information of Advantage Solutions Inc. as of December 31, 2023 and 2022, and for the years ended December 31, 2023, 2022, and 2021	103

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advantage Solutions Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Advantage Solutions Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Annual Goodwill Impairment Assessments – sales and marketing reporting units

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s goodwill balance was $855.4 million as of December 31, 2023, which is related to two reporting units, sales and marketing. Management tests goodwill for impairment at the beginning of the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. When it is determined that a quantitative impairment test should be performed, if the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment loss. Management utilizes a combination of income and market approaches to estimate the fair value of the Company’s reporting units. The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions for the reporting units’ revenue growth rates, EBITDA margins, terminal growth rate, discount rate, and incremental net working capital, all of which require significant management judgment. The market approach applies market multiples derived from the historical earnings data of selected guideline publicly-traded companies to the Company’s reporting units’ businesses, which requires significant management judgment.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessments of the sales and marketing reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the sales and marketing reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, EBITDA margins, discount rate, and market multiples; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the sales and marketing reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the sales and marketing reporting units; (ii) evaluating the appropriateness of the income and market valuation approaches used by management, including utilizing a combination of the approaches to develop the fair value estimate of the sales and marketing reporting units; (iii) testing the completeness and accuracy of underlying data used in the income and market valuation approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, EBITDA margins, discount rate, and market multiples. Evaluating management’s assumptions related to revenue growth rates and EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the sales and marketing reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market valuation approaches, including utilizing a combination of the approaches to develop the fair value estimate of the sales and marketing reporting units and (ii) the reasonableness of the discount rate and market multiples assumptions.

Annual and Interim Indefinite-Lived Intangible Assets Impairment Assessments – sales and marketing trade names

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s indefinite-lived intangible assets balance was $651.5 million as of December 31, 2023, which is related to sales and marketing trade names. Intangible assets with indefinite useful lives are not amortized but tested annually, at the beginning of the fourth quarter, for impairment or more often if evidence exists that triggering events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Management tests the Company’s indefinite-lived intangible assets for impairment using a relief from royalty method by comparing the estimated fair values of the indefinite-lived intangible assets with the carrying values. The estimates used in the determination of fair value are subjective in nature and involve the use of significant assumptions. These estimates and assumptions include revenue growth rates, terminal growth rate, discount rates, and royalty rate, all of which require significant management judgment. During the fourth quarter of 2023, management determined a triggering event occurred and an impairment assessment was warranted for the sales indefinite-lived trade name due to the deconsolidation of the Company’s European joint venture and the planned divestitures of a collection of foodservice businesses, which was determined to be held for sale. Additionally, during the fourth quarter of 2023, management determined a triggering event occurred and an impairment assessment was warranted for the marketing indefinite-lived trade name due to the planned divestitures of a collection of foodservice businesses. As a result, the Company recognized non-cash intangible asset impairment charges of $43.5 million related to its indefinite-lived sales trade name.

The principal considerations for our determination that performing procedures relating to the annual and interim indefinite-lived intangible assets impairment assessments of the sales and marketing trade names is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the sales and marketing trade names; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, discount rates, and royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible assets impairment assessments, including controls over the valuation of the sales and marketing trade names. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the sales and marketing trade names; (ii) evaluating the appropriateness of the relief from royalty method used by management; (iii) testing the completeness and accuracy of underlying data used in the relief from royalty method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, discount rates, and royalty rate. Evaluating management’s assumption related to revenue growth rates involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the sales and marketing brands; (ii) the consistency with external market and industry data; and (iii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty method and (ii) the reasonableness of the discount rates and royalty rate assumptions.

/s/ PricewaterhouseCoopers LLP

Irvine, California

March 1, 2024

We have served as the Company’s auditor since 2003.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$126,479	$120,715
Restricted cash	16,363	17,817
Accounts receivable, net of allowance for expected credit losses of $34,807 and $22,752, respectively	703,252	869,000
Prepaid expenses and other current assets	165,940	149,476
Total current assets	1,012,034	1,157,008
Property and equipment, net	73,910	70,898
Goodwill	855,391	887,949
Other intangible assets, net	1,580,134	1,897,503
Investments in unconsolidated affiliates	211,393	129,491
Other assets	46,461	119,522
Total assets	$3,779,323	$4,262,371
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,580	$13,991
Accounts payable	181,076	261,464
Accrued compensation and benefits	165,701	154,744
Other accrued expenses	153,015	133,173
Deferred revenues	27,925	37,329
Total current liabilities	541,297	600,701
Long-term debt, net of current portion	1,852,784	2,022,819
Deferred income tax liabilities	204,251	297,874
Warrant liability	667	953
Other long-term liabilities	76,247	110,554
Total liabilities	2,675,246	3,032,901

Commitments and contingencies (Note 18)

Redeemable noncontrolling interest	—	3,746

Equity attributable to stockholders of Advantage Solutions Inc.
Preferred stock, no par value, 10,000,000 shares authorized; none issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 322,235,261 and 319,690,300 shares issued and outstanding as of December 31, 2023 and 2022, respectively	32	32
Additional paid in capital	3,449,261	3,408,836
Accumulated deficit	(2,314,650)	(2,247,109)
Loans to Karman Topco L.P.	(6,387)	(6,363)
Accumulated other comprehensive loss	(3,945)	(18,849)
Treasury stock, at cost; 3,600,075 and 1,610,014 shares as of December 31, 2023 and 2022, respectively	(18,949)	(12,567)
Total equity attributable to stockholders of Advantage Solutions Inc.	1,105,362	1,123,980
Nonredeemable noncontrolling interest	(1,285)	101,744
Total stockholders’ equity	1,104,077	1,225,724
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$3,779,323	$4,262,371

See Notes to the Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in thousands, except share and per share data)	2023	2022	2021
Revenues	$4,224,846	$4,049,742	$3,602,298
Cost of revenues (exclusive of depreciation and amortization shown separately below)	3,660,464	3,493,183	2,964,123
Selling, general, and administrative expenses	265,091	187,504	168,086
Impairment of goodwill and indefinite-lived assets	43,500	1,572,523	—
Depreciation and amortization	224,697	233,075	240,041
Gain on deconsolidation of subsidiaries	(58,891)	—	—
Loss on divestitures	19,068	2,863	—
Income from unconsolidated investments	(5,273)	—	—
Total operating expenses	4,148,656	5,489,148	3,372,250
Operating income (loss)	76,190	(1,439,406)	230,048
Other (income) expenses:
Change in fair value of warrant liability	(286)	(21,236)	955
Interest expense, net	165,802	104,459	137,927
Total other expenses	165,516	83,223	138,882
(Loss) income before income taxes	(89,326)	(1,522,629)	91,166
(Benefit from) provision for income taxes	(29,008)	(145,337)	33,617
Net (loss) income	(60,318)	(1,377,292)	57,549
Less: net income attributable to noncontrolling interest	2,940	3,210	3,055
Net (loss) income attributable to stockholders of Advantage Solutions Inc.	(63,258)	(1,380,502)	54,494
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	5,817	(14,370)	(5,153)
Total comprehensive (loss) income attributable to stockholders of Advantage Solutions Inc.	$(57,441)	$(1,394,872)	$49,341
Net (loss) income per common share:
Basic	$(0.20)	$(4.33)	$0.17
Diluted	$(0.20)	$(4.33)	$0.17
Weighted-average number of common shares:
Basic	323,677,515	318,682,548	318,198,860
Diluted	323,677,515	318,682,548	321,004,756

See Notes to the Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated	Advantage
					Additional			Other	Solutions Inc.	Nonredeemable	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2021	318,425,182	$32	—	$—	$3,348,546	$(921,101)	$(6,316)	$674	$2,421,835	$96,954	$2,518,789
Comprehensive income (loss)
Net income	—	—	—	—	—	54,494	—	—	54,494	2,964	57,458
Foreign currency translation adjustments	—	—	—	—	—	—	—	(5,153)	(5,153)	(3,069)	(8,222)
Total comprehensive income (loss)									49,341	(105)	49,236
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(24)	—	(24)	—	(24)
Redemption of noncontrolling interest	—	—	—	—	(444)	—	—	—	(444)	235	(209)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(15,030)	—	—	—	(15,030)	—	(15,030)
Purchase of treasury stock	(1,610,014)	—	1,610,014	(12,567)	—	—	—	—	(12,567)	—	(12,567)
Shares issued under 2020 Incentive Award Plan	66,208	—	—	—	—	—	—	—	—	—	—
Shares issued under 2020 Employee Stock Purchase Plan	77,172	—	—	—	736	—	—	—	736	—	736
Shares issued upon exercise of warrants	5,004	—	—	—	58	—	—	—	58	—	58
Stock-based compensation expense	—	—	—	—	39,412	—	—	—	39,412	—	39,412
Balance at December 31, 2021	316,963,552	32	1,610,014	(12,567)	3,373,278	(866,607)	(6,340)	(4,479)	2,483,317	97,084	2,580,401
Comprehensive income (loss)
Net (loss) income	—	—	—	—	—	(1,380,502)	—	—	(1,380,502)	2,995	(1,377,507)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(14,370)	(14,370)	(4,526)	(18,896)
Total comprehensive loss									(1,394,872)	(1,531)	(1,396,403)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(23)	—	(23)	—	(23)
Increase in noncontrolling interest	—	—	—	—	—	—	—	—	—	6,191	6,191
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(6,934)	—	—	—	(6,934)	—	(6,934)
Shares issued under 2020 Employee Stock Purchase Plan	713,213	—	—	—	3,320	—	—	—	3,320	—	3,320
Shares issued under 2020 Incentive Award Plan	2,013,535	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	39,172	—	—	—	39,172	—	39,172
Balance at December 31, 2022	319,690,300	32	1,610,014	(12,567)	3,408,836	(2,247,109)	(6,363)	(18,849)	1,123,980	101,744	1,225,724
Comprehensive income (loss)
Net (loss) income	—	—	—	—	—	(63,258)	—	—	(63,258)	2,639	(60,619)
Foreign currency translation adjustments	—	—	—	—	—	—	—	5,817	5,817	3,201	9,018
Total comprehensive loss									(57,441)	5,840	(51,601)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(24)	—	(24)	—	(24)
Purchase of treasury stock	(4,164,010)	—	4,164,010	(10,665)	—	—	—	—	(10,665)	—	(10,665)
Retirement of shares	—	—	(2,173,949)	4,283		(4,283)			—
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(2,524)	—	—	—	(2,524)	—	(2,524)
Shares issued under 2020 Employee Stock Purchase Plan	1,241,440	—	—	—	2,248	—	—	—	2,248	—	2,248
Shares issued under 2020 Incentive Award Plan and tax related to net share settlement	5,467,531	—	—	—	(1,880)	—	—	—	(1,880)	—	(1,880)
Stock-based compensation expense	—	—	—	—	42,581	—	—	—	42,581	—	42,581
Deconsolidation of subsidiaries	—	—	—	—	—	—	—	9,087	9,087	(108,869)	(99,782)
Balance at December 31, 2023	322,235,261	$32	3,600,075	$(18,949)	$3,449,261	$(2,314,650)	$(6,387)	$(3,945)	$1,105,362	$(1,285)	$1,104,077

See Notes to Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(60,318)	$(1,377,292)	$57,549
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Noncash interest income	(7,660)	(43,785)	(8,315)
Amortization of deferred financing fees	8,292	8,860	9,250
Impairment of goodwill and indefinite-lived assets	43,500	1,572,523	—
Extinguishment costs related to repayment and repricing of long-term debt	—	—	1,569
Depreciation and amortization	224,697	233,075	240,041
Change in fair value of warrant liability	(286)	(21,236)	955
Fair value adjustments related to contingent consideration	10,362	4,774	5,763
Deferred income taxes	(80,416)	(190,754)	(10,012)
Equity-based compensation of Karman Topco L.P.	(2,524)	(6,934)	(15,030)
Stock-based compensation	42,880	39,825	39,412
Equity in earnings of unconsolidated affiliates	(5,511)	(10,609)	(10,298)
Distribution received from unconsolidated affiliates	2,100	1,826	1,465
Loss on disposal of property and equipment	3,318	644	7,162
Loss on divestitures	19,068	2,863	—
Gain on deconsolidation of subsidiaries	(58,891)	—	—
Gain on repurchases from the Term Loan Facility and Senior Secured Notes debt	(8,665)	—	—
Changes in operating assets and liabilities, net of effects from divestitures and purchases of businesses:
Accounts receivable, net	45,601	(75,688)	(215,501)
Prepaid expenses and other assets	50,626	(22,738)	(14,000)
Accounts payable	(26,175)	(17,635)	46,000
Accrued compensation and benefits	26,941	16,678	(2,363)
Deferred revenues	6,974	(11,551)	(2,694)
Other accrued expenses and other liabilities	5,082	18,412	(4,962)
Net cash provided by operating activities	238,995	121,258	125,991
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired	—	(74,206)	(42,668)
Purchase of investment in unconsolidated affiliates	(3,023)	(775)	(2,000)
Purchase of property and equipment	(46,271)	(40,455)	(31,175)
Proceeds from divestitures	21,108	1,896	—
Deconsolidation of subsidiaries cash and cash equivalents and restricted cash, net of proceeds	(31,465)	—	—
Proceeds from sale of investment in unconsolidated affiliates	4,428	—	—
Net cash used in investing activities	(55,223)	(113,540)	(75,843)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	99,538	326,090	61,629
Payments on lines of credit	(99,102)	(326,968)	(111,736)
Proceeds from government loans for COVID-19 relief	1,339	—	2,975
Principal payments on long-term debt	(13,602)	(13,394)	(13,309)
Repurchases of Term Loan Facility and Senior Secured Notes debt	(156,559)	—	—
Proceeds from issuance of common stock	2,248	3,320	794
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	(1,880)	—	—
Contingent consideration payments	(4,898)	(23,164)	(9,814)
Holdback payments	(1,886)	(11,057)	(3,989)
Purchase of treasury stock	(6,382)	—	(12,567)
Financing fees paid	—	(1,464)	(74)
Contribution from noncontrolling interest	—	5,217	—
Redemption of noncontrolling interest	(154)	(224)	(209)
Net cash used in financing activities	(181,338)	(41,644)	(86,300)
Net effect of foreign currency changes on cash	1,876	(8,179)	(3,177)
Net change in cash, cash equivalents and restricted cash	4,310	(42,105)	(39,329)
Cash, cash equivalents and restricted cash, beginning of period	138,532	180,637	219,966
Cash, cash equivalents and restricted cash, end of period	$142,842	$138,532	$180,637
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Exchange of ownership of SPV for fair value of GSH	$15,854	$—	$—
Non-cash proceeds from divestitures	$4,283	$—	$—
Purchase of property and equipment recorded in accounts payable and accrued expenses	$1,201	$842	$759
SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for interest	$174,767	$126,560	$137,467
Cash received from interest rate derivatives	$28,808	$6,527	$—
Cash payments for income taxes, net	$39,007	$45,729	$40,189

See Notes to the Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

On July 25, 2014, Advantage Solutions Inc. (“ASI Intermediate”) acquired Advantage Sales & Marketing Inc. (the “2014 Topco Acquisition”). As a result of the 2014 Topco Acquisition, Advantage Sales & Marketing Inc. became a wholly owned indirect subsidiary of ASI Intermediate and Karman Topco L.P. (“Topco”) became the sole stockholder of ASI Intermediate.

The units of Topco are held by equity funds affiliated with or advised by CVC Capital Partners, Leonard Green & Partners, Juggernaut Capital Partners, Centerview Capital, L.P., and Bain Capital, as well as by current and former members of the Company’s management.

On September 7, 2020, ASI Intermediate entered into an agreement and plan of merger (as amended, modified, supplemented or waived, the “Merger Agreement”), with Conyers Park II Acquisition Corp., a Delaware corporation, now known as Advantage Solutions Inc. (“Conyers Park”), CP II Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Conyers Park (“Merger Sub”), and Topco.

On October 28, 2020, Conyers Park consummated the merger pursuant to the Merger Agreement, by and among Merger Sub, ASI Intermediate, and Topco. Pursuant to the Merger Agreement, Merger Sub was merged with and into Legacy Advantage with Legacy Advantage being the surviving company in the merger as a wholly owned subsidiary of Conyers Park (the “Merger”). On October 28, 2020, Conyers Park changed its name to Advantage Solutions Inc. (the “Company” or “Advantage”) and ASI Intermediate changed its name to ASI Intermediate Corp.

In connection with the entry into the Merger Agreement, Conyers Park also entered into subscription agreements with certain investors (the “PIPE Investors”), pursuant to which, among other things, Conyers Park agreed to issue and sell in a private placement shares of Conyers Park Class A common stock for a purchase price of $10.00 per share. The PIPE Investors, other than the equity holders of Topco that participated in the PIPE Investment (the “Advantage Sponsors”) and their affiliates, agreed to purchase an aggregate of 51,130,000 shares of Conyers Park Class A common stock. Certain of the Advantage Sponsors or their affiliates agreed to purchase an aggregate of 34,410,000 shares of Conyers Park Class A common stock, and, at their sole discretion. The shares of Conyers Park Class A common stock purchased by the PIPE Investors in the private placement are referred to as the “PIPE Shares” and the aggregate purchase price paid for the PIPE Shares is referred to as the “PIPE Investment.” On October 28, 2020, the PIPE Investment was consummated, and 85,540,000 shares of Class A common stock were issued for aggregate gross proceeds of $855.4 million.

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

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The financial information set forth herein reflects: (a) the consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for the years ended December 31, 2023, 2022, and 2021 and (b) the consolidated balance sheets as of December 31, 2023 and 2022. The consolidated financial statements for the years ended December 31, 2023, 2022, and 2021 reflect Topco’s basis in the assets and liabilities of the Company, as a result of the 2014 Topco Acquisition. The Company’s share in the earnings or losses for its investments in affiliates is reflected in “Investments in unconsolidated affiliates” and “Income from unconsolidated investments” in the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive (Loss) Income, respectively. All intercompany balances and transactions have been eliminated upon consolidation. Reclassifications of certain immaterial prior period amounts have been made to conform to the current period presentation that were combined in previous years.

On November 30, 2023 the Company reduced its equity interest in Advantage Smollan Limited ("ASL"), its European joint venture, from a majority interest of under 60% to a minority interest of 49.6% in exchange for $1.0 million in cash. The Company also removed certain participating rights with ASL related to capital allocation and certain of the Company’s decision making rights, resulting in a loss of control. Therefore, in accordance with Accounting Standards Codification 810 ("ASC 810"), Consolidation, ASL

was deconsolidated from the Company’s consolidated financial statements resulting in the recognition of a $58.9 million gain for the year ended December 31, 2023. Effective December 1, 2023, the Company’s investment in ASL is accounted for under the equity method of accounting, with the investment reported in “Investments in unconsolidated affiliates” on the Consolidated Balance Sheets and equity income (loss) reported in “Income from unconsolidated investments” on the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Reportable Segments

The Company provides services across two segments — sales and marketing.

During the fourth quarter of 2023, certain organizational changes were announced that will impact the Company’s future internal reporting. As a result of these changes, the Company expects to have three reportable segments. The Company expects that any operational changes impacting the reportable segments will be effective in the first quarter of 2024.

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

Foreign Currency

The Company’s reporting currency is U.S. dollars as that is the currency of the primary economic environment in which the Company operates. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are included in “Accumulated other comprehensive (loss) income” in the Consolidated Statements of Stockholders’ Equity. Transactions in foreign currencies other than the entities’ functional currency are converted using the rate of exchange at the date of transaction. The gains or losses arising from the revaluation of foreign currency transactions to functional currency are included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in Accumulated other comprehensive (loss) income in stockholders’ equity. The Company reports gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are of a long-term investment nature, in “Other comprehensive (loss) income” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. These items represented a net loss of $0.2 million, a gain of $7.3 million, and a gain of $1.0 million during the years ended December 31, 2023, 2022, and 2021, respectively.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company’s Consolidated Statements of Cash Flows:

	December 31,
	2023	2022	2021
(in thousands)
Cash and cash equivalents	$126,479	$120,715	$164,622
Restricted cash	16,363	17,817	16,015
Total cash, cash equivalents and restricted cash	$142,842	$138,532	$180,637

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

Derivatives

The Company uses financial instruments to hedge interest rate and foreign exchange risk. Derivative instruments, used to hedge interest rates, consist of interest rate swaps and interest rate caps. Interest rate swap contracts involve the exchange of floating rate interest payment obligations for fixed interest rate payments without the exchange of the underlying principal amounts. Interest rate cap contracts limit the floating interest rate exposure to the indicative rate in the agreement. Derivatives are initially recognized at fair value on the date a contract is entered into and are subsequently re-measured at fair value. The fair values of derivatives are measured using observable market prices or, where market prices are not available, by using discounted expected future cash flows at prevailing interest and exchange rates. The Company does not designate these derivatives as hedges for accounting purposes, and as a result, all changes in the fair value of derivatives used to hedge interest rates and foreign exchange risk are recorded in “Interest expense” and in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income, respectively. Cash flows associated with such derivatives are reported in cash flows from operating activities in the Consolidated Statements of Cash Flows. These arrangements contain an element of risk in that the counterparties may be unable to meet the terms of such arrangements. In the event the counterparties are unable to fulfill their related obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management.

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

The Company capitalizes certain direct costs associated with the development and purchase of internal-use software within property and equipment. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding five years. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to capitalized internal-use software for the years ended December 31, 2023 and 2022.

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

Divestitures

The Company nets the proceeds on the divestitures of businesses with the carrying amount of the related net assets and liabilities and records a gain or loss in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Any contingent payments that are potentially due to the Company as a result of these divestitures are recorded when it is probable that a significant reversal of such consideration will not occur, or in the case of a business, when such payments are realizable. For divestitures of businesses, the Company includes the relative fair value of goodwill associated with the businesses in the determination of the gain or loss on sale.

Held for Sale

Assets and liabilities to be disposed of by sale are classified as “held for sale” if their carrying amounts are expected to be recovered through a sale transaction rather than through continuing use. The classification occurs when the disposal group is available for immediate sale and the sale is probable. These criteria are generally met when management has committed to a plan to sell the assets within one year. Components and businesses that meet accounting requirements to be classified as held for sale are presented as single asset and liability amounts in the Company's financial statements with a valuation allowance, if necessary, to recognize the net carrying amount at the lower of cost or fair value, less costs to sell. The Company reviews its businesses and assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to estimated fair values. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired in an acquisition. The Company tests for impairment of goodwill at the reporting unit level. The Company generally combines components that have similar economic characteristics, nature of services, types of clients, distribution methods and regulatory environment. The Company has two reporting units, sales and marketing, which are also the Company’s operating segments.

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

The Company’s annual goodwill impairment assessment for each year is performed as of October 1. The Company utilizes a combination of income and market approaches to estimate the fair value of its reporting units. The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions for the reporting units’ revenue growth rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, terminal growth rate, discount rate, and incremental net working capital, all of which require significant management judgment. The market approach applies market multiples derived from the historical earnings data of selected guideline publicly-traded companies to the Company’s reporting units’ businesses, which requires significant management judgment. The guideline companies are first screened by industry group and then further narrowed based on the reporting units’ business descriptions, markets served, competitors, EBITDA margins and revenue size. Market multiples are then selected from within the range of these guideline companies’ multiples based on the subject reporting unit. The Company compares a weighted average of the output from the income and market approaches to the carrying value of each reporting unit. The Company also compares the aggregate estimated fair value of its reporting units to the estimated fair value of its total market capitalization. The assumptions in the income and market approach are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy (described in “Fair Value Measurements,” below). The Company based its fair value estimates on assumptions it believes to be reasonable but which are unpredictable and inherently uncertain. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to the Company’s planned strategy, it may cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future.

In connection with the Company's annual quantitative impairment test effective as of October 1, 2023, the Company concluded that the goodwill was not impaired as of October 1, 2023. The fair value of the sales and marketing reporting units exceeded their carrying value by 19.1% and 6.8%, respectively, as of October 1, 2023. The Company determined that no additional goodwill impairment occurred through December 31, 2023.

In connection with the Company's annual quantitative impairment test effective as of October 1, 2022, the Company’s sales and marketing reporting units were written down to their respective fair values, resulting in zero excess fair value over their carrying values. The Company recognized $1,275.7 million and $91.8 million impairment charges in the sales and marketing reporting units, respectively, for the year ended December 31, 2022, which has been reflected in “Impairment of goodwill and indefinite-lived assets” in the Company’s Consolidated Statements of Comprehensive (Loss) Income. While there was no single determinative event or factor, the consideration of the weight of evidence of several factors that culminated during the fourth quarter of 2022 led the Company to conclude that it was more likely than not that the fair value of the sales and marketing reporting units were below their carrying values. These factors included: (a) sustained decline in the Company’s share price; (b) challenges in the labor market and continued inflationary pressures; and (c) an increase to the discount rate as a result of the recent increases in interest rates which adversely affected the results of the quantitative impairment tests.

The uncertainty and volatility in the economic environment in which the Company operates could have an impact on the Company's future growth and could result in future impairment charges. There is no assurance that actual future earnings, cash flows or other assumptions for the reporting units will not significantly decline from these projections.

In connection with the Company's annual quantitative impairment test effective as of October 1, 2021, the Company concluded that the goodwill was not impaired for the year ended December 31, 2021. The fair value of the sales and marketing reporting units exceeded their carrying value by 23.8% and 41.6%, respectively, as of October 1, 2021.

Indefinite Lived Intangible Assets

The Company’s indefinite-lived intangible assets are its sales and marketing trade names. Intangible assets with indefinite useful lives are not amortized but tested annually, at the beginning of the fourth quarter, for impairment or more often if events occur or circumstances change that would create a triggering event. The Company has the option to perform a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value before performing a quantitative impairment test. The Company tests its indefinite-lived intangible assets for impairment using a relief from royalty method by comparing the estimated fair values of the indefinite-lived intangible assets with the carrying values. The estimates used in the determination of fair value are subjective in nature and involve the use of significant assumptions. These estimates and assumptions include revenue growth rates, terminal growth rate, discount rates and royalty rate, all of which require significant management judgment. The assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The Company based its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates.

In connection with the Company’s annual quantitative impairment test effective as of October 1, 2023, the Company concluded that the indefinite-lived intangible assets were not impaired as of October 1, 2023. The fair value of the indefinite-lived intangible assets related to the sales trade name exceeded its carrying value by 23.2% as of October 1, 2023. The fair value of the indefinite-lived intangible asset related to the marketing trade name exceeded its carrying value by 6.9% as of October 1, 2023.

During the fourth quarter of 2023, the Company determined a triggering event occurred and an impairment assessment was warranted for the sales indefinite-lived trade name due to the deconsolidation of the Company’s European joint venture and the planned divestitures of a collection of foodservice businesses, which was determined to be held for sale. Additionally, during the fourth quarter of 2023, the Company determined a triggering event occurred and an impairment assessment was warranted for the marketing indefinite-lived trade name due to the planned divestitures of a collection of foodservice businesses.

As a result, the Company recognized a non-cash intangible asset impairment charge of $43.5 million related to its indefinite-lived sales trade name during the year ended December 31, 2023, which has been reflected in “Impairment of goodwill and indefinite-lived assets” in the Consolidated Statements of Comprehensive (Loss) Income. The fair value of the indefinite-lived intangible assets related to sales and marketing trade names exceeded their carrying value by 0.0% and 17.0%, respectively, for the year ended December 31, 2023.

In connection with the Company's annual quantitative impairment test effective as of October 1, 2022, the Company concluded the carrying value of the indefinite-lived trade names in the sales and marketing reporting units exceeded their estimated fair values. As a result, the Company recognized non-cash intangible asset impairment charges of $146.0 million and $59.0 million related to the Company’s indefinite-lived sales and marketing trade names, respectively, which has been reflected in “Impairment of goodwill and indefinite-lived assets” in the Company’s Consolidated Statements of Comprehensive (Loss) Income. While there was no single determinative event or factor, the factors that led to the impairment were the same circumstances outlined in the goodwill impairment discussion above.

In connection with the Company's annual quantitative impairment test effective as of October 1, 2021, the Company concluded that the indefinite-lived intangible assets were not impaired. The fair value of the indefinite-lived intangible assets related to sales and marketing trade names exceeded their carrying value by 65.0% and 33.3%, respectively.

Long-Lived Assets

Long-lived assets to be held and used, including finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured as the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. No impairment related to the Company’s long-lived assets were recorded during the years ended December 31, 2023, 2022, and 2021.

Contingent Consideration

Certain of the Company’s acquisitions include contingent consideration arrangements, which are generally based on the achievement of future financial performance. If it is determined the contingent consideration arrangements are not compensatory, the fair values of these contingent consideration arrangements are included as part of the purchase price of the acquisitions or divestitures on their respective transaction dates. For each transaction, the Company estimates the fair value of contingent consideration payments as part of the initial purchase price and records the estimated fair value of contingent consideration related to proceeds from divestitures as an asset in “Other Assets” or related to purchases of businesses as a liability in “Other accrued expenses” or “Other long-term liabilities” in the Consolidated Balance Sheets.

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

Leases

The Company has obligations under various real estate leases, equipment leases, and software license agreements. The Company assesses whether these arrangements are or contain leases at lease inception. Classification of the leases between financing and operating leases is determined by assessing whether the lease transfers ownership of the asset to the Company, the lease grants an option for the Company to purchase the underlying asset, the lease term is for the majority of the asset’s remaining economic life, or if the minimum lease payments equal or substantially exceed all of the leased asset’s fair market value. As of December 31, 2023, the Company's finance leases were not material. See Note 8, Leases, for further information regarding the Company’s operating leases.

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

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Sales brand-centric services	$1,362,612	$1,364,673	$1,292,639
Sales retail-centric services	1,082,403	1,142,344	1,031,245
Total sales revenues	2,445,015	2,507,017	2,323,884
Marketing brand-centric services	545,243	559,218	554,447
Marketing retail-centric services	1,234,588	983,507	723,967
Total marketing revenues	1,779,831	1,542,725	1,278,414
Total revenues	$4,224,846	$4,049,742	$3,602,298

The Company is party to certain client contracts that include variable consideration, whereby the ultimate consideration is contingent on future events such as the client’s sales to retailers, hours worked, event count, costs incurred, and performance incentive bonuses. For commission-based service contracts, the consideration received from the client is variable because the Company earns an agreed upon percentage of the client’s sales to retailers, which is agreed upon on a manufacturer-by-manufacturer basis. Revenues are recognized for the commission earned during the applicable reporting period. The Company generally earns commission revenues from headquarter relationship management, analytics, insights and intelligence, e-commerce, administration, private label development and retail services arrangements. As part of these arrangements, the Company provides a variety of services to consumer goods manufacturers in order to improve the manufacturer’s sales at retailers. This includes primarily outsourced sales, business development, category and space management, relationship management, and sales strategy services. In exchange for these services, the Company earns an agreed upon percentage of its client’s sales to retailers, which is agreed upon on a manufacturer-by-manufacturer basis.

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

The variability of the consideration for the services transferred during a reporting period is typically resolved by the end of the reporting period. However, for certain client contracts, the Company is required to estimate the variable consideration for the services that have been transferred to the client during the reporting period. The Company typically estimates the variable consideration based on the expected value method. Estimates are based on historical experience and current facts known during the reporting period. The Company only recognizes revenues related to variable consideration if it is probable that a significant reversal of revenues recognized will not occur when the uncertainty associated with the variable consideration is resolved. When such probable threshold is not satisfied, the Company will constrain some or all of the variable consideration and the constrained variable consideration will not be recognized as revenues. The Company records an adjustment to revenue for differences between estimated revenues and the amounts ultimately invoiced to the client. Adjustments to revenue during the current period related to services transferred during prior periods were not material during the years ended December 31, 2023, 2022, and 2021.

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

Substantially all of the Company’s contracts with its clients either have a contract term that is less than one year with options for renewal and/or can be canceled by either party upon 30 to 120 days’ notice. For the purpose of disclosing the transaction price allocated to remaining unsatisfied performance obligations or partially satisfied performance obligations, the Company elected policies to: (1) exclude contracts with a contract term of one year or less and (2) exclude contracts with variable consideration that is allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation when that performance obligation qualifies as a series of remaining performance obligations. After applying these policy elections, the Company determined that it does not have a significant amount of fixed consideration allocated to remaining performance obligations for contracts with a contract term that exceeds one year.

When the Company satisfies its performance obligation and recognizes revenues accordingly, the Company has a present and unconditional right to payment and records the receivable from clients in “Accounts receivable” in the Consolidated Balance Sheets. The Company’s general payment terms are short-term in duration and the Company does not adjust the promised amount of consideration for the effects of a significant financing component.

Contract liabilities represent deferred revenues which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation(s) and are included in “Deferred revenues” in the Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the years ended December 31, 2023, 2022, and 2021, included $21.5 million, $34.3 million, and $37.2 million of deferred revenues from the respective prior years.

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

Equity-based Compensation

The Company measures the cost of non-employee services received in exchange for an award of equity instruments based on the measurement date fair value consistent with the vesting of the awards and measuring the fair value of these units at the end of each measurement period. The cost is recognized over the requisite service period. The Company’s equity-based compensation is based on grant date fair value determined utilizing the Backsolve Option Pricing Method (“OPM”) for the Topco Common Series C Units and a combination of the OPM and Monte Carlo valuation model for the Topco Common Series C-2 Units.

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

Impact of the War in Ukraine

The Company recorded pretax charges of $2.8 million in the first quarter of 2022, primarily consisting of its proportionate share of the net investment in an indirect interest in Russian agencies in “Loss on divestitures” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. This relates to the Company’s minority-interest holding in a European joint venture that has a minority interest in a European company that has majority-ownership interests in local agencies in Russia. As of December 31, 2023, the European joint venture has completely written off its investment in this European company and no amounts pertaining to this European company remain on the Company’s Consolidated Balance Sheets.

Recent Accounting Pronouncements

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to expand their existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company beginning in fiscal year 2025, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker (“CODM”). The standard is effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-07 on the consolidated financial statements and related disclosures and expects to adopt the new standard using a retrospective approach.

All other new accounting pronouncements issued, but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

2. Acquisitions, Divestitures and Deconsolidation

2023 Foodservice Businesses Held for Sale

The Company has included businesses classified as held for sale within its continuing operations as their dispositions do not represent a strategic shift that will have a major effect on the Company’s operations and financial results.

As of December 31, 2023, certain assets and liabilities of a collection of foodservice businesses were classified as held for sale in “Prepaid expenses and other current assets” and “Other accrued expenses” on the Company's Consolidated Balance Sheet. The collection of foodservice businesses were sold during the first quarter of 2024. As part of the sale, the foodservice businesses were combined with an entity owned by the buyer, with the Company receiving approximately $91.0 million, less estimated working capital adjustments and an ongoing 7.5% stake in the entity with which the foodservice businesses will be combined.

The following table presents the carrying amounts of the major classes of the disposal group's assets and liabilities as of December 31, 2023:

(in thousands)	December 31, 2023
Carrying amounts of major classes of assets
Accounts receivable	$13,095
Prepaid and other current assets	2,128
Total current assets	15,223
Property and equipment	1,043
Goodwill	15,200
Other intangibles	12,719
Other noncurrent assets	1,122
Total assets	$45,307
Carrying amounts of major classes of liabilities
Accounts payable	$1,555
Accrued compensation and benefits	1,475
Other accrued expenses	466
Deferred revenues	1,810
Other noncurrent liabilities	549
Total liabilities	$5,855

Total net assets of the disposal group classified as held for sale	$39,452

2023 Deconsolidation of ASL

On November 30, 2023 the Company reduced its equity interest in Advantage Smollan Limited (“ASL”), its European joint venture, from a majority interest of under 60% to a minority interest of 49.6% in exchange for $1.0 million in cash. The Company also removed certain participating rights with ASL related to capital allocation and certain of the Company’s decision making rights, resulting in a loss of control. Therefore, in accordance with Accounting Standards Codification 810 ("ASC 810"), Consolidation, ASL was deconsolidated from the Company’s consolidated financial statements. Effective December 1, 2023, the Company’s investment in ASL is accounted for under the equity method of accounting, with the investment reported in “Investments in unconsolidated affiliates” on the Consolidated Balance Sheets and equity income (loss) reported in “Income from unconsolidated investments” on the Consolidated Statements of Operations and Other Comprehensive (Loss) Income. Transactions between the Company and ASL are considered to be related-party transactions from the date of deconsolidation.

The fair value of the Company's continuing investment in ASL of $91.9 million was determined at the date of deconsolidation, recorded within “Investments in unconsolidated subsidiaries” on the Consolidated Balance Sheets and is assessed for impairment at each reporting period. The estimated fair value of the underlying business was determined based on a combination of the income and market approaches. The income approach utilizes estimates of discounted cash flows for the underlying business, which requires assumptions for growth rates, EBITDA margins, terminal growth rate, discount rate, and incremental net working capital, all of which require significant management judgment. The market approach applies market multiples derived from historical earnings data of selected guideline publicly traded companies. The Company compared a weighted average of the output from the income and market approaches to compute the fair value of ASL. The assumptions in the income and market approach are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy (described in Note 1.) The difference between the carrying value of the assets and liabilities of ASL that were deconsolidated and the fair value of the continuing investment, as determined at the date of deconsolidation, was $58.9 million, before tax, and this gain on deconsolidation is reflected within the Company’s Consolidated Statements of Operations and Other Comprehensive (Loss) Income for the year ended December 31, 2023. As a result of the ASL deconsolidation, the Company determined a triggering event occurred for the sales indefinite-lived trade name and a non-cash intangible asset impairment charge of $43.5 million was recorded. As part of the Company derecognizing ASL, the Company attributed $18.2 million of the Sales reporting unit goodwill to that business, which was derecognized and reflected in the calculated gain on sale. The Company determined that the remaining Sales reporting unit goodwill was not impaired.

ASL is party to transactions with the Company and its consolidated subsidiaries entered into in the normal course of business; these transactions include corporate expenses for services benefiting ASL. Up to the date of the deconsolidation, these transactions were eliminated on consolidation and had no impact on the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. After deconsolidating ASL, these transactions are treated as third-party transactions in the Company’s financial statements. The amount of these related-party transactions is included within Note 14, Related Parties.

2023 Divestitures

During the year ended December 31, 2023, the Company recognized a loss on the sale of businesses of $19.1 million, as a component of “Loss on divestitures” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company determined the sale of the businesses did not meet the criteria for classification as discontinued operations. The Company received $21.1 million of proceeds, which are net of transaction fees and holdbacks.

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

The operating results of the businesses acquired during the year ended December 31, 2022 contributed total revenues of $35.2 million during the year ended December 31, 2022. The Company has determined that the presentation of net income (loss) from the date of acquisition is impracticable due to the integration of the operations upon acquisition.

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

The operating results of the businesses acquired during the year ended December 31, 2021 contributed total revenues of $75.9 million during the year ended December 31, 2021. The Company has determined that the presentation of net income (loss) from the date of acquisition is impracticable due to the integration of the operations upon acquisition.

During the year ended December 31, 2021, the Company incurred $1.6 million, in transaction costs related to the acquisitions described above. These costs have been included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

3. Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2023 and 2022, are as follows:

	Sales	Marketing	Total
(in thousands)
Gross carrying amount as of January 1, 2022	$2,144,771	$713,233	$2,858,004
Accumulated impairment charge	(652,000)	—	(652,000)
Balance at January 1, 2022	1,492,771	713,233	2,206,004
Acquisitions	5,732	52,855	58,587
Measurement period adjustments	(392)	—	(392)
Impairment charge	(1,275,719)	(91,804)	(1,367,523)
Foreign exchange translation effects	(8,727)	—	(8,727)
Balance at December 31, 2022	213,665	674,284	887,949
Measurement period adjustments	350	—	350
Divestitures	(2,727)	—	(2,727)
Foodservice businesses held for sale	(6,900)	(8,300)	(15,200)
Deconsolidation of subsidiaries	(18,193)	—	(18,193)
Foreign exchange translation effects	3,212	—	3,212
Balance at December 31, 2023	$189,407	$665,984	$855,391

During the fiscal year ended December 31, 2022, the Company recognized non-cash goodwill impairment charges of $1,275.7 million and $91.8 million related to the Company’s sales and marketing reporting units, respectively, as a result of the Company’s annual evaluation of goodwill impairment test (as further described in Note 1 above). Accumulated impairment losses to goodwill were $2,019.5 million as of December 31, 2023 and 2022.

The following tables set forth information for intangible assets:

		December 31, 2023
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,335,872	$1,444,375	$—	$891,497
Trade names	10 years	88,600	53,493	—	35,107
Developed technology	7 years	3,100	1,070	—	2,030
Total finite-lived intangible assets(1)		2,427,572	1,498,938	—	928,634
Indefinite-lived intangible assets:
Trade names		1,480,000	—	828,500	651,500
Total other intangible assets		$3,907,572	$1,498,938	$828,500	$1,580,134

		December 31, 2022
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,488,802	$1,338,381	$—	$1,150,421
Trade names	10 years	97,009	47,986	—	49,023
Developed technology	6 years	7,500	4,441	—	3,059
Total finite-lived intangible assets(1)		2,593,311	1,390,808	—	1,202,503
Indefinite-lived intangible assets:
Trade names		1,480,000	—	785,000	695,000
Total other intangible assets		$4,073,311	$1,390,808	$785,000	$1,897,503

(1) Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year they become fully amortized.

As of December 31, 2023, estimated future amortization expenses of the Company’s finite-lived intangible assets are as follows:

(in thousands)

2024	$182,811
2025	177,061
2026	173,552
2027	171,862
2028	136,426
Thereafter	86,922
Total amortization expense	$928,634

The Company records all intangible assets at their respective fair values and assesses the estimated useful lives of the assets at the time of acquisition. Client relationships were valued using the multi-period excess earnings method under the income approach. The values of client relationships are generally regarded as the estimated economic benefit derived from the incremental revenues and related cash flows as a direct result of the client relationships in place versus having to replicate them. Further, the Company evaluated the legal, regulatory, contractual, competitive, economic or other factors in determining the useful life. Trade names were valued using the relief-from-royalty method under the income approach. This method relies on the premise that, in lieu of ownership, a company would be willing to pay a royalty to obtain access to the use and benefits of the trade names. The Company has considered its sales and marketing trade names related to the 2014 Topco Acquisition to be indefinite, as there is no foreseeable limit on the period of time over which such trade names are expected to contribute to the cash flows of the reporting entity. Further, the Company evaluated legal, regulatory, contractual, competitive, economic and other factors in determining the useful life.

In connection with the acquisitions during the year ended December 31, 2022, the Company recorded intangible assets of $25.6 million. Amortization expenses included in the Consolidated Statements of Operations and Comprehensive (Loss) Income for the years ended December 31, 2023, 2022 and 2021 were $196.4 million, $200.8 million, and $198.9 million, respectively.

During the year ended December 31, 2023, the Company recognized a non-cash intangible asset impairment charge of $43.5 million related to the Company's indefinite-lived sales trade name, in connection with the Company’s deconsolidation of its European joint venture and planned disposition of its foodservice businesses (as further described in Notes 1 and 2 above). During the year ended December 31, 2022, the Company recognized non-cash intangible asset impairment charges of $146.0 million and $59.0 million related to the Company's indefinite-lived sales and marketing trade names, respectively, in connection with the Company’s annual intangible asset impairment test on October 1, 2022 (as further described in Note 1 above). No impairment related to the Company’s intangible assets was recorded for the year ended December 31, 2021.

During fiscal year 2022, the Company concluded the impact of challenges in the labor market and continued inflationary pressures was an indicator that impairment may exist related to its client relationship intangible assets and as a result, the Company performed a recoverability test and determined that there was no impairment.
4. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
(in thousands)	2023	2022
Assets held for sale	$45,307	$4,959
Prepaid expenses	43,767	46,547
Inventory and supplies	29,731	78,273
Interest rate caps	26,279	—
Other receivables	10,898	6,604
Prepaid income taxes	2,889	7,385
Other current assets	7,069	5,708
Total prepaid expenses and other current assets	$165,940	$149,476

Inventory is stated at the lower of cost and net realizable value. Costs are determined on the first-in, first-out basis. The Company records write-downs of inventories which are obsolete or in excess of anticipated demand or net realizable value based on a consideration of marketability, historical sales and demand forecasts which consider assumptions about future demand and market conditions.

Other assets consist of the following:

	December 31,
(in thousands)	2023	2022
Operating lease right-of-use assets	$35,765	$61,744
Interest rate caps	65	47,493
Deposits	3,642	4,596
Workers' compensation receivable	3,941	3,525
Other long-term assets	3,048	2,164
Total other assets	$46,461	$119,522

5. Property and Equipment

Property and equipment consist of the following:

	December 31
(in thousands)	2023	2022
Software	$121,403	$129,329
Computer hardware	61,067	55,736
Leasehold improvements	19,222	20,860
Furniture, fixtures, and other	4,995	10,473
Total property and equipment	206,687	216,398
Less: accumulated depreciation	(132,777)	(145,500)
Total property and equipment, net	$73,910	$70,898

Depreciation expense was $28.3 million, $32.2 million, and $41.1 million related to property and equipment for the years ended December 31, 2023, 2022, and 2021, respectively.

6. Other Liabilities

Other accrued expenses consist of the following:

	December 31,
	2023	2022
(in thousands)
Accrued interest payable	$35,637	$33,168
Contingent consideration	18,355	1,674
Operating lease liabilities	15,204	21,584
Taxes	10,948	7,286
General liability insurance reserve	12,926	12,937
Client deposits	11,516	16,521
Rebates due to retailers	11,432	12,693
Client refunds related to the Take 5 Matter	9,416	9,416
Employee medical self-insurance reserves	8,864	10,007
Liabilities held for sale	5,855	—
Holdbacks	—	2,247
Other accrued expenses	12,862	5,640
Total other accrued expenses	$153,015	$133,173

Other long-term liabilities consist of the following:

	December 31,
	2023	2022
(in thousands)
Operating lease liabilities	$35,441	$56,371
Workers' compensation	35,025	32,377
Contingent consideration	117	18,660
Other long-term liabilities	5,664	3,146
Total other long-term liabilities	$76,247	$110,554

Under the workers’ compensation programs, the estimated liability for claims incurred but unpaid at December 31, 2023 and 2022 were $63.0 million and $57.2 million, respectively. These amounts include reported claims as well as claims incurred but not reported. As of December 31, 2023, $28.0 million and $35.0 million of this liability was included in the “Accrued compensation and benefits” and “Other long-term liabilities” in the Consolidated Balance Sheets, respectively. As of December 31, 2022, $24.8 million and $32.4 million of this liability was included in the “Accrued compensation and benefits” and “Other long-term liabilities” in the Consolidated Balance Sheets, respectively. In connection with its deductible limits, the Company has standby letters-of-credit in the amount of $44.1 million and $44.5 million as of December 31, 2023 and 2022, respectively, and $16.0 million surety bond as of such years supporting the estimated unpaid claim liabilities.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) (as further described in Note 15, Income Taxes) provides for deferred payment of the employer portion of social security taxes between March 27, 2020 and December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. The Company began deferring payment of the employer share of the social security taxes in April 2020. The Company repaid $23.8 million and $24.0 million during the years ended December 31, 2022 and December 31, 2021, respectively, and as a result of such payments, no payments were made during the year ended December 31, 2023 and no amounts were owed as of December 31, 2023.

Contingent Consideration Liabilities

Each reporting period, the Company measures the fair value of its contingent liabilities by evaluating the significant unobservable inputs and probability weightings using Monte Carlo simulations. Any resulting decreases or increases in the fair value result in a corresponding gain or loss reported in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company has reassessed the fair value of contingent consideration based on the achievement of performance targets as defined in the respective purchase agreements and it resulted in a fair value adjustment of a $10.4 million loss that was included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income. As of December 31, 2023, the maximum potential payment outcomes were $50.9 million.

The following table summarizes the changes in the carrying value of the contingent consideration liabilities:

	December 31,
(in thousands)	2023	2022
Beginning of the period	$20,334	$58,366
Fair value of acquisitions	—	510
Changes in fair value	10,362	4,774
Payments	(11,941)	(42,711)
Foreign exchange translation effects	(283)	(605)
End of the period	$18,472	$20,334

7. Debt

	December 31,
(in thousands)	2023	2022
Term Loan Facility	$1,149,057	$1,298,500
Senior Secured Notes	743,000	775,000
Government loans for COVID-19 relief and other	5,398	5,687
Total long-term debt	1,897,455	2,079,187
Less: current portion	13,580	13,991
Less: debt issuance costs	31,091	42,377
Long-term debt, net of current portion	$1,852,784	$2,022,819

Senior Secured Credit Facilities

Effective October 28, 2020, Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company (the “Borrower”), entered into (i) a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $400.0 million, subject to borrowing base capacity (as amended and/or restated from time to time, the “Revolving Credit Facility”) and (ii) a secured first lien term loan credit facility in an aggregate principal amount of $1.325 billion (as amended and/or/restated from time to time, the “Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”).

Revolving Credit Facility

The Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $500.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under the Revolving Credit Facility then in effect. Loans under the Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A. (“Bank of America”), will act as administrative agent and collateral agent. The Revolving Credit Facility matures five years after the date the Company enters into the Company's Revolving Credit Facility. The Borrower may use borrowings under the Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments.

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

The Borrower’s obligations under the Revolving Credit Facility are guaranteed by Karman Intermediate Corp. (“Holdings”) and all of the Borrower’s direct and indirect wholly owned material U.S. subsidiaries (subject to certain permitted exceptions) and Canadian subsidiaries (subject to certain permitted exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenues of Canadian subsidiaries) (the “Guarantors”). The Revolving Credit Facility is secured by a lien on substantially all of Holdings’, the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The Revolving Credit Facility has a first-priority lien on the current asset collateral and a second-priority lien on security interests in the fixed asset collateral (second in priority to the liens securing the Notes and the Term Loan Facility discussed below), in each case, subject to other permitted liens.

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

On October 28, 2021, the Borrower and Holdings also entered into the First Amendment to ABL Revolving Credit Agreement (the “ABL Amendment”), which amended the ABL Revolving Credit Agreement, dated October 28, 2020, by and among the Borrower, Holdings, the lenders from time-to-time party thereto and Bank of America, as administrative agent. The ABL Amendment was entered into by the Borrower to amend certain terms and provisions, including (i) reducing the interest rate floor for Eurocurrency rate loans from 0.50% to 0.00% and base rate loans from 1.50% to 1.00%, and (ii) updating the provisions by which U.S. Dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark to reflect the most recent standards and practices used in the industry. The ABL amendment was deemed to be a modification of the revolving credit facility for accounting purposes.

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

Term Loan Facility

The Term Loan Facility consists of a term loan credit facility denominated in U.S. dollars in an aggregate outstanding principal amount of $1.149 billion. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount. Borrowings will bear interest at a floating rate of Term SOFR plus an applicable margin of 4.50% per annum, subject to additional spread adjustment on SOFR ranging from 0.11% to 0.26%.

The Borrower may voluntarily prepay loans or reduce commitments under the Term Loan Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. The Company voluntarily repurchased an aggregate of $136.2 million principal amount of its Term Loan Facility during the year ended December 31, 2023. The Company recognized a gain on the repurchase of $7.7 million for the year ended December 31, 2023, as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Borrower will be required to prepay the Term Loan Facility with 100% of the net cash proceeds of certain asset sales (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios) and subject to certain reinvestment rights, 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios). The Borrower was not required to make any excess cash flow payment for the year ended December 31, 2023, and the Borrower did not make any other mandatory or voluntary prepayments of the Term Loan Facility for the years ended December 31, 2023 and 2022.

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

On October 28, 2021, the Borrower, together Holdings and certain of the Borrower’s subsidiaries, entered into Amendment No. 1 to the First Lien Credit Agreement (the “First Lien Amendment”), which amended the Term Loan Facility, dated October 28, 2020, by and among the Borrower, Holdings, Bank of America, as administrative agent and collateral agent, each lender party from time to time thereto, and the other parties thereto. The First Lien Amendment was entered into by the Borrower to reduce the applicable interest rate on the term loan to 5.25% per annum. Additional terms and provisions amended include (i) resetting the period for six months following October 28, 2021 in which a 1.00% prepayment premium shall apply to any prepayment of the term loan in connection with certain repricing events, and (ii) updating the provisions by which U.S. Dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark to reflect the most recent standards and practices used in the industry. The First Lien Amendment was deemed to be a modification of the term loan facility for accounting purposes. In connection with the First Lien Amendment, the Company incurred $2.3 million of third-party fees and expenses and recognized $1.5 million of non-cash expense on the extinguishment of debt from write off of unamortized debt issuance costs which were recorded in "Interest expense, net” in the Consolidated Statements of Operations and Comprehensive (Loss) Income during the year ended December 31, 2021. In May 2023, the Company amended the Term Loan Facility to replace the U.S. Dollar LIBOR provisions with SOFR, effective June 30, 2023.

Senior Secured Notes

Effective as of October 28, 2020, Advantage Solutions FinCo LLC (“Finco”) issued $775.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2028 (the “Notes”). Substantially concurrently with the issuance of the Notes, Finco merged with and into Advantage Sales & Marketing Inc. (the “Issuer”), with the Issuer continuing as the surviving entity and assuming the obligations of Finco. The Notes were sold to certain financial institutions and the Notes were then resold to certain non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended (the “Securities Act”), and to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act at a purchase price equal to 100% of their principal amount. The terms of the Notes are governed by an Indenture, dated as of October 28, 2020 (the “Indenture”), among Finco, the Issuer, the guarantors named therein (the “Notes Guarantors”) and Wilmington Trust, National Association, as trustee and collateral agent.

Interest and maturity

Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 at a rate of 6.50% per annum, commencing on May 15, 2021. The Notes will mature on November 15, 2028.

Guarantees

The Notes are guaranteed by Holdings and each of the Issuer’s direct and indirect wholly owned material U.S. subsidiaries (subject to certain permitted exceptions) and Canadian subsidiaries (subject to certain permitted exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenues of Canadian subsidiaries) that is a borrower or guarantor under the Term Loan Facility.

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

Optional redemption for the Notes

The Notes are redeemable on or after November 15, 2023 at the applicable redemption prices specified in the Indenture plus accrued and unpaid interest. The Notes were also redeemable at any time prior to November 15, 2023 at a redemption price equal to 100% of the aggregate principal amount of such Notes to be redeemed plus a “make-whole” premium, plus accrued and unpaid interest. In addition, the Issuer could have redeemed up to 40% of the original aggregate principal amount of Notes before November 15, 2023 with the net cash proceeds of certain equity offerings at a redemption price equal to 106.5% of the aggregate principal amount of such Notes to be redeemed, plus accrued and unpaid interest. Furthermore, prior to November 15, 2023, the Issuer could have redeemed during each calendar year up to 10% of the original aggregate principal amount of the Notes at a redemption price equal to 103% of the aggregate principal amount of such Notes to be redeemed, plus accrued and unpaid interest. If the Issuer or its restricted subsidiaries sell certain of their respective assets or experience specific kinds of changes of control, subject to certain exceptions, the Issuer must offer to purchase the Notes at par. In connection with any offer to purchase all Notes, if holders of no less than 90% of the aggregate principal amount of Notes validly tender their Notes, the Issuer is entitled to redeem any remaining Notes at the price offered to each holder. The Borrower may voluntarily prepay loans or reduce commitments under the Notes, in whole or in part without premium or penalty at a mutually agreeable rate between the buyer and the seller. During the year ended December 31, 2023, the Borrower repurchased Notes with a par value of $32.0 million for $28.0 million.

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

Government Loans for COVID-19 Relief

On May 25, 2020, a majority owned subsidiary of the Company operating in Japan entered into two loan agreements with a bank lender pursuant to a local government loan program. Subsequently, one of the loans was refinanced on October 26, 2020. The loans, bear interest rates of 1.82% and 1.83% per annum with maturity dates of May 27, 2029 and October 27, 2029, respectively, and the amounts under the loans will be repayable to the lender in monthly installments.

On December 28, 2021, the same subsidiary entered into a loan agreement from the bank lender pursuant to a local government loan program. The purpose of the loan is to use the borrowed funds for working capital and to fund the anticipated recovery of business operations from the COVID-19 pandemic. The loan bears an interest rate of 0.35% per annum until December 24, 2024, at which time the loan will bear an interest rate of 1.25% until the maturity date of December 31, 2036.

On April 18, 2023, the same subsidiary entered into a loan agreement from the bank lender pursuant to a local government loan program. The purpose of the loan is to use the borrowed funds for working capital and to fund the anticipated recovery of business operations from the COVID-19 pandemic. Half of the loan bears an interest rate of 1.70% per annum until the maturity date of April 30, 2043. The remainder of the loan bears an interest rate of 0.80% per annum until April 18, 2026, at which time the loan will bear an interest rate of 1.70% until the maturity date of April 30, 2043.

As of December 31, 2023 and 2022, the Company had aggregate principal amounts of $5.3 million and $4.5 million borrowings outstanding, respectively, associated with government loan programs for relief associated with the COVID-19 pandemic.

Debt Maturities

Future minimum principal payments on long-term debt are as follows:

(in thousands)
2024	$13,580
2025	13,760
2026	13,764
2027	1,109,811
2028	743,557
Thereafter	2,983
Total future minimum principal payments	$1,897,455

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

During the years ended December 31, 2023, 2022, and 2021, the Company expensed approximately $27.8 million, $30.7 million, and $28.7 million, respectively, of total operating lease costs, which includes $4.8 million, $4.4 million, and $4.6 million, of variable lease costs, respectively.

Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company’s right-of-use assets and lease liabilities for operating leases as of December 31, 2023 and 2022 were as follows:

		December 31,
(in thousands)	Classification	2023	2022
Assets
Operating lease right-of-use assets	Other assets	$35,766	$61,072
Liabilities
Current operating lease liabilities	Other accrued expenses	15,204	21,584
Noncurrent operating lease liabilities	Other long-term liabilities	35,441	56,371
Total lease liabilities		$50,645	$77,955

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. In determining its incremental borrowing rate, the Company reviewed the terms of its leases, its credit facilities, and other factors.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Cash paid for operating lease liabilities	$26,769	$23,298	$25,022
Right-of-use assets obtained in exchange for new operating lease obligations	18,187	31,007	19,869
Weighted-average remaining lease term	3.8 years	4.2 years	4.1 years
Weighted-average discount rate	9.7%	8.6%	7.7%

Maturities of lease liabilities as of December 31, 2023 were as follows:

(in thousands)
2024	$18,567
2025	16,216
2026	11,829
2027	6,495
2028	3,795
Thereafter	4,966
Total lease payments	$61,868
Less: imputed interest	(11,223)
Present value of lease liabilities	$50,645

9. Fair Value of Financial Instruments

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value.

As of December 31, 2023, and 2022, the Company’s interest rate derivatives and forward contracts are Level 2 assets and liabilities with the related fair values based on third-party pricing service models. These models use discounted cash flows that utilize market-based forward swap curves commensurate with the terms of the underlying instruments.

As of December 31, 2023, and 2022, the contingent consideration liabilities are Level 3 liabilities with the related fair values based on the significant unobservable inputs and probability weightings in using the income approach.

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

	December 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$26,344	$—	$26,344	$—
Total assets measured at fair value	$26,344	$—	$26,344	$—
Liabilities measured at fair value
Warrant liability	$667	$—	$667	$—
Contingent consideration liabilities	18,472	—	—	18,472
Total liabilities measured at fair value	$19,139	$—	$667	$18,472

	December 31, 2022
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$47,493	$—	$47,493	$—
Total assets measured at fair value	$47,493	$—	$47,493	$—
Liabilities measured at fair value
Warrant liability	$953	$—	$953	$—
Contingent consideration liabilities	20,334	—	—	20,334
Total liabilities measured at fair value	$21,287	$—	$953	$20,334

Interest Rate Cap Agreements

The Company had interest rate cap and interest rate collar contracts with an aggregate notional value of principals of $650.0 million as of December 31, 2023 and 2022 from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. On April 3, 2023, the Company entered into two interest rate collar contracts in an aggregate notional amount of $300.0 million with a maturity date of April 5, 2026 to manage the Company's exposure to potential interest rate increases that may result from fluctuation in SOFR.

The fair value of the Company's outstanding interest rate caps and collars of $26.3 million and $47.5 million were included in “Prepaid expenses and other current assets” and “Other assets” in the Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

During the years ended December 31, 2023, 2022, and 2021, the Company recognized interest income of $7.7 million, $43.8 million and $8.3 million, respectively, related to changes in the fair value of its derivative instruments.

Warrant Liability

The estimated fair value of the liability is recorded using sufficient observable information and is therefore classified as a Level 2 financial instrument. The warrant liability is stated at fair value at each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive (Loss) Income until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument.

On October 28, 2020, the Company recorded the initial warrant liability of the private placement warrants of $7.9 million. Subsequently, the warrant liability was remeasured to fair value resulting in a gain of $0.3 million, a gain of $21.2 million and a loss of $1.0 million reflected in “Change in fair value of warrant liability” in the Consolidated Statements of Operations and Comprehensive (Loss) Income during the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, and 2022, 7,333,333 private placement warrants remained outstanding at a fair value of $0.7 million and $1.0 million, respectively.

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

Long-term Debt

The following table sets forth the carrying values and fair values of the Company’s financial liabilities measured on a non-recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2023
Term Loan Facility	$1,149,057	$1,221,012
Notes	743,000	745,223
Government loans for COVID-19 relief and other	5,398	4,680
Total long-term debt	$1,897,455	$1,970,915

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2022
Term Loan Facility	$1,298,500	$1,372,125
Notes	775,000	736,517
Government loans for COVID-19 relief and other	5,687	5,930
Total long-term debt	$2,079,187	$2,114,572

The fair value of debt reported in the table above is based on adjusted price quotations on the debt instruments in an active market. The Company believes that the carrying value of its other borrowings, including amounts outstanding, if any, for the Revolving Credit Facility, approximate fair market value based on maturities for debt of similar terms.

10. Investments in Unconsolidated Subsidiaries

The carrying value of the Company’s investments in unconsolidated affiliates accounted for under the equity method was $211.4 million and $129.5 million as of December 31, 2023 and 2022, respectively. The investment as of December 31, 2023 comprised the Company’s investment in ASL and Global Smollan Holdings (“GSH”). The investment as of December 31, 2022 comprised of the Company’s investment in GSH, Smollan Holdings Proprietary Limited (“SH”), Ceuta Holdings Limited (“Ceuta”), and Partnership SPV 1 Limited (“SPV”). Income from the Company’s unconsolidated investments was $5.3 million for the year ended December 31, 2023. Income from the Company’s unconsolidated investments was not material for the years ended December 31, 2022 and 2021. The Company’s proportionate share in their net assets at December 31, 2023, and 2022 were $205.6 million and $123.2 million, respectively.

The Company’s equity method investments are not considered significant based on Regulation S-X Rule 4-08(g); therefore, no summarized financial information for the Company’s unconsolidated subsidiaries have been presented.

Contribution of Equity Method Investment in Smollan Holdings Proprietary Limited

In May 2023, the Company entered into a transaction in which it contributed its 25% ownership in the common stock of SH to GSH. Subsequent to this contribution, the Company holds a 25% non-voting equity investment in SH that provides the Company with preferred rights to non-cumulative dividends declared by SH with specified annual maximum dividends (“SH Dividend Shares”). Other than the preferred non-cumulative dividend rights, the equity investment in SH has no other economic rights and the Company does not have any significant influence over SH through its non-voting equity investments. As a result of this contribution, the Company no longer has significant influence in SH and ceased to account for its investment in SH under the equity method of accounting at the time of the contribution. In regard to the accounting for the SH Dividend Shares, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. The Company will continue to apply the alternative measurement guidance until this investment does not qualify to be so measured. The carrying value of the investment was not material as of December 31, 2023.

Ceuta Holdings Limited

In November 2023, the Company entered into an agreement and sold all of its 8.8% investment in Ceuta. The Company recognized a loss on sale of investment of $4.2 million, as a component of “Loss on divestitures” in the Consolidated Statements of Operations and Comprehensive (Loss) Income during the year ended December 31, 2023. The Company received $4.3 million of its common stock in exchange for its investment.

ASL Transaction

On November 30, 2023, the Company reduced its equity interest in ASL, its European joint venture, from a majority interest of under 60% to a minority interest of 49.6% in exchange for $1.0 million in cash (“ASL Transaction”). As part of the ASL Transaction, the Company ceased to have a controlling financial interest in ASL. The Company reassessed the VIE and voting interest models and concluded the Company no longer has control. Therefore, in accordance with ASC 810, ASL was deconsolidated and the Company recorded a gain on deconsolidation of $58.9 million that has been included in the Consolidated Statements of Operations and Comprehensive (Loss) Income. Subsequent to the ASL Transaction, the Company retained significant influence over ASL, and the investment in ASL is accounted for under the equity method of accounting. The Company’s equity method investment in ASL was recognized at its fair value totaling $91.9 million.

In conjunction with the ASL Transaction, the Company sold its 12.5% interest in SPV in exchange for a non-voting interest in GSH, resulting in an insignificant impact on the consolidated financial statements as a result of this transaction.

As a result of the above transactions, as of December 31, 2023, the Company’s investments in unconsolidated affiliates accounted for under the equity method consist of GSH (25.4%) and ASL (49.6%).

ATV Investment

The Company also holds 9.9% of the outstanding common shares of a subsidiary of a Japanese supermarket chain (“ATV”). The Company does not have significant influence over ATV and, as a result, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. The Company will continue to apply the alternative measurement guidance until this investment does not qualify to be so measured. The carrying value of the investment was $5.8 million and $6.3 million as of December 31, 2023 and 2022, respectively.

11. Stock-Based Compensation and Other Benefit Plans

The Company has nonqualified stock options, restricted stock units (“RSUs”), and performance restricted stock units (“PSUs”) under the Advantage Solutions Inc. 2020 Incentive Award Plan (the “Plan”). The Company’s RSUs and PSUs are expensed based on the fair value at the grant date. The Company recognized stock-based compensation expense and equity-based compensation expense associated with the Common Series C Units of Karman Topco L.P. as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Restricted share-based unit awards	$25,261	$25,353	$22,053
Other share-based awards	13,951	11,580	17,245
Total share-based compensation before tax	39,212	36,933	39,298
Tax benefit	8,812	7,883	6,558
Total share-based compensation expense included in net (loss) income	$30,400	$29,050	$32,740

Performance Restricted Stock Units

Performance restricted stock units are subject to the achievement of certain performance conditions based on the Company’s revenues (“PSU Revenues”) and Adjusted EBITDA (“PSU EBITDA”) targets in the respective measurement period and the recipient’s continued service to the Company. The PSUs are scheduled to vest over a three-year period from the date of grant and may vest from 0% to 150% of the number of shares set forth in the table below. The number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals as defined in the award agreements. Details for each aforementioned defined term for each grant have been provided in the table below.

During the first quarter of 2024, the Compensation Committee determined that the achievement of the performance objectives applicable to the PSU EBITDA 2023 and PSU Revenues 2023 objectives were 150.0% of Target Goals. The value of these PSU awards above the Target Goals remain subject to additional performance requirements (i.e., the above target performance must be maintained in 2024 and 2025) and service-based vesting conditions. The performance period for those PSU awards up to the Target Goals ended on December 31, 2023, but remain subject to service-based vesting conditions.

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

During the first quarter of 2022, the Compensation Committee determined that the achievement of the performance objective applicable to the PSU EBITDA 2021 objective was 64.6% of target and the achievement of the performance objective applicable to the PSU Revenues 2021 objective was 126.2% of target. In the first quarter of 2022, the Compensation Committee determined that the PSU Revenues and PSU EBITDA metrics will be measured separately when determining whether above-target performance has been maintained for future year performance. Such determination is applicable to the PSUs grants made in 2021 and in 2022. As a result, the 26.2% above-target performance on PSU Revenues for 2021 must be maintained in 2022 and 2023 in order for the corresponding above-target PSUs to vest in January 2024. During the first quarter of 2024, the Compensation Committee determined that there was no decline in performance with respect to PSU Revenues in 2022 and 2023 and as a result, an amount equal to approximately 9.2% of the target number of PSUs granted in January 2021 that were still outstanding in 2024 vested in January 2024.

Under the provision of ASC 718, Compensation—Stock Compensation, the Company determined that 2021 PSUs granted were modified as of March 11, 2022 related to 205,834 above-target PSU Revenues metrics. The stock-based compensation expense for such modification was accounted for as a cancellation of the original award and the issuance of a new award using the fair value of the award on the date of modification.

The fair value of PSU grants was equal to the closing price of the Company's stock on the date of the applicable grant. The maximum potential expense if the Maximum Goals were met for these awards has been provided in the table below.

Recognition of expense associated with performance-based stock is not permitted until achievement of the performance targets are probable of occurring.

Measurement Period	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Fair Value per Share	Maximum Remaining Unrecognized Compensation Expense	Weighted-average remaining requisite service periods
2023	3,272,133	6,544,266	9,816,399	$2.04	$12,770,316	2.4 years
2022	484,441	484,441	484,441	$5.37	$731,378	1.4 years
2021	183,315	183,315	310,422	$10.18	$50,417	0.5 years

The following table summarizes the PSU activity for the year ended December 31, 2023:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	6,373,064	$7.05
Granted	7,031,565	$2.03
Distributed	(1,420,066)	$9.54
Forfeited	(1,476,009)	$5.44
PSU performance adjustment	(3,169,425)	$5.40
Outstanding at December 31, 2023	7,339,129	$2.60

Restricted Stock Units

Restricted stock units are subject to the recipient’s continued service to the Company. The RSUs are generally scheduled to vest over three years and are subject to the provisions of the agreement under the Plan.

During the year ended December 31, 2023, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2023	9,576,760	$5.91
Granted	16,186,632	$2.02
Distributed	(4,799,010)	$5.56
Forfeited	(2,725,759)	$3.49
Outstanding at December 31, 2023	18,238,623	$2.92

As of December 31, 2023, the total remaining unrecognized compensation cost related to RSUs amounted to $39.4 million, which will be amortized over the weighted-average remaining requisite service periods of 2.2 years.

Common Series C Units and C-2 Units

The Limited Partnership Agreement allows profits interests in Topco to be granted to directors, officers, employees, and consultants of Topco and its subsidiaries. The performance-based profits interests (“Common Series C Units”) are subject to certain vesting requirements, as described below.

Common Series C Units were granted at no cost to employees of the Company. As the result of an amendment and restatement of the Limited Partnership Agreement, on March 15, 2018, 75% of all Common Series C Units awards are subject to vesting over four fiscal years from their respective issuance date. The remaining 25% of the units were forfeited. To the extent the Common Series C Units vest, such units may still be forfeited as a result of termination of the employment of the applicable holders or upon a non-qualifying exit event. Certain awards vest over the remaining initial four-year term, subject to the employee’s continued employment. In addition, Topco issued certain Common Series C Units in connection with the 2017 acquisition of Daymon Worldwide Inc. (“Daymon”) to certain Daymon employees, certain of which were deemed to have vested upon issuance, and certain of which vested in four annual installments, subject to such employee’s continued employment with the Company. The Limited Partnership Agreement also authorizes Topco to issue 35,000 Common Series C-2 Units to employees of the Company, which are deemed to be vested upon issuance and subject to substantially similar forfeiture provisions as the Common Series C Units, including forfeiture upon certain terminations of employment with the Company of the applicable holders or a non-qualifying exit event. Topco has the option to repurchase Common Series C Units for cash.

The following table summarizes the activity in the Common Series C Units and Common Series C-2 Units for the year ended December 31, 2023:

	Common Series C	Common Series C-2
Outstanding at January 1, 2023	132,890	25,095
Forfeited	(20)	(6,700)
Outstanding at December 31, 2023	132,870	18,395

Common Series D Units

In 2014, Topco issued the Company 30,000 time-vested profit interests (“Common Series D Units”), which vested on a monthly basis over a five-year vesting period, to entities affiliated with one equity sponsor of Topco. The Company measured the fair value of the Common Series D Units quarterly throughout the five-year vesting period and recognized this cost ratably over the vesting period. There were no grants during the years ended December 31, 2023, 2022, and 2021. The OPM was used to estimate the Common Series D Units fair value of $300 as of the grant date. The expected share price volatility is based on the average of the historical volatility of comparable public companies. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant over the expected term. The Company did not use a dividend yield as it has not historically paid distributions. The fair value of these units at the end of each measurement period were $46, $5, and $143 per unit as of December 31, 2023, 2022, and 2021. Since the Common Series D Units that were issued under the Limited Partnership Agreement were for interests in Topco, which is outside of the consolidated group, the value of the profit interests were marked to market at each of the Company’s reporting periods.

The following assumptions were used in determining the fair value of Common Series D Units for the year ended December 31, 2023:

Grant date fair value	$300.00
Dividend yield	0.0%
Expected volatility	67.0%
Risk-free interest rate	4.5%
Lack of marketability discount	31.0%
Expected term	1.4 years

On December 31, 2023, there were 30,000 Common Series D Units outstanding. During the years ended December 31, 2023, 2022, and 2021, the Company recorded equity-based compensation expense of $1.1 million, gain of $4.1 million, and gain of $15.0 million, respectively, included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Stock Options

During the year ended December 31, 2023, the following activities involving stock options occurred under the Plan:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2023	2,115,664	$3.92
Granted	17,375,000	$6.00
Exercised	(390,000)	$2.24
Forfeited	(1,410,443)	$3.92
Cancelled/Expired	(315,221)	$5.99
Outstanding at December 31, 2023	17,375,000	$6.00

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

•

Expected Term. The expected term represents the period that the stock-based awards are expected to be outstanding. Because of the limitations on the sale or transfer or the Company's common stock as a previously privately held company, the Company does not believe its historical exercise pattern for similar awards is indicative of the pattern the Company will experience as a publicly traded company. The Company has consequently used the Staff Accounting Bulletin, or SAB 110, Simplified Method to calculate the expected term, which is the mid-point between the vesting period and the contractual term for each vesting-tranche. The Company plans to continue to use the SAB 110 Simplified Method until the Company has sufficient trading history as a publicly traded company.

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

In addition to assumptions used in the Black-Scholes option-pricing model, the Company must also estimate a forfeiture rate to calculate the stock-based compensation for the Company's awards. The Company will continue to use judgment in evaluating the assumptions related to the Company's stock-based compensation on a prospective basis. As the Company continues to accumulate additional data, the Company may have refinements to the Company's estimates, which could materially impact the Company's future stock-based compensation expense.

The fair value of the employee stock options was estimated using the following assumptions for the year ended December 31, 2023:

Share Price	$2.13
Dividend yield	0.0%
Expected volatility	40.0%
Risk-free interest rate	3.5%
Expected term	6.4 years

As of December 31, 2023, the Company had approximately $6.2 million of total unrecognized compensation expense related to stock options, net of related forfeiture estimates, which the Company expects to recognize over a weighted-average period of approximately 3.6 years. The weighted average remaining contractual term of all options outstanding as of December 31, 2023 was 9.1 years. The intrinsic value of all outstanding options as of December 31, 2023 was $6.9 million based on the market price of the Company's common stock of $3.62 per share. The total intrinsic value of stock options exercised during the year ended December 31, 2023 was $0.1 million. As of December 31, 2023, there were no stock options that were exercisable.

Employee Stock Purchase Plan

The Company provides compensation benefits to employees under the amended 2020 Employee Stock Purchase Plan, (the “ESPP”). Employees, may have to satisfy one or more of the following service requirements before participating in the ESPP, as determined by the administrator: (a) customary employment with the Company for more than 20 hours per week and more than five months per calendar year, or (b) continuous employment with the Company for a minimum period of time, not to exceed two years, prior to the first date of an offering. An employee may not be granted rights to purchase stock under the ESPP if such employee (x) immediately after the grant would own stock possessing five percent or more of the total combined voting power or value of the common stock, or (y) would purchase in excess of $25,000 of fair market value of such stock in an offering period. Additionally, “highly compensated employees” may not be granted rights to purchase stock under the ESPP. This includes individuals with compensation above a specified level, who is an officer and/or is subject to the disclosure requirements of Section 16(a) of the Exchange Act.

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

Employee Benefit Plans

The Company sponsors 401(k) plans for certain employees who meet specified age and length of service requirements. The 401(k) plans include a deferral feature under which employees may elect to defer a portion of their salary, subject to Internal Revenue Service limitations. The Company provides a matching contribution based on a percentage of participating employees’ salaries and contributions made. Total contributions to the plan for the years ended December 31, 2023, 2022, and 2021 were $13.7 million, $13.3 million, and $12.5 million, respectively.

12. Equity

Class A Common Stock—The Company is authorized to issue 3,290,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At December 31, 2023, there were 322,235,261 shares of Class A common stock legally issued and outstanding. At December 31, 2022, there were 319,690,300 shares of Class A common stock legally issued and outstanding.

Preferred stock—The Company is authorized to issue 10,000,000 shares of preferred stock with no par value of $0.0001 per share. At December 31, 2023 and 2022, there is no preferred stock issued or outstanding.

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

During the year ended December 31, 2023 and 2021, the Company executed open market purchases of $6.4 million and $12.6 million of the Company’s Class A common stock under the 2021 Share Repurchase Program. The Company did not make any repurchases during the year ended December 31, 2022. As a result of repurchases during the year ended December 31, 2023, there remains $81.1 million of share repurchase availability under the 2021 Share Repurchase Program as of December 31, 2023 and 2022.

In December 2023, the Company entered into a trading plan under Rule 10b5-1 of the Exchange Act authorizing the repurchase of shares of the Company’s Class A common stock. No stock repurchases were made pursuant to this plan for the year ended December 31, 2023.

Warrants—As of December 31, 2023 and 2022, 11,244,988 public warrants were outstanding. Each whole warrant entitles the holder to purchase one whole share of the Company’s Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Warrants may only be exercised for a whole number of shares of Class A common stock. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants became exercisable on November 27, 2020 and will expire on October 28, 2025, or earlier upon redemption or liquidation.

As of December 31, 2023 and 2022, 7,333,333 private placement warrants were outstanding. The private placement warrants are identical to the public warrants, except that the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants were not transferable, assignable or salable until November 27, 2020, subject to certain limited exceptions. Additionally, the private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial stockholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

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
•
if, and only if, the last reported closing price of the common stock equals or exceeds $10.00 per share (as adjusted for share splits, share dividends, reorganizations, reclassifications, recapitalizations and the like) on the trading day prior to the date on which the Company sends notice of redemption to the warrant holders; and
•
if, and only if, an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto is available throughout the 30-day period after which written notice of redemption is given, or the Company has elected to require the exercise of the warrants on a “cashless” basis.

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

Noncontrolling interests

Deconsolidation of ASL— On November 30, 2023 the Company reduced its equity interest in ASL, its European joint venture, from a majority interest of under 60% to a minority interest of 49.6% in exchange for $1.0 million in cash. The Company also removed certain participating rights with ASL related to capital allocation and certain of the Company’s decision making rights, resulting in a loss of control. Therefore, in accordance with ASC 810, ASL was deconsolidated from the Company’s consolidated financial statements. As part of the deconsolidation, the $108.9 million noncontrolling interest was derecognized as reflected in the Consolidated Statements of Stockholders’ Equity.

Purchase of Interests—During the year ended December 31, 2022, the Company acquired a majority stake in an acquisition and received contributions from noncontrolling interest of $5.2 million. The fair value of the noncontrolling interest of the acquisition was $1.0 million. The Company did not purchase any additional minority interests held in a subsidiary during the year ended December 31, 2022.

Dividend to noncontrolling interest—Certain of the Company’s subsidiaries may, from time to time, declare dividends. There were no dividends related to the Company’s minority interests during the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following is a reconciliation of basic and diluted net (loss) income per common share:

	Year Ended December 31,
(in thousands, except share and earnings per share data)	2023	2022	2021
Basic earnings per share computation:
Numerator:
Net (loss) income attributable to stockholders of Advantage Solutions Inc.	$(63,258)	$(1,380,502)	$54,494
Denominator:
Weighted average common shares - basic	323,677,515	318,682,548	318,198,860
Basic (loss) earnings per common share	$(0.20)	(4.33)	0.17
Diluted earnings per share computation:
Numerator:
Net (loss) income attributable to stockholders of Advantage Solutions Inc.	$(63,258)	$(1,380,502)	$54,494
Denominator:
Weighted average common shares outstanding	323,677,515	318,682,548	318,198,860
Performance Stock Units	—	—	1,998,848
Restricted Stock Units	—	—	559,649
Warrants	—	—	4,468
Employee stock purchase plan and stock options	—	—	242,931
Weighted average common shares - diluted	323,677,515	318,682,548	321,004,756
Diluted (loss) earnings per common share	$(0.20)	$(4.33)	$0.17

During periods of net loss, diluted loss per share is equal to basic loss per share because the antidilutive effect of potential common shares is disregarded.

The Company had 11,244,988 of public warrants and 7,333,333 of private placement warrants held by the CP Sponsor (as defined below), to purchase Class A common stock at $11.50 per share, which remain outstanding at December 31, 2023 and 2022.

See Note 12 — Equity for additional information regarding the terms of public and private placement warrants.

In accordance with the treasury method the weighted average shares outstanding assuming dilution include the incremental effect of stock-based awards, except when such effect would be antidilutive. Stock-based awards in accordance with the treasury stock method were 6.9 million shares during the year ended December 31, 2023, but were not included in the computation of diluted loss per common share, because the net loss position of the Company made them antidilutive. Stock-based awards in accordance with the treasury stock method were 0.8 million shares during the year ended December 31, 2022, but were not included in the computation of diluted loss per common share, because the net loss position of the Company made them antidilutive.

14. Related Parties

Conyers Park

During the years ended December 31, 2023 and 2022, the Company had outstanding private placement warrants that allowed holders to purchase 7,333,333 shares of the Company’s common stock. Such private placement warrants were held by Conyers Park II Sponsor, LLC (“CP Sponsor”), a related party. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share.

Investment in Unconsolidated Affiliates

Following the deconsolidation of ASL, the Company recorded the continuing investment in ASL at fair value of $91.9 million at the date of deconsolidation, within “Investments in unconsolidated affiliates.” For further details, see Note 2. Acquisitions, Divestitures and Deconsolidation. Transactions between the Company and ASL are considered to be related-party transactions from the date of deconsolidation. Subsequent to the deconsolidation of ASL, the Company recognized immaterial revenues, from ASL and as of December 31, 2023, Accounts receivables from ASL were immaterial.

During the years ended December 31, 2023, 2022, and 2021, the Company recognized revenues of $22.2 million, $14.3 million, and $18.1 million, respectively, from the parent company of an investment in unconsolidated affiliates. Accounts receivable from this client were $3.7 million and $1.7 million as of December 31, 2023 and 2022, respectively.

Loans to Karman Topco L.P.

Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company, entered into loan agreements with Topco, pursuant to which Topco has borrowed various amounts totaling $6.0 million from Advantage Sales & Marketing Inc. to facilitate the payment to certain former associates for their equity interests in Topco. On September 1, 2020, Advantage Sales & Marketing Inc. entered into a loan agreement with Topco consolidating all outstanding amounts under the prior agreements. Pursuant to such loan agreement Topco borrowed $6.0 million at an interest rate of 0.39% per annum. This loan matured on December 31, 2023 and was pre-payable at any time without penalty. During the first quarter of 2024, the parties entered into a new loan agreement for $6.3 million to refinance the matured loan. The loan bears interest at a rate of 10.09% per annum and matures on December 31, 2026. The loan is pre-payable at any time without penalty.

Other related parties

Beginning February 2023, an officer of the Company has served as a member of the board of directors of a client of the Company. The Company recognized revenues from such client of $4.4 million during the year ended December 31, 2023. Accounts receivable from this client were $0.6 million as of December 31, 2023.

Beginning July 2023, a member of the board of directors of the Company has served as an officer of a client of the Company. The Company recognized $3.3 million of revenues from such client during the year ended December 31, 2023. Accounts receivable from this client were $0.5 million as of December 31, 2023.

15. Income Taxes

The (benefit from) provision for income taxes is as follows:

	Year Ended December 31,
	2023	2022	2021
(in thousands)
Current tax expense
Federal	$27,317	$23,351	$22,085
State	10,635	8,148	7,667
Foreign	13,456	13,918	13,877
Total current tax expense	51,408	45,417	43,629
Deferred tax (benefit) expense
Federal	(61,431)	(129,055)	(16,007)
State	(15,917)	(59,512)	5,827
Foreign	(3,068)	(2,187)	168
Total deferred tax benefit	(80,416)	(190,754)	(10,012)
Total (benefit from) provision for income taxes	$(29,008)	$(145,337)	$33,617

A reconciliation of the Company's effective income tax rate as compared to the federal statutory income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory U.S. rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	4.7%	2.7%	11.7%
Foreign tax, net of federal tax benefit	(3.3%)	(0.2%)	5.3%
Deconsolidation of ASL	18.6%	— %	— %
Goodwill impairment	— %	(14.0%)	— %
Equity-based compensation	(3.6%)	— %	(2.4%)
Work opportunity tax credit	3.2%	0.2%	(2.5%)
Disallowed executive compensation	(2.3%)	(0.1%)	2.3%
Meals and entertainment	(2.8%)	(0.1%)	1.6%
Contingent consideration fair value adjustment	(0.5%)	— %	(1.8%)
Fair value of warrant liability	0.1%	0.3%	0.2%
Other	(2.6%)	(0.2%)	1.5%
Effective tax rate	32.5%	9.6%	36.9%

The geographic components of (loss) income before income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
(in thousands)
U.S. sources	$(188,064)	$(1,544,387)	$65,202
Non-U.S. sources	98,738	21,758	25,964
(Loss) income before income taxes	$(89,326)	$(1,522,629)	$91,166

Net deferred tax liabilities consist of the following:

	December 31,
(in thousands)	2023	2022
Deferred tax assets
Accrued liabilities	$82,600	$68,016
Interest expense	71,478	53,320
Right-of-use liabilities	12,748	14,356
Net operating losses	5,471	7,904
Transaction expenses	6,511	7,649
Capitalized research and development costs	4,849	3,911
Contingent liabilities	1,662	3,903
Insurance reserves	2,204	2,522
Acquired intangible assets, including goodwill	1,302	1,487
Other	6,274	4,382
Total deferred tax assets	195,099	167,450
Deferred tax liabilities
Acquired intangible assets, including goodwill	357,657	413,728
Interest rate caps	6,799	12,079
Right-of-use assets	8,955	10,044
Debt issuance costs	7,242	7,532
Restructuring expenses	3,276	3,427
Depreciation	1,571	2,397
Other	8,105	8,545
Total deferred tax liabilities	393,605	457,752
Less: deferred income tax asset valuation allowances	(3,491)	(5,360)
Net deferred tax liabilities	$201,997	$295,662

	December 31,
(in thousands)	2023	2022
Reported as:
Noncurrent deferred tax asset	$2,254	$2,212
Noncurrent deferred tax liabilities	204,251	297,874
Net deferred tax liabilities	$201,997	$295,662

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

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act (“IRA”), which, among other things, imposes a new corporate alternative minimum tax and an excise tax on stock buybacks. As of December 31, 2023, the Company has determined that the Act had no tax impacts on its consolidated financial statements.

The Company held cash and cash equivalents in foreign subsidiaries of $43.8 million and $81.8 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the undistributed earnings of the Company’s foreign subsidiaries was $125.7 million and $196.4 million, respectively.

The Company has not recorded a deferred tax liability related to undistributed earnings of its foreign subsidiaries as of December 31, 2023, except for a $0.4 million of deferred tax liability recorded as of December 31, 2023 for unremitted earnings in Canada with respect to which the Company no longer has an indefinite reinvestment assertion. Taxes have not been provided on the remaining $114.9 million of undistributed foreign earnings. The incremental tax liability associated with these earnings is expected to be immaterial.

The Company evaluates its deferred tax assets, including a determination of whether a valuation allowance is necessary, based upon its ability to utilize the assets using a more likely than not analysis. Deferred tax assets are only recorded to the extent that they are realizable based upon past and future income. As a result of the evaluation, the Company established a valuation allowance of $3.5 million, $5.4 million and $6.9 million on its deferred tax assets as of December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, the Company had $4.3 million of United States Federal Net Operating Losses (“NOL”), $26.9 million state NOL, and $12.4 million foreign NOL. The change of ownership provisions of the Tax Reform Act of 1986 may limit utilization of a portion of the Company’s domestic NOL to future periods. The United States Federal NOL expires in tax year 2037, $18.2 million of the state NOL expires between tax years 2023 and 2042 and the remaining $8.7 million of the state NOL carry forward indefinitely. Foreign NOL of $6.3 million expires between tax years 2024 and 2032 and the remaining $6.1 million of the foreign NOL carry forward indefinitely.

Uncertain Tax Positions

The Company accounts for uncertain tax positions when it is more likely than not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. As of December 31, 2023, 2022, and 2021, the Company’s unrecognized tax benefits were $2.9 million, $0.6 million and $0.6 million, respectively. The Company recorded uncertain tax positions related to capitalizing interest to inventory and California research and development credits for the year ended December 31, 2023. $2.2 million out of the $2.9 million of the unrecognized tax benefits as of December 31, 2023 would be included in the effective tax rate if recognized in future periods.

	December 31,
(in thousands)	2023	2022	2021
Beginning unrecognized tax benefits	$560	$563	$698
Increases for tax positions related to prior years	2,350	—	—
Decreases due to lapsed statutes of limitations	(23)	(3)	(135)
Ending unrecognized tax benefits	$2,887	$560	$563

The Company is unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. The Company files tax returns in the United States, various states and foreign jurisdictions. With few exceptions, as of December 31, 2023, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2019. The Company does not have any material ongoing income tax audits.

The Company has elected to classify interest and penalties as components of tax expense. These amounts were $0.9 million, $0.2 million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

16. Segments and Geographic Information

The Company’s operations are organized into two reportable segments: sales and marketing. The operating segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker (the chief executive officer) in deciding how to allocate resources and in assessing performance. Through the Company’s sales segment, the Company serves as a strategic intermediary between consumer goods manufacturers and retailer partners and performs critical merchandising services on behalf of both consumer goods manufacturers and retail partners. Through the Company’s marketing segment, the Company develops and executes marketing programs for manufacturers and retailers. These reportable segments are organized by the types of services provided, similar economic characteristics, and how the Company manages its business. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein. The Company and its chief operating decision maker evaluate performance based on revenues and operating (loss) income.

(in thousands)	Sales	Marketing	Total
Year Ended December 31, 2023
Revenues	$2,445,015	$1,779,831	$4,224,846
Depreciation and amortization	$154,891	$69,806	$224,697
Income from unconsolidated investments	$5,273	$—	$5,273
Operating income	$38,443	$37,747	$76,190
Year Ended December 31, 2022
Revenues	$2,507,017	$1,542,725	$4,049,742
Depreciation and amortization	$161,385	$71,690	$233,075
Operating loss	$(1,323,192)	$(116,214)	$(1,439,406)
Year Ended December 31, 2021
Revenues	$2,323,884	$1,278,414	$3,602,298
Depreciation and amortization	$170,076	$69,965	$240,041
Operating income	$182,529	$47,519	$230,048

Revenues and long-lived assets by services provided in geographic region are as follows:

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenues
North America	$3,694,470	$3,562,168	$3,153,768
International	530,376	487,574	448,530
Total revenues	$4,224,846	$4,049,742	$3,602,298

	December 31,
(in thousands)	2023	2022
Long-Lived Assets
North America	$73,371	$60,071
International	539	10,827
Total long-lived assets	$73,910	$70,898

North American revenues were primarily services provided in the U.S. representing revenues of $3.5 billion, $3.6 billion, and $3.0 billion during the years ended December 31, 2023, 2022, and 2021, respectively. North American long-lived assets were primarily in the U.S. representing long-lived assets of $73.1 million and $60.0 million as of December 31, 2023 and 2022, respectively. The classification “International” primarily includes the Company’s operations in the U.K., Germany, the Netherlands and Japan.

17. Redeemable Noncontrolling Interests

The Company was an indirect party to a put and call option agreement with respect to the common securities that represent the remaining noncontrolling interest from a then majority-owned subsidiary, which was established through a then majority-owned international joint venture during the year ended December 31, 2021. The put and call option agreement representing 20% of the total outstanding noncontrolling equity interest of that subsidiary may be exercised at the discretion of the noncontrolling interest holder by providing written notice to the Company beginning in 2026 and expiring in 2028. The redemption value of the put and call option agreement is based on a multiple of the majority-owned subsidiary’s earnings before interest, taxes, depreciation and amortization subject to certain adjustments. The noncontrolling interest is subject to a put option that is outside of the Company’s control and is presented as redeemable noncontrolling interest in the temporary equity section of the Consolidated Balance Sheets. The Company recorded its redeemable noncontrolling interest at fair value on the date of the related business combination transaction and recognizes changes in the redemption value at the end of each reporting period. As part of the ASL Transaction, the Company no longer has a carrying value of the redeemable noncontrolling interest as of December 31, 2023.

Changes in redeemable noncontrolling interest for the years ended December 31, 2023 and 2022, are as follows:

(in thousands)
Balance at January 1, 2022	$1,893
Fair value at acquisition	1,987
Net income attributable to redeemable noncontrolling interests	215
Dividend distribution	(223)
Foreign currency translation adjustment	(126)
Balance at December 31, 2022	3,746
Net income attributable to redeemable noncontrolling interests	301
Dividend distribution	(154)
Deconsolidation of subsidiaries	(3,912)
Foreign currency translation adjustment	19
Balance at December 31, 2023	$—

During the year ended December 31, 2022, the Company, through its then majority owned international joint venture, acquired one sales business which included a put option exercisable by the 20% shareholder that allowed such shareholder to sell its 20% noncontrolling interest to the Company for a multiple of the acquired subsidiary’s adjusted earnings. As the put option was outside of the Company’s control, the estimated value of the 20% noncontrolling interest was presented as a redeemable noncontrolling interest outside of permanent equity on the Consolidated Balance Sheets. The fair value of the redeemable noncontrolling interest and put option at the acquisition date was valued based on a mix of the income approach for determining the value of the redeemable noncontrolling interest and market approach for determining the most advantageous redemption point for the put option using a Monte Carlo simulation method. The fair value assigned to this interest was estimated using Level 3 inputs based on unobservable inputs. As part of the ASL Transaction, the Company no longer has a carrying value of the redeemable noncontrolling interest as of December 31, 2023.

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

Legal Matters Related to Take 5

The Company voluntarily disclosed to the United States Attorney’s Office and the Federal Bureau of Investigation certain misconduct occurring at Take 5, a line of business that the Company closed in July 2019. The Company intends to cooperate in this and any other governmental investigations that may arise in connection with the Take 5 Matter. At this time, the Company cannot predict the ultimate outcome of any investigation related to the Take 5 Matter and is unable to estimate the potential impact such an investigation may have on the Company. In August 2019, as a result of the Take 5 Matter, the Company provided a written indemnification claim notice to the sellers of Take 5 (the “Take 5 Sellers”) seeking monetary damages (including interest, fees and costs) based on allegations of breach of the asset purchase agreement (the “Take 5 APA”), as well as fraud. The Company and the Take 5 Sellers engaged in arbitration proceedings. In October 2022, the arbitrator made a final award in the Company’s favor. The Company is actively pursuing the collection of this award in state court in Florida. The Company is currently unable to estimate if or when it will be able to collect any amounts associated with this arbitration. The Take 5 Matter may result in additional litigation against the Company, including lawsuits from clients, or governmental investigations, which may expose the Company to potential liability in excess of the amounts being offered by the Company as refunds to Take 5 clients. The Company is currently unable to determine the amount of any potential liability, costs or expenses (above the amounts already being offered as refunds) that may result from any lawsuits or investigations associated with the Take 5 Matter or determine whether any such issues will have any future material adverse effect on the Company’s financial position, liquidity, or results of operations. Although the Company has insurance covering certain liabilities, the Company cannot assure that the insurance will be sufficient to cover any potential liability or expenses associated with the Take 5 Matter.

Surety Bonds

In the ordinary course of business, the Company is required to provide financial commitments in the form of surety bonds to third parties as a guarantee of its performance on and its compliance with certain obligations. If the Company were to fail to perform or comply with these obligations, any draws upon surety bonds issued on its behalf would then trigger the Company’s payment obligation to the surety bond issuer. The Company has outstanding surety bonds issued for its benefit of $16.0 million as of December 31, 2023, and 2022.

19. Subsequent Events

In January 2024, the Company entered into an agreement and sold its collection of foodservice businesses, most notably Waypoint. The Company received approximately $91.0 million in cash proceeds, less estimated working capital adjustments and an ongoing 7.5% stake in the entity with which the foodservice businesses were combined. The Company is currently in the process of finalizing the accounting for this transaction and has determined that the gain or loss related to this sale is impractical to report as of the date of this filing.

In December 2023, the Company entered into a trading plan under Rule 10b5-1 of the Exchange Act authorizing the repurchase of shares of the Company’s Class A common stock. From January 2, 2024 to February 29, 2024, the Company purchased 3.0 million shares of Class A common stock. No stock repurchases were made pursuant to this plan for the year ended December 31, 2023.

SCHEDULE I

ADVANTAGE SOLUTIONS INC.

CONDENSED REGISTRANT ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2023	2022
ASSETS
Investment in subsidiaries	$1,106,029	$1,124,933
Total assets	$1,106,029	$1,124,933
LIABILITIES AND STOCKHOLDERS' EQUITY
Warrant liability	$667	$953
Total liability	667	953
Equity attributable to stockholders of Advantage Solutions Inc.
Common stock $0.0001 par value, 3,290,000,000 shares authorized; 322,235,261 and 319,690,300 shares issued and outstanding as of December 31, 2023 and 2022, respectively	32	32
Additional paid-in capital	3,449,261	3,408,836
Accumulated deficit	(2,314,650)	(2,247,109)
Loans to Karman Topco L.P.	(6,387)	(6,363)
Accumulated other comprehensive loss	(3,945)	(18,849)
Common stock in treasury, at cost; 3,600,075 and 1,610,014 shares as of December 31, 2023 and 2022, respectively	(18,949)	(12,567)
Total equity attributable to stockholders of Advantage Solutions Inc.	1,105,362	1,123,980
Total liabilities and stockholders’ equity	$1,106,029	$1,124,933

See Notes to Condensed Registrant Only Financial Statements

SCHEDULE I

ADVANTAGE SOLUTIONS INC.

CONDENSED REGISTRANT ONLY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands)	2023	2022	2021
Revenues	$—	$—	$—
Cost of revenues	—	—	—
Selling, general, and administrative expenses	—	—	—
Impairment of goodwill and indefinite-lived assets	—	—	—
Depreciation and amortization	—	—	—
Gain on deconsolidation of subsidiaries	—	—	—
Loss on divestitures	—	—	—
Income from unconsolidated investments	—	—	—
Total expenses	—	—	—
Operating income	—	—	—
Other (income) expenses:
Change in fair value of warrant liability	(286)	(21,236)	955
Interest expense, net	—	—	—
Total other (income) expenses	(286)	(21,236)	955
Income (loss) before income taxes and equity in net income of subsidiaries	286	21,236	(955)
Provision for income taxes	—	—	—
Net income (loss) before equity in net income of subsidiaries	286	21,236	(955)
Equity in net (loss) income of subsidiaries	(63,544)	(1,401,738)	55,449
Net (loss) income attributable to subsidiaries	(63,258)	(1,380,502)	54,494
Other comprehensive (loss) income, net of tax equity in comprehensive (loss) income of subsidiaries	5,817	(14,370)	(5,152)
Total comprehensive (loss) income	$(57,441)	$(1,394,872)	$49,342

See Notes to Condensed Registrant Only Financial Statements

ADVANTAGE SOLUTIONS INC.

CONDENSED REGISTRANT ONLY FINANCIAL INFORMATION

NOTES TO THE CONDENSED REGISTRANT ONLY FINANCIAL STATEMENTS

1. Basis of Presentation

In the registrant company only financial statements, Advantage Solutions Inc.’s (the “Registrant”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries during the years ended December 31, 2023 and 2022. The accompanying condensed registrant company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X. A condensed statement of cash flows was not presented because Registrant’s operating activities have no cash impact and there were no investing or financing cash flow activities during the years ended December 31, 2023, 2022, and 2021. This information should be read in conjunction with the accompanying Consolidated Financial Statements.

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

Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company (the “Borrower”) has obligations under the Term Loan Facility that are guaranteed by Karman Intermediate Corp. (“Holdings”) and all of the Borrower’s direct and indirect wholly owned material U.S. subsidiaries (subject to certain permitted exceptions) and Canadian subsidiaries (subject to certain permitted exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenues of Canadian subsidiaries) (the “Guarantors”). The Term Loan Facility is secured by a lien on substantially all of Holdings’, the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The Term Loan Facility has a first- priority lien on the fixed asset collateral (equal in priority with the liens securing the Notes) and a second-priority lien on the current asset collateral (second in priority to the liens securing the Revolving Credit Facility), in each case, subject to other permitted liens.

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

Based on the evaluation as of December 31, 2023, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at the reasonable assurance level.

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

We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of a multi-year implementation of a new global enterprise resource planning (“ERP”) system, which will replace our existing operating and financial systems. The ERP system is designed to accurately maintain the Company’s financial records, enhance operational functionality and provide timely information to the Company’s management team related to the operation of the business. The implementation is expected to occur in phases over the next several years. As the next phases are rolled out in connection with the ERP implementation, we will give appropriate consideration to whether these process changes necessitate changes in the design of and testing for effectiveness of internal controls over financial reporting.

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2023, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

The Company has adopted a code of business conduct and ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on our principal corporate website at www.advantagesolutions.net.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2023.

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

(a)(3) Exhibits.

Exhibit No.			Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of September 7, 2020, by and among Conyers Park II Acquisition Corp., CP II Merger Sub, Inc., Advantage Solutions Inc., and Karman Topco L.P.	8-K	001-38990	2.1	September 8, 2020
3.1	Third Amended and Restated Certificate of Incorporation of Advantage Solutions Inc.	8-K	001-38990	3.1	May 28, 2021
3.2	Third Amended and Restated Bylaws of Advantage Solutions Inc.	8-K	001-38990	3.1	April 13, 2021
4.1	Specimen Common Stock Certificate	8-K	001-38990	4.1	November 3, 2020
4.2	Warrant Agreement, dated July 22, 2019, between Conyers Park II Acquisition Corp. and Continental Stock Transfer & Trust Company	8-K	001-38990	4.1	July 22, 2019
4.3	Specimen Warrant Certificate (included in Exhibit 4.2)	8-K	001-38990	4.1	July 22, 2019
4.4	Indenture, dated as of October 28, 2020, among Advantage Solutions FinCo LLC, Advantage Sales & Marketing Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent	8-K	001-38990	4.4	November 3, 2020
4.5	Form of 6.50% Senior Secured Notes due 2028 (included in Exhibit 4.4)	8-K	001-38990	4.4	November 3, 2020
10.1	Amended and Restated Stockholders Agreement, dated as of October 27, 2020, by and among Conyers Park II Acquisition Corp., Karman Topco L.P., CVC ASM Holdco, L.P., the entities identified on the signature pages thereto under the heading “LGP Stockholders”, BC Eagle Holdings, L.P., and Conyers Park II Sponsor LLC	8-K	001-38990	10.2	November 3, 2020
10.2	Registration Rights Agreement, dated as of September 7, 2020 by and between Karman Topco L.P., Karman II Coinvest LP, Green Equity Investors VI, L.P., Green Equity Investors Side VI, L.P., LGP Associates VI-A LLC, LGP Associates	8-K	001-38990	10.3	November 3, 2020

VI-B LLC, CVC ASM Holdco, LP, JCP ASM Holdco, L.P., Karman Coinvest L.P., Centerview Capital, L.P., Centerview Employees, L.P., BC Eagle Holdings, L.P. and Yonghui Investment Limited, Conyers Park II Sponsor LLC and the other holders of Common Series B Units, Vested Common Series C Units and Vested Common Series C-2 Units of Holdings listed on the schedule thereto as Contributing Investors.

10.3	Form of Investor Subscription Agreement	8-K	001-38990	10.4	September 8, 2020
10.4	Form of Sponsor Subscription Agreement	8-K	001-38990	10.5	September 8, 2020
10.5#	Advantage Solutions Inc. 2020 Incentive Plan	8-K	001-38990	10.6#	November 3, 2020
10.5(a)#	Form of Stock Option Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan	10-K	001-38990	10.6(a)#	March 16, 2021
10.5(b)#	Form of Restricted Stock Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan	10-K	001-38990	10.6(b)#	March 16, 2021
10.5(c)#	Form of Performance Restricted Stock Unit Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Award Plan	10-K	001-38990	10.6(c)#	March 16, 2021
10.5(d)#*	Advantage Solutions Inc. Non-Employee Director Compensation Policy
10.5(e)#	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Advantage Solutions Inc. 2020 Incentive Award Plan	8-K	001-38990	99.4	January 6, 2021
10.6#	Advantage Solutions Inc. 2020 Employee Stock Purchase Plan	8-K	001-38990	10.7#	November 3, 2020
10.7#	Amended and Restated Employment Agreement dated as of March 1, 2022, by and between Advantage Solutions Inc. and Tanya Domier	8-K	001-38990	10.2#	March 1, 2022
10.8#	Third Amended and Restated Employment Agreement, dated September 30, 2022, by and between Brian Stevens and Advantage Sales & Marketing LLC	8-K	001-38990	10.1#	October 4, 2022
10.9#	Transition Agreement dated March 13, 2023, by and between Brian Stevens and Advantage Sales & Marketing LLC	8-K	001-38990	10.1#	March 14, 2023
10.10#	Amended and Restated Employment Agreement, dated March 1, 2022, by and between Advantage Solutions Inc. and Jill Griffin	8-K	001-38990	10.1#	March 1, 2022
10.11#	Separation Agreement and General Release executed January 16, 2023, by and between Advantage Solutions Inc. and Jill Griffin	8-K	001-38990	10.1#	May 10, 2023
10.12#*	Employment Agreement dated March 28, 2024, by and between Advantage Solutions Inc. and Jack Pestello
10.13#	Amended and Restated Employment Agreement dated March 31, 2023, by and between Advantage Solutions Inc. and Christopher Growe	10-Q	001-38990	10.1#	April 3, 2023

10.14#*	Executive Employment Agreement dated October 18, 2017, by and between Daymon Worldwide Inc. and Michael Taylor
10.15#	Form of Indemnification Agreement	8-K	001-38990	10.11#	November 3, 2020
10.16	Eighth Amended and Restated Agreement of Limited Partnership for Karman Topco L.P., dated as of September 7, 2020	8-K	001-38990	10.14	November 3, 2020
10.17	First Amendment to Eighth Amended and Restated Limited Partnership Agreement of Karman Topco L.P.	10-K	001-38990	10.19	March 1, 2023
10.18	ABL Revolving Credit Agreement, dated October 28, 2020, by and among Advantage Sales & Marketing Inc., as Borrower, Karman Intermediate Corp., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lender parties thereto.	8-K	001-38990	10.15	November 3, 2020
10.19	First Lien Credit Agreement, dated October 28, 2020, by and among Advantage Sales & Marketing Inc., as Borrower, Karman Intermediate Corp., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lender parties thereto.	8-K	001-38990	10.16	November 3, 2020
10.20	Amendment No. 1 to First Lien Credit Agreement, dated as of October 28, 2021, by and among the Borrower, Holdings, the other guarantors parties thereto, each lender party thereto, and Bank of America, as administrative agent.	8-K	001-38990	10.1	October 29, 2021
10.21	First Amendment to ABL Revolving Credit Agreement, dated as of October 28, 2021, by and among the Borrower, Holdings, the lenders party thereto and Bank of America, as administrative agent.	8-K	001-38990	10.2	October 29, 2021
10.22	Second Amendment to ABL Revolving Credit Agreement, dated as of December 2, 2022, by and among the Borrower, Holdings, the lenders party thereto and Bank of America, as administrative agent.	8-K	001-38990	10.1	December 6, 2022
10.23	Amendment No. 2 to First Lien Credit Agreement, dated as of May 24, 2023, by and among the Borrower, Holdings, the other guarantors parties thereto, each lender party thereto, and Bank of America, as administrative agent	10-Q	001-38990	10.1	August 4, 2023
14.1	Code of Ethics	10-K	001-38990	14.1	March 1, 2023
21.1*	List of Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ADVANTAGE SOLUTIONS INC.

By:	/s/ David Peacock
David Peacock
Chief Executive Officer and Director
Date:	March 1, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David Peacock David Peacock	Chief Executive Officer (Principal Executive Officer) and Director	March 1, 2024

/s/ Christopher Growe Christopher Growe	Chief Financial Officer (Principal Financial Officer)	March 1, 2024

/s/ Bevin Conley Bevin Conley	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2024

/s/ Chris Baldwin	Director	March 1, 2024
Chris Baldwin

/s/ Cameron Breitner	Director	March 1, 2024
Cameron Breitner

/s/ Virginie Costa	Director	March 1, 2024
Virginie Costa

/s/ Timothy J. Flynn	Director	March 1, 2024
Timothy J. Flynn

/s/ Tiffany Han	Director	March 1, 2024
Tiffany Han

/s/ James M. Kilts	Chairman and Director	March 1, 2024
James M. Kilts

/s/ Adam Levyn	Director	March 1, 2024
Adam Levyn

/s/ Jody Macedonio	Director	March 1, 2024
Jody Macedonio

/s/ Robin Manherz	Director	March 1, 2024
Robin Manherz

SIGNATURE	TITLE	DATE

/s/ Adam Nebesar	Director	March 1, 2024
Adam Nebesar

/s/ Deborah Poole	Director	March 1, 2024
Deborah Poole

/s/ Brian K. Ratzan	Director	March 1, 2024
Brian K. Ratzan

/s/ David J. West	Director	March 1, 2024
David J. West