Form 10-Q
period 2024-03-31
Advantage Solutions Inc.
filed 2024-05-10
CIK 1776661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38990

Advantage Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-4629508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8001 Forsyth Blvd, Suite 1025

Clayton, Missouri 63105

(Address of principal executive offices)

(314) 655-9333

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

f

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

As of May 9, 2024, the registrant had 322,179,519 shares of Class A common stock outstanding.

Advantage Solutions Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(in thousands, except share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$112,293	$120,839
Restricted cash	15,712	16,363
Accounts receivable, net of allowance for expected credit losses from continuing operations of $16,795 and $32,725, respectively	649,420	685,201
Prepaid expenses and other current assets	93,845	117,649
Current assets of discontinued operations	60,858	71,982
Total current assets	932,128	1,012,034
Property and equipment, net	82,968	69,191
Goodwill	833,491	833,491
Other intangible assets, net	1,522,359	1,567,829
Investments in unconsolidated affiliates	220,445	211,393
Other assets	42,681	43,615
Other assets of discontinued operations	—	41,770
Total assets	$3,634,072	$3,779,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,275	$13,274
Accounts payable	190,891	177,360
Accrued compensation and benefits	90,096	163,421
Other accrued expenses	147,121	144,446
Deferred revenues	23,392	27,428
Current liabilities of discontinued operations	12,153	15,368
Total current liabilities	476,928	541,297
Long-term debt, net of current portion	1,795,878	1,848,118
Deferred income tax liabilities	203,399	204,136
Other long-term liabilities	73,684	74,915
Other liabilities of discontinued operations	—	6,780
Total liabilities	2,549,889	2,675,246
Commitments and contingencies (Note 9)
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 323,894,143 and 322,235,261 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	32	32
Additional paid in capital	3,447,038	3,449,261
Accumulated deficit	(2,319,957)	(2,314,650)
Loans to Karman Topco L.P.	(6,536)	(6,387)
Accumulated other comprehensive loss	(6,662)	(3,945)
Treasury stock, at cost; 6,600,075 and 3,600,075 shares as of March 31, 2024 and December 31, 2023, respectively	(30,638)	(18,949)
Total equity attributable to stockholders of Advantage Solutions Inc.	1,083,277	1,105,362
Nonredeemable noncontrolling interest	906	(1,285)
Total stockholders’ equity	1,084,183	1,104,077
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$3,634,072	$3,779,323

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023

Revenues	$879,003	$944,382
Cost of revenues (exclusive of depreciation and amortization shown separately below)	763,872	826,855
Selling, general, and administrative expenses	89,664	56,289
Depreciation and amortization	51,540	54,494
Income from unconsolidated investments	689	—
Total operating expenses	905,765	937,638
Operating (loss) income from continuing operations	(26,762)	6,744
Other expenses (income):
Change in fair value of warrant liability	287	(73)
Interest expense, net	35,761	47,165
Total other expenses	36,048	47,092
Loss from continuing operations before income taxes	(62,810)	(40,348)
Benefit from income taxes for continuing operations	(13,703)	(5,978)
Net loss from continuing operations	(49,107)	(34,370)
Net income (loss) from discontinued operations, net of tax	45,992	(13,308)
Net loss	(3,115)	(47,678)
Less: net income (loss) from discontinued operations attributable to noncontrolling interest	2,192	(91)
Net loss attributable to stockholders of Advantage Solutions Inc.	$(5,307)	$(47,587)

Net loss per common share:
Basic net loss per common share from continuing operations	$(0.15)	$(0.11)
Basic net income (loss) per common share from discontinued operations	$0.14	$(0.04)
Basic net loss per common share attributable to stockholders of Advantage Solutions Inc.	$(0.02)	$(0.15)

Diluted net loss per share:
Diluted net loss per common share from continuing operations	$(0.15)	$(0.11)
Diluted net income (loss) per common share from discontinued operations	$0.14	$(0.04)
Diluted net loss per common share attributable to stockholders of Advantage Solutions Inc.	$(0.02)	$(0.15)

Weighted-average number of common shares:
Basic	321,458,155	321,135,117
Diluted	321,458,155	321,135,117

Comprehensive (Loss) Income:
Net loss attributable to stockholders of Advantage Solutions Inc.	$(5,307)	$(47,587)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,717)	1,524
Total comprehensive loss attributable to stockholders of Advantage Solutions Inc.	$(8,024)	$(46,063)

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2024	322,235,261	$32	3,600,075	$(18,949)	$3,449,261	$(2,314,650)	$(6,387)	$(3,945)	$1,105,362	$(1,285)	$1,104,077
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(5,307)	—	—	(5,307)	2,192	(3,115)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2,717)	(2,717)	(1)	(2,718)
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(8,024)	2,191	(5,833)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(149)	—	(149)	—	(149)
Purchase of treasury stock	(3,000,000)	—	3,000,000	(11,689)	—	—	—	—	(11,689)	—	(11,689)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	390	—	—	—	390	—	390
Shares issued under 2020 Employee Stock Purchase Plan	581,954	—	—	—	1,167	—	—	—	1,167	—	1,167
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(9,688)	—	—	—	(9,688)	—	(9,688)
Shares issued under 2020 Incentive Award Plan	4,076,928	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,908	—	—	—	5,908	—	5,908
Balance at March 31, 2024	323,894,143	$32	6,600,075	$(30,638)	$3,447,038	$(2,319,957)	$(6,536)	$(6,662)	$1,083,277	$906	$1,084,183

									Advantage
					Additional		Loans	Other	Solutions Inc.	Nonredeemable	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2023	319,690,300	$32	1,610,014	$(12,567)	$3,408,836	$(2,247,109)	$(6,363)	$(18,849)	$1,123,980	$101,744	$1,225,724
Comprehensive (loss) income
Net loss	—	—	—	—	—	(47,587)	—	—	(47,587)	(170)	(47,757)
Foreign currency translation adjustments	—	—	—	—	—	—	—	1,524	1,524	1,813	3,337
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(46,063)	1,643	(44,420)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(2,269)	—	—	—	(2,269)	—	(2,269)
Shares issued under 2020 Employee Stock Purchase Plan	674,976	—	—	—	1,193	—	—	—	1,193	—	1,193
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(1,277)	—	—	—	(1,277)	—	(1,277)
Shares issued under 2020 Incentive Award Plan	3,190,022	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	11,078	—	—	—	11,078	—	11,078
Balance at March 31, 2023	323,555,298	$32	1,610,014	$(12,567)	$3,417,561	$(2,294,696)	$(6,369)	$(17,325)	$1,086,636	$103,387	$1,190,023

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,115)	$(47,678)
Net income (loss) from discontinued operations, net of tax	45,992	(13,308)
Net loss from continuing operations	(49,107)	(34,370)
Adjustments to reconcile net loss to net cash provided by operating activities
Noncash interest income	(4,165)	1,885
Amortization of deferred financing fees	1,800	2,109
Depreciation and amortization	51,540	54,494
Change in fair value of warrant liability	287	(73)
Fair value adjustments related to contingent consideration	689	4,292
Deferred income taxes	(423)	(16,448)
Equity-based compensation of Karman Topco L.P.	390	(2,269)
Stock-based compensation	7,220	11,210
Equity in earnings of unconsolidated affiliates	689	—
Distribution received from unconsolidated affiliates	1,282	588
Gain on repurchases of Senior Secured Notes	(2,669)	—
Gain on disposal of property and equipment	469	—
Changes in operating assets and liabilities, net of effects from divestitures and purchases of businesses:
Accounts receivable, net	34,472	63,590
Prepaid expenses and other assets	19,743	22,290
Accounts payable	8,877	(45,410)
Accrued compensation and benefits	(72,751)	(53,086)
Deferred revenues	(3,935)	11,084
Other accrued expenses and other liabilities	(3,302)	21,510
Net cash (used in) provided by operating activities from continuing operations	(8,894)	41,396
Net cash provided by operating activities from discontinued operations	1,060	1,690
Net cash (used in) provided by operating activities	(7,834)	43,086
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment in unconsolidated affiliates	(2,500)	—
Purchase of property and equipment	(16,155)	(5,988)
Proceeds from divestitures	87,370	—
Net cash provided by (used in) investing activities from continuing operations	68,715	(5,988)
Net cash used in investing activities from discontinued operations	(1,010)	(1,290)
Net cash provided by (used in) investing activities	67,705	(7,278)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	—	56,843
Payments on lines of credit	—	(56,033)
Principal payments on long-term debt	(3,318)	(3,317)
Repurchases of Senior Secured Notes and Term Loan Facility debt	(47,899)	(1,725)
Proceeds from issuance of common stock	1,167	1,193
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	(3,292)	(1,277)
Contingent consideration payments	(1,851)	(1,101)
Holdback payments	—	(1,380)
Purchase of treasury stock	(11,689)	—
Net cash used in financing activities from continuing operations	(66,882)	(6,797)
Net cash used in financing activities from discontinued operations	(73)	(81)
Net cash used in financing activities	(66,955)	(6,878)
Net effect of foreign currency changes on cash from continuing operations	(2,136)	1,311
Net effect of foreign currency changes on cash from discontinued operations	(310)	(10)
Net effect of foreign currency changes on cash	(2,446)	1,301
Net change in cash, cash equivalents and restricted cash	(9,530)	30,231
Cash, cash equivalents and restricted cash, beginning of period	142,842	138,532
Cash, cash equivalents and restricted cash, end of period	133,312	168,763
Less: Cash, cash equivalents and restricted cash of discontinued operations	5,307	3,010
Cash, cash equivalents and restricted cash, end of period	$128,005	$165,753
SUPPLEMENTAL CASH FLOW INFORMATION
(Gain) loss on divestitures from discontinued operations	$(57,016)	$16,497
Purchase of property and equipment recorded in accounts payable and accrued expenses	$5,238	$2,105

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements do not include all of the information required by accounting principles generally accepted in the United States (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from the audited Consolidated Balance Sheet at that date and does not include all the disclosures required by GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair statement of the results as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been reflected in the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023 and the related footnotes thereto. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

As of March 31, 2024, the Company determined that certain businesses that have been disposed of and businesses classified as held for sale as of March 31, 2024 met the criteria for discontinued operations presentation. For all periods presented, the operating results associated with the businesses disposed of and classified as held for sale have been reclassified into net income (loss) from discontinued operations, net of income taxes and net income (loss) from discontinued operations attributable to non-controlling interest in the Consolidated Statements of Operations. The assets and liabilities associated with these businesses have been reflected as current and long-term assets and liabilities of discontinued operations in the Consolidated Balance Sheets, and the Cash flows from the Company’s discontinued operations are presented in the Consolidated Statements of Cash Flows for all periods presented Refer to Note 2—Held for Sale, Divestitures and Discontinued Operations for additional information on the Company’s assets and liabilities classified as held for sale and the Company's discontinued operations.

Certain prior period balances related to the Company's reportable segments and discontinued operations have been reclassified to conform to the current presentation in the financial statements and accompanying notes. The notes to the condensed consolidated financial statements are presented on a continuing operations basis unless otherwise noted. Refer to Note 8—Segments for additional information on the Company’s reportable segments. Refer to Note 2—Held for Sale, Divestitures and Discontinued Operations for additional information on the Company’s discontinued operations.

Reportable Segments

Effective January 1, 2024, Advantage Solutions Inc. revised its reportable segments to align with the Company's business strategy, and the manner in which the Chief Executive Officer, the Company's chief operating decision maker, assesses performance and makes decisions regarding the allocation of resources for the Company. The Company’s revised operating and reportable segments consist of Branded Services, Experiential Services, and Retailer Services. This change had no impact on the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss, and Condensed Consolidated Statements of Stockholders' Equity. Prior period segment results have been reclassified to reflect the Company’s new reportable segments on a continuing operations basis. Refer to Note 8—Segments for additional information on the Company’s reportable segments.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired in an acquisition. The Company tests for impairment of goodwill at the reporting unit level. The Company generally combines components that have similar economic characteristics, nature of services, types of clients, distribution methods and regulatory environment. In connection with the Company’s reorganization and the associated change in operating segments, the Company reassessed its reporting units and concluded that it has five reporting units (Branded Services, Branded Agencies, Experiential Services, Merchandising and Retailer Agencies). As a result, the Company performed the required impairment assessments directly before and immediately after the change in reporting units as of January 1, 2024. The assets and liabilities were reassigned to the applicable reporting units and allocated goodwill using the relative fair value approach. The estimated fair value of the underlying reporting units was determined based on a combination of the income and market approaches. The income approach utilizes estimates of discounted cash flows for the underlying business, which requires assumptions for growth rates, EBITDA margins, terminal growth rate, discount rate, and incremental net working capital, all of which require significant management judgment. The market approach applies market multiples derived from historical earnings data of selected guideline publicly traded companies that are first screened by industry group and then further narrowed on the reporting units' business descriptions, markets served, competitors, EBITDA margins and revenue size. The Company compared a weighted average of the output from the income and market approaches to compute the fair value of the reporting units. The assumptions in the income and market approach are based on significant inputs not observable in the market and thus represent Level three measurements within the fair value hierarchy.

In conjunction with the tests performed as of January 1, 2024, each of the fair values for the reporting units tested was in excess of its carrying amount. The fair values of the Branded Agencies and Experiential Services reporting units exceeded their respective carrying values by less than 20%. As of March 31, 2024, there were no indicators of goodwill impairment.

Indefinite Lived Intangible Assets

Intangible assets with indefinite useful lives are not amortized but tested annually, at the beginning of the fourth quarter, for impairment or more often if events occur or circumstances change that would create a triggering event. Prior to the segment change, the Company went to market with the Advantage Trade Name being specifically used and assessed for impairment in the Sales and Marketing businesses. As a result of the change in the Company's reportable segments effective as of January 1, 2024, the Company determined, based on the change in the planned use of the Advantage Trade Name intangible asset, that the Advantage Trade Name should be considered an entity-wide asset for reporting and impairment testing purposes. As of January 1, 2024, the Company concluded there was a triggering event for an interim impairment assessment due to the change in unit of account of the indefinite-lived intangibles. Based on the interim impairment assessment, the estimated fair values exceeded their carrying values, thus no impairment was recorded.

Revenue Recognition

The Company recognizes revenue when control of promised goods or services is transferred to the client in an amount that reflects the consideration that the Company expects to be entitled to in exchange for such goods or services. Substantially all of the Company’s contracts with clients involve the transfer of a service to the client, which represents a performance obligation that is satisfied over time because the client simultaneously receives and consumes the benefits of the services provided. In most cases, the contracts provide for a performance obligation that is comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). For these contracts, the Company allocates the ratable portion of the consideration based on the services provided in each period of service to such period.

Revenues related to the Branded Services segment are primarily recognized in the form of commissions, fee-for-service and cost-plus fees for providing headquarter relationship management, execution of merchandising strategies and omni-commerce marketing services.

Revenues within the Branded Services segment are further disaggregated between brokerage services, branded merchandising services, omni-commerce marketing services, and revenues related to the Company's international joint venture (prior to the deconsolidation during fiscal year 2023). Brokerage services revenues are primarily outsourced sales and services for branded consumer goods manufacturers at retailer headquarters, in-store and online. Branded merchandising services relate to merchandising in-store and online for branded consumer goods manufacturers. Omni-commerce marketing services primarily relate to digital and field marketing services.

Experiential Services segment revenues are primarily recognized in the form of fee-for-service and cost-plus fees for providing in-store, digital sampling and demonstrations, where the Company manages highly customized, large-scale sampling programs for leading brands and retailers.

Retailer Services segment revenues are primarily recognized in the form of commissions, fee-for-service and cost-plus fees for providing consulting services related to private brand development, the execution of merchandising strategies and marketing strategies within retailer locations, including retail media networks and analyzing shopper behavior.

Revenues within the Retailer Services segment are further disaggregated between advisory services, retailer merchandising services and agency services to retailers. Advisory services primarily consist of consulting services related to private brand development. Retailer merchandising services primarily relate to the execution of merchandising strategies. Agency services primarily consist of providing marketing strategies within retail locations.

Disaggregated revenues were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Branded Services
Omni-commerce marketing services	$112,360	$112,927
Brokerage services	127,022	131,665
Branded merchandising services	105,147	106,863
International joint venture	—	93,407
Total Branded Services revenue	344,529	444,862
Experiential Services
Experiential services	307,351	257,167
Total Experiential Services revenue	307,351	257,167
Retailer Services
Agency services	16,824	14,232
Advisory services	38,712	39,067
Retailer merchandising services	171,587	189,054
Total Retailer Services revenue	227,123	242,353
Total revenues	$879,003	$944,382

Contract liabilities represent deferred revenues, which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation and are included in Deferred revenues in the Condensed Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the three months ended March 31, 2024 included in Deferred revenues as of December 31, 2023 were $13.3 million. Revenues recognized during the three months ended March 31, 2023 included in Deferred revenues as of December 31, 2022 were $12.8 million.

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

In March 2024, the Securities Exchange Commission (“SEC”) adopted final climate-related disclosure rules under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules require disclosure of governance, risk management and strategy related to material climate-related risks as well as disclosure of material greenhouse gas emissions in registration statements and annual reports. In addition, the rules require presentation of certain material climate-related disclosures in the annual consolidated financial statements. On April 4, 2024, the SEC voluntarily stayed the effective date of the final rules pending completion of judicial review following legal challenges. The disclosure requirements will apply to the Company's fiscal year reporting beginning October 4, 2025, pending resolution of the stay. The Company is currently evaluating the impact of the rules on the consolidated financial statements and related disclosures.

Other new accounting pronouncements recently issued or newly effective were not applicable to the Company, did not have a material impact on the condensed consolidated financial statements or are not expected to have a material impact on the condensed consolidated financial statements.

2. Held for Sale, Divestitures and Discontinued Operations

Held for Sale

As of March 31, 2024, and December 31 2023, the Company classified certain assets and liabilities as held for sale in the condensed consolidated balance sheet, primarily relating assets and liabilities to be disposed of by sale (“disposal groups”) which are “held for sale” if their carrying amounts are principally expected to be recovered through a sale transaction rather than through continuing use. Assets and liabilities to be disposed of by sale are classified as held for sale if the carrying amount is principally expected to be recovered through a sale rather than through continuing use. The classification occurs when the disposal group is available for immediate sale and the sale is probable. These criteria are generally met when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. When the criteria are met and the proceeds from the sale will not be utilized to pay down long-term borrowings, the Company classifies these assets and liabilities held for sale as current. Disposal groups are measured at the lower of carrying amount or fair value less costs to sell, and long-lived assets included within the disposal group are not depreciated or amortized. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. The Company determined that the disposal groups classified as held for sale met the criteria for classification as discontinued operations as discussed below. The assets and liabilities related to these businesses are included in the discontinued operations captions in the Condensed Consolidated Balance Sheets.

In May 2024, the Company entered into an agreement and sold a branded marketing agency that was held for sale as of March 31, 2024. The Company received approximately $42.5 million less estimated working capital adjustments. The Company is currently in the process of finalizing the accounting for this transaction and has determined that the gain or loss on this sale is impractical to report as of the date of this filing.

2023 Divestitures

In April 2023, the Company entered into an agreement to sell certain assets and liabilities classified as held for sale as of March 31, 2023 (collectively, the “2023 Divestitures”). The Company determined that the disposal groups classified as held for sale did not meet the criteria for classification as discontinued operations as of March 31, 2023. During the three months ended March 31, 2023, the Company recorded a loss of $11.7 million to remeasure the disposal group to fair value plus costs to sell and a loss of $4.8 million loss on divestitures as a component of “Net income (loss) from discontinued operations, net of tax” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

2024 Divestitures

On January 31, 2024, the Company sold a collection of foodservice businesses, previously classified as held for sale (as current assets) as of December 31, 2023 (collectively the 2024 “Divestitures”). As part of the sale, the foodservice businesses were combined with an entity owned by the buyer, with the Company receiving approximately $91.0 million, subject to working capital adjustments and an ongoing 7.5% interest in the combined business. The ongoing ownership interest represents a continuing involvement which the Company has determined represents an equity method investment. Upon the close of the transaction, the retained 7.5% interest was recognized at fair value of $8.4 million, valued using unobservable inputs (i.e., Level 3 inputs), primarily discounted cash flow. During the three months ended March 31, 2024, the Company recorded a gain on the divestiture of the collection of foodservice businesses of $56.6 million reported as a component of “Net income (loss) from discontinued operations, net of tax” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Proceeds from the sale were classified as cash provided by investing activities from continuing operations in the Condensed Consolidated Statements of Cash Flows.

Effective February 1, 2024, the Company’s investment in the combined foodservice business is accounted for under the equity method of accounting, with the investment reported in “Investments in unconsolidated affiliates” on the Condensed Consolidated Balance Sheets and an immaterial amount of equity income (loss) reported in “Income from unconsolidated investments” on the Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the three months ended March 31, 2024. Transactions between the Company and the combined foodservice entity are considered to be related-party transactions subsequent to the divesture.

Discontinued Operations

The Company classifies a business that has been disposed of or is classified as held for sale as a discontinued operation when the criteria prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements are met. While the 2023 Divestitures did not previously qualify for presentation as discontinued operations, the Company concluded that, in the aggregate, the sales of these businesses along with the 2024 Divestitures and businesses held for sale as of March 31, 2024 met the criteria for discontinued operations presentation during the three months ended March 31, 2024 (collectively, the “discontinued operations”), which are part of a single disposal plan. As a result, each of these businesses has been reclassified to discontinued operations in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance sheets for all periods presented.

As part of the agreements for the 2023 Divestitures and 2024 Divestitures, the Company has agreed to provide certain transitional services as defined within the respective Transition Services Agreement for a period of time after sale. Income and expenses related to these transitional services are immaterial and are reported in “Net loss from continuing operations” on the Condensed Consolidated Statements of Operations and Other Comprehensive Loss.

The following table presents the summarized balance sheets of discontinued operations.

(in thousands)	March 31, 2024	December 31, 2023
Carrying amounts of major classes of assets
Cash and cash equivalents	$5,307	$5,641
Accounts receivable, net of allowance for expected credit losses of $2,181 and $2,082, respectively	15,652	31,146
Prepaid and other current assets	616	5,112
Property and equipment, net	5,292	5,762
Goodwill	21,900	37,100
Other intangible assets, net	11,938	25,024
Other assets	153	3,967
Total assets of discontinued operations (1)	60,858	113,752
Carrying amounts of major classes of liabilities
Current portion of long-term debt	$285	$306
Accounts payable	2,952	5,271
Accrued compensation and benefits	2,027	3,756
Other accrued expenses	28	3,181
Deferred revenues	587	2,306
Long-term debt, net of current portion	4,557	4,666
Other liabilities	1,717	2,662
Total liabilities of discontinued operations (1)	$12,153	$22,148
Total net assets of the disposal group classified as discontinued operations	$48,705	$91,604
(1) Certain assets and liabilities from discontinued operations are classified as noncurrent at December 31, 2023 as they did not previously meet the held-for-sale criteria at that date.

The following table presents the summarized statements of operations of discontinued operations.

	Three Months Ended March 31,
(in thousands)	2024	2023
Revenues	$27,043	$67,601
Cost of revenues (exclusive of depreciation and amortization shown separately below)	23,190	61,185
Selling, general, and administrative expenses	1,954	2,309
Depreciation and amortization	816	2,610
(Gain) loss on divestitures	(57,016)	16,497
Total operating (income) expenses	(31,056)	82,601
Operating income (loss) from discontinued operations	58,099	(15,000)
Other expenses:
Interest expense, net	32	26
Total other expenses	32	26
Income (loss) before income taxes from discontinued operations, net of tax	58,067	(15,026)
Provision for (benefit from) income taxes from discontinued operations	12,075	(1,718)
Net income (loss) from discontinued operations	45,992	(13,308)
Less: net income (loss) from discontinued operations attributable to noncontrolling interest	2,192	(91)
Net income (loss) from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$43,800	$(13,217)

3. Goodwill and Intangible Assets

The following tables set forth information for goodwill by reportable segment:

(in thousands)	Branded Services	Retailer Services	Experiential Services	Total
Balance at December 31, 2023	$376,109	$217,955	$239,427	$833,491
Balance at March 31, 2024	$376,109	$217,955	$239,427	$833,491

Accumulated impairment losses related to goodwill were $2.0 billion as of March 31, 2024 and December 31, 2023.

The following tables set forth information for intangible assets:

		March 31, 2024
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,313,682	$1,477,634	$—	$836,048
Trade names	10 years	88,600	55,708	—	32,892
Developed technology	7 years	3,100	1,181	—	1,919
Total finite-lived intangible assets		2,405,382	1,534,523	—	870,859
Indefinite-lived intangible assets:
Trade name		1,480,000	—	828,500	651,500
Total other intangible assets		$3,885,382	$1,534,523	$828,500	$1,522,359

		December 31, 2023
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,313,792	$1,434,600	$—	$879,192
Trade names	10 years	88,600	53,493	—	35,107
Developed technology	7 years	7,500	5,470	—	2,030
Total finite-lived intangible assets		2,409,892	1,493,563	—	916,329
Indefinite-lived intangible assets:
Trade name		1,480,000	—	828,500	651,500
Total other intangible assets		$3,889,892	$1,493,563	$828,500	$1,567,829

Amortization of intangible assets was $45.8 million and $49.7 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, estimated future amortization expense of the Company’s finite-lived intangible assets are as follows:

(in thousands)
Remainder of 2024	$135,889
2025	175,582
2026	172,073
2027	170,382
2028	134,947
Thereafter	81,986
Total amortization expense	$870,859

4. Debt

	March 31,	December 31,
(in thousands)	2024	2023
Term Loan Facility	$1,145,744	$1,149,057
Senior Secured Notes	692,000	743,000
Other notes	119	426
Total long-term debt	1,837,863	1,892,483
Less: current portion	13,275	13,274
Less: debt issuance costs	28,710	31,091
Long-term debt, net of current portion	$1,795,878	$1,848,118

As of March 31, 2024, the Company had $1.1 billion of debt outstanding under the Term Loan Facility and $692.0 million of debt outstanding under the Notes (both as defined in the Annual Report on Form 10-K filed March 1, 2024 for the year ended December 31, 2023 (the “2023 Annual Report”) with maturity dates of October 28, 2027 and November 15, 2028, respectively. The Term Loan Facility bears interest at a floating rate of Term SOFR plus an applicable margin of 4.50% per annum, subject to an additional spread adjustment on SOFR ranging from 0.11% to 0.26%. Interest on the Notes is payable semi-annually in arrears at a rate of 6.50% per annum.

The Company was in compliance with all of its affirmative and negative covenants under the Term Loan Facility and Notes as of March 31, 2024. In addition, the Company is required to repay the principal under the Term Loan Facility in the greater amount of its excess cash flow, as such term is defined in the agreement governing the Term Loan Facility, or $13.3 million, per annum, in quarterly payments. The Company made the minimum quarterly principal payments of $3.3 million during the three months ended March 31, 2024 and 2023. No payments under the excess cash flow calculation were required in such periods. In May 2023 (the “Second Lien Amendment Effective Date”), the Company amended the Term Loan Facility to replace the U.S. Dollar LIBOR provisions with SOFR, effective June 30, 2023.

The Company voluntarily repurchased an aggregate of $51.0 million principal amount of its Senior Secured Notes during the three months ended March 31, 2024. The Company recognized a gain on the repurchase of the Senior Secured Notes of $2.7 million for the three months ended March 31, 2024, as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company voluntarily repurchased an aggregate of $1.7 million principal amount from the Term Loan Facility during the three months ended March 31, 2023. The Company recognized a gain on the repurchase from the Term Loan Facility of $0.3 million for the three months ended March 31, 2023, as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of March 31, 2024, the Company had no borrowings under the Revolving Credit Facility (as defined in the 2023 Annual Report). All borrowings under the Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the credit agreement bear interest at a floating rate, which at the option may be either (i) a base rate or Canadian Prime Rate plus an applicable margin of 0.75%, 1.00%, or 1.25% per annum or (ii) Term SOFR or Alternative Currency Spread plus an applicable margin of 1.75%, 2.00% or 2.25% per annum. The Company is required to pay a commitment fee ranging from 0.250% to 0.375% per annum in respect of the average daily unused commitments under the Revolving Credit Facility.

In April 2024, the Company's Term Loan Facility was further amended to (I) reduce the applicable interest rate margin on the term loan by 0.25% (a) from 4.50% to 4.25% for SOFR loans or (b) from 3.50% to 3.25% for base rate loans; and (II) reset the period for six months in which a 1.00% prepayment premium shall apply to any prepayment of the term loans in connection with certain events.

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

	March 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$22,540	$—	$22,540	$—
Total assets measured at fair value	$22,540	$—	$22,540	$—
Liabilities measured at fair value
Warrant liability	$953	$—	$953	$—
Contingent consideration liabilities	12,502	—	—	12,502
Total liabilities measured at fair value	$13,455	$—	$953	$12,502

	December 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$26,344	$—	$26,344	$—
Total assets measured at fair value	$26,344	$—	$26,344	$—
Liabilities measured at fair value
Warrant liability	$667	$—	$667	$—
Contingent consideration liabilities	18,472	—	—	18,472
Total liabilities measured at fair value	$19,139	$—	$667	$18,472

Interest Rate Cap Agreements

The Company had interest rate cap and collar contracts with an aggregate notional value of principal of $950.0 million as of March 31, 2024 and December 31, 2023 from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. The interest rate cap and collar contracts will mature on December 16, 2024 and April 5, 2026, respectively.

The fair value of the Company’s outstanding interest rate caps and collars of $22.5 million and $26.3 million, respectively, were included in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the three months ended March 31, 2024 and 2023, the Company recorded a gain of $4.2 million and a gain of $1.9 million, respectively, within Interest expense, net, related to changes in the fair value of its derivative instruments.

Contingent Consideration Liabilities

During each reporting period, the Company measures the fair value of its contingent consideration liabilities by evaluating the significant unobservable inputs and probability weightings using Monte Carlo simulations. Any resulting decreases or increases in the fair value result in a corresponding gain or loss reported in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of March 31, 2024, the maximum potential payment outcomes were $44.2 million. The following table summarizes the changes in the carrying value of estimated contingent consideration liabilities:

	March 31,
(in thousands)	2024	2023
Beginning of the period	$18,472	$20,334
Changes in fair value	689	4,292
Payments	(6,659)	(1,572)
End of the period	$12,502	$23,054

Long-term Debt

The following tables set forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at March 31, 2024
Term Loan Facility	$1,145,744	$1,229,317
Senior Secured Notes	692,000	681,628
Other notes	119	119
Total long-term debt	$1,837,863	$1,911,064

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2023
Term Loan Facility	$1,149,057	$1,221,012
Senior Secured Notes	743,000	745,223
Other notes	426	100
Total long-term debt	$1,892,483	$1,966,335

6. Related Party Transactions

Beginning February 2023, an officer of the Company has served as a member of the board of directors of a client of the Company. The Company recognized $1.3 million and $0.8 million of revenues from such client during the three months ended March 31, 2024 and 2023, respectively. Accounts receivable from this client were $0.6 million and $0.6 million as of March 31, 2024 and December 31, 2023, respectively.

Beginning July 2023, a member of the board of directors of the Company has served as an officer of a client of the Company. The Company recognized $1.6 million of revenues from such client during the three months ended March 31, 2024. Accounts receivable from this client were $0.3 million and $0.5 million as of March 31, 2024 and December 31, 2023, respectively.

Investments in Unconsolidated Affiliates

During the three months ended March 31, 2024 and 2023, the Company recognized revenues of $6.5 million and $3.7 million, respectively, from its investment in unconsolidated affiliates. Accounts receivable from investment in unconsolidated affiliates were $3.1 million and $3.7 million as of March 31, 2024 and December 31, 2023, respectively.

7. Income Taxes

The Company’s effective tax rates were 21.8% and 15.0% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate is based upon the estimated income or loss before taxes for the year, by jurisdiction, and adjusted for estimated permanent tax adjustments. The fluctuation in the Company’s effective tax rate was primarily due to a difference in projected book income/loss used in the annual effective tax rate, the application of the windfall of $0.7 million of stock based compensation for the three months ended March 31, 2024, as compared to a $2.3 million shortfall for the three months ended March 31, 2023, and the release of the valuation allowance of $1.1 million related to one of the Company’s investments for the three months ended March 31, 2024.

The income tax expense from discontinued operations was $12.1 million for the three months ended March 31, 2024, while the income tax benefit from discontinued operations was $1.7 million for the three months ended March 31, 2023. The income tax expense for the three months ended March 31, 2024 was impacted primarily by the sale of the company’s foodservice businesses. The income tax benefit for the three months ended March 31, 2023 was primarily the result of pre-tax loss.

8. Segments

Effective January 1, 2024, the Company revised its reportable segments to align with the Company’s business strategy, and the manner in which the Chief Executive Officer, the Company's chief operating decision maker, assesses the performance and makes decisions regarding the allocation of resources for the Company. The Company’s revised reportable segments consist of Branded Services, Experiential Services, and Retailer Services. The reportable segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Through the Company's Branded Services segment, the Company offers capabilities in brokerage, branded merchandising and omni-commerce marketing services to consumer goods manufacturers. Through the Company's Experiential Services segment, the Company expands the reach of consumer brands and retailer products to convert shoppers into buyers through sampling and product demonstration programs executed in-store and online. Through the Company's Retailer Services segment, the Company provides retailers with end-to-end advisory, retailer merchandising, and agency expertise to drive sales. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein. The Company and its chief operating decision maker evaluate performance based on revenues and operating (loss) income.

Discontinued operations are not included in the applicable reportable segments. Refer to Note 2—Held for Sale, Divestitures and Discontinued Operations.

(in thousands)	Branded Services	Retailer Services	Experiential Services	Total
Three Months Ended March 31, 2024
Revenues	$344,529	$227,123	$307,351	$879,003
Depreciation and amortization	$33,763	$7,858	$9,919	$51,540
Income from unconsolidated investments	$689	$—	$—	$689
Operating loss from continuing operations	$(16,776)	$(4,959)	$(5,027)	$(26,762)
Three Months Ended March 31, 2023
Revenues	$444,862	$242,353	$257,167	$944,382
Depreciation and amortization	$37,492	$7,939	$9,063	$54,494
Operating income (loss) from continuing operations	$6,176	$5,246	$(4,678)	$6,744

	Three Months Ended March 31,
(amounts in thousands)	2024	2023
Branded Services	$19,171	$62,740
Experiential Services	5,984	3,007
Retailer Services	1,888	1,854
Total revenues from discontinued operations	$27,043	$67,601

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

10. Stock-Based Compensation

The Company has issued nonqualified stock options, restricted stock units (“RSUs”), and performance restricted stock units (“PSUs”) under the Advantage Solutions Inc. 2020 Incentive Award Plan (the “Plan”). The Company’s restricted stock units and performance restricted stock units, as described below, are expensed based on the fair value at the grant date. The Company recognized stock-based compensation expense and equity-based compensation expense associated with the Common Series C Units of Karman Topco L.P. as follows:

	Three Months Ended March 31,
(in thousands)	2024	2023
Restricted stock-based unit awards	$3,136	$6,938
Other share-based awards	4,084	2,154
Total stock-based compensation before tax	7,220	9,092
Tax benefit	(929)	(2,001)
Total stock-based compensation expense included in net income	$8,149	$11,093

Performance Restricted Stock Units

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

During the three months ended March 31, 2024, the Compensation Committee determined that the achievement of the performance objectives applicable to the 2023 PSU EBITDA and 2023 PSU Revenues objectives were 150% of Target Goals. The value of these PSU awards above the Target Goals remain subject to additional performance requirements (i.e., the above target performance must be maintained in 2024 and 2025, respectively) and service-based vesting conditions. The performance period for those PSU awards up to the Target Goals ended on December 31, 2023, but remain subject to service-based vesting conditions.

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

Measurement Period	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Fair Value per Share	Maximum Remaining Unrecognized Compensation Expense	Weighted-average remaining requisite service periods

(in thousands, except share and per share data)

2023	2,326,288	4,652,576	6,978,888	$2.08	$9,846,207	2.1 years
2022	136,532	273,064	273,064	$4.94	$408,050	1.1 years
2021	9,851	19,702	26,738	$10.14	$14,723	0.5 years

The following table summarizes the PSU activity for the three months ended March 31, 2024:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	7,339,129	$2.60
Granted	—	$—
Distributed	(1,710,061)	$3.66
Forfeited	(676,690)	$2.28
PSU performance adjustment	2,326,312	$2.08
Outstanding at March 31, 2024	7,278,690	$2.22

Restricted Stock Units

RSUs are subject to the recipient’s continued service to the Company. RSUs are generally scheduled to vest over three years and are subject to the provisions of the agreement under the Plan.

During the three months ended March 31, 2024, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	18,238,623	$2.92
Granted	32,358	$3.84
Distributed	(4,763,404)	$3.64
Forfeited	(1,500,143)	$2.77
Outstanding at March 31, 2024	12,007,434	$2.65

As of March 31, 2024, the total remaining unrecognized compensation cost related to RSUs amounted to $23.0 million, net of forfeitures, which is expected to be amortized over the weighted-average remaining requisite service periods of 1.9 years.

Stock Options

During the three months ended March 31, 2024, the following activities involving stock options occurred under the Plan:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2024	17,375,000	$6.00
Granted	—	$—
Forfeited	—	$—
Cancelled/Expired	—	$—
Outstanding at March 31, 2024	17,375,000	$6.00

As of March 31, 2024, the Company had approximately $5.1 million of total unrecognized compensation expense related to stock options, net of related forfeiture estimates, which the Company expects to recognize over a weighted-average period of approximately 2.7 years. The weighted average remaining contractual term of all options outstanding as of March 31, 2024 was 8.7 years. The intrinsic value of all outstanding options as of March 31, 2024 was $10.6 million based on the market price of the Company's common stock of $4.33 per share. There were no options exercised during the three months ended March 31, 2024 and 2023.

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

The following is a reconciliation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
(in thousands, except share and earnings per share data)	2024	2023
Basic earnings per share computation:
Numerator:
Net loss from continuing operations	$(49,107)	$(34,370)

Net income (loss) from discontinued operations, net of tax	$45,992	$(13,308)
Less: net income (loss) from discontinued operations attributable to noncontrolling interest	2,192	(91)
Net income (loss) from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$43,800	$(13,217)
Denominator:
Weighted average common shares - basic	321,458,155	321,135,117
Basic net loss per common share from continuing operations	$(0.15)	$(0.11)
Basic net income (loss) per common share from discontinued operations	$0.14	$(0.04)
Basic net loss per common share attributable to stockholders of Advantage Solutions Inc.	$(0.02)	$(0.15)
Basic earnings (loss) per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$0.14	$(0.04)
Diluted earnings per share computation:
Numerator:
Net loss from continuing operations	$(49,107)	$(34,370)

Net income (loss) from discontinued operations, net of tax	$45,992	$(13,308)
Less: net income (loss) from discontinued operations attributable to noncontrolling interest	2,192	(91)
Net income (loss) from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$43,800	$(13,217)
Denominator:
Weighted average common shares outstanding	321,458,155	321,135,117
Performance stock units	—	—
Restricted stock units	—	—
Employee stock purchase plan and stock options	—	—
Weighted average common shares - diluted	321,458,155	321,135,117
Diluted net loss per common share from continuing operations	$(0.15)	$(0.11)
Diluted net income (loss) per common share from discontinued operations	$0.14	$(0.04)
Diluted net loss per common share attributable to stockholders of Advantage Solutions Inc.	$(0.02)	$(0.15)
Diluted earnings (loss) per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$0.14	$(0.04)

The Company had 18,578,321 warrants to purchase Class A common stock at $11.50 per share outstanding at March 31, 2024 and 2023, which have been excluded in the calculation of diluted earnings per common share, as the weighted average market price of the common stock during the three months ended March 31, 2024 and 2023 did not exceed the exercise price of the warrants.

In accordance with the treasury method the weighted average shares outstanding assuming dilution include the incremental effect of stock-based awards, except when such effect would be antidilutive. Stock-based awards of 20.2 million weighted-average shares were outstanding for the three months ended March 31, 2024, but were not included in the computation of diluted (loss) earnings per common share because the net loss position of the Company made them antidilutive. Stock-based awards of 2.2 million weighted-average shares were outstanding for the three months ended March 31, 2023, but were not included in the computation of diluted loss per common share because the net loss position of the Company made them antidilutive. In addition, PSUs related to 4.8 million shares assuming achievement of the Target Goals were outstanding for the three months ended March 31, 2023, but were not included in the computation of diluted loss per common share attributable, as the performance targets were not yet met during the three months ended March 31, 2023.

12. Subsequent Events

In April 2024, the Company granted 5.3 million RSUs, 1.1 million PSUs and 3.0 million of stock options, with an estimated aggregate grant date fair value of $23.2 million, $4.6 million and $5.5 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain such terms. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in “Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2024. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

Executive Overview

We are a leading business solutions provider to consumer goods manufacturers and retailers. We have a strong platform of essential, business critical services like headquarter sales, retail merchandising, in-store sampling, digital commerce, and shopper marketing. We generate demand for brands and retailers of all sizes, helping get the right products on the shelf — whether physical or digital — and into the hands of consumers in every way they shop. We use a scaled platform to innovate as a trusted partner with our clients, solving problems to increase their efficiency and effectiveness across a broad range of channels.

Effective January 1, 2024, we revised our reportable segments to align our business strategy, and the manner in which the Chief Executive Officer, our chief operating decision maker manages assesses the performance and makes decisions regarding the allocation of resources for the Company. Our revised reportable segments consist of Branded Services, Experiential Services, and Retailer Services.

We have reorganized our portfolio of businesses into a new, simplified structure that more closely aligns our business capabilities with economic buyers. As a result of this reorganization, we have formally disposed of certain business units. In addition to the business units already disposed of, there are certain other business units which are part of the overall reorganization plan that have not yet been disposed of or abandoned. We have determined that the other business units not yet disposed of met the held for sale and discontinued operations accounting criteria as of March 31, 2024 as their dispositions represent a strategic shift that has had a major effect on our operations and financial results. Refer to Note 2—Acquisitions, Divestitures, and Discontinued Operations. We continue to evaluate opportunities to further simplify our operations so we can focus more resources on our core businesses.

Through our Branded Services segment, which generated approximately 39.2% and 47.1% of our revenues in the three months ended March 31, 2024 and 2023, respectively, we provide services to branded consumer goods manufacturers through three main categories: brokerage, branded merchandising and omni-commerce marketing services. Brokerage services is primarily an outsourced sales and services agency for branded consumer goods manufacturers at retailer headquarters, in-store and online. Additionally, we lead with insights to execute branded merchandising strategies for branded consumer goods manufacturers related to merchandising in-store and online to drive product sales. Our omni-commerce marketing services primarily relate to digital and field marketing services, including shopper marketing, targeted advertising, interactive design and development, inventory management, application development and content management solutions.

Through our Experiential Services segment, which generated approximately 35.0.% and 27.2% of our revenues in the three months ended March 31, 2024 and 2023, respectively, we help brands and retailers reach consumers and convert shoppers into buyers through in-store and online sampling and demonstrations. We manage highly customized, large-scale sampling programs for leading brands and retailers. We also manage, organize and execute special events for brands and retailers, including large-scale meetings, mobile tours, summits and festivals.

Through our Retailer Services segment, which generated approximately 25.8% and 25.7% of our revenues in the three months ended March 31, 2024 and 2023, respectively, we provide end-to-end advisory, retailer merchandising and agency services to retailers. Advisory services primarily consist of consulting services related to private brand development, including coordination related to the sourcing, manufacturing, branding and distribution of private label products to the end retailer. Retailer merchandising services primarily relate to the execution of merchandising strategies, including traditional services such as interior store construction, store resets, category updates and new item implementation. Agency services primarily consist of providing marketing strategies within retail locations, including retail media networks, and analyzing shopper behavior to offer planning, execution and measurement of insight-based, retailer-specific promotions that target retailers' specific shopper base to drive product sales.

Summary

Our financial performance for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 includes:

•
Revenues decreased by $65.4 million, or 6.9%, to $879.0 million;
•
Operating loss from continuing operations decreased by $33.5 million, or 496.8%, to $26.8 million;
•
Net loss from continuing operations increased by $14.7 million to $49.1 million;
•
Adjusted Net Income increased by $1.1 million, or 8.3%, to $14.9 million; and
•
Adjusted EBITDA from continuing and discontinued operations decreased by $13.3 million, or 14.5%, to $78.8 million.

Factors Affecting Our Business and Financial Reporting

There are a number of factors, in addition to the deconsolidation of ASL and inflation, that affect the performance of our business and the comparability of our results from period to period including:

•
Organic Growth. Part of our strategy is to generate organic growth by expanding our existing client relationships, continuing to win new clients, pursuing channel expansion enhancing our service offerings, digital technology solutions, developing our international platform, delivering operational efficiencies and expanding into logical adjacencies. We believe that by pursuing these organic growth opportunities we will be able to continue to enhance our value proposition to our clients and thereby grow our business.
•
Acquisitions and Divestitures. We have grown our business in part by acquiring businesses, both domestic and international. Many of our acquisition agreements include contingent consideration arrangements, which are described below. We have completed acquisitions at what we believe are attractive purchase prices and have regularly structured our agreements to result in the generation of long-lived tax assets, which have in turn reduced our effective purchase prices when incorporating the value of those tax assets. We continue to look for strategic acquisitions that can be completed at attractive purchase prices. We also continue to evaluate our service offerings to ensure more focus on our mission of converting shoppers into buyers for consumer goods companies and retailers. To that end, we have disposed of certain businesses and classified others as held for sale. As part of the sales agreements for certain divestitures, we have agreed to provide certain transitional services as defined within the respective Transition Services Agreement for a period of time after sale. We continue to evaluate opportunities to further simplify our operations so we can focus more resources on our core businesses.

•
Contingent Consideration. Many of our acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of financial performance thresholds by the operations attributable to the acquired businesses. The contingent consideration arrangements are based upon our valuations of the acquired businesses and are intended to share the investment risk with the sellers of such businesses if projected financial results are not achieved. The fair values of these contingent consideration arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent consideration payments as part of the initial purchase price. We review and assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from our initial estimates. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in “Selling, general and administrative expenses” in our Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
•
Foreign Exchange Fluctuations. Our financial results are affected by fluctuations in the exchange rate between the U.S. dollar and other currencies, primarily the Canadian dollars due to our operations in such foreign jurisdictions. See also “ —Quantitative and Qualitative Disclosure of Market Risk—Foreign Currency Risk.”
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

How We Assess the Performance of Our Business

Revenues

Revenues related to the Branded Services segment are primarily recognized in the form of commissions, fee-for-service and cost-plus fees for providing headquarter relationship management, execution of merchandising strategies and omni-commerce marketing services.

Experiential Services segment revenues are primarily recognized in the form of fee-for-service and cost-plus fees for providing in-store, digital sampling and demonstrations, where the Company manages highly customized, large-scale sampling programs for leading brands and retailers.

Retailer Services segment revenues are primarily recognized in the form of commissions, fee-for-service and cost-plus fees for providing consulting services related to private brand development, the execution of merchandising strategies and marketing strategies within retailer locations, including retail media networks and analyzing shopper behavior.

We analyze our financial performance, in part, by measuring revenue growth in two ways—revenue growth attributable to organic activities and revenue growth and declines attributable to acquisitions and divestitures, which we refer to as organic revenues and acquired revenues, respectively.

We define organic revenues as any revenues that are not acquired revenues. Our organic revenues exclude the impacts of acquisitions and divestitures, when applicable, which improves comparability of our results from period to period.

In general, when we acquire a business, the acquisition includes a contingent consideration arrangement (e.g., an earn-out provision) and, accordingly, we separately track the financial performance of the acquired business. In such cases, we consider revenues generated by such a business during the 12 months following its acquisition to be acquired revenues. For example, if we completed an acquisition on July 1, 2023 for a business that included a contingent consideration arrangement, we would consider revenues from the acquired business from July 1, 2023 to June 30, 2024 to be acquired revenues. We generally consider growth attributable to the financial performance of an acquired business after the 12-month anniversary of the date of acquisition to be organic.

If an acquisition of an acquired business does not include a contingent consideration arrangement, or we otherwise do not separately track the financial performance of the acquired business due to operational integration, we consider the revenues that the business generated in the 12 months prior to its acquisition to be our acquired revenues for the 12 months following its acquisition, and any differences in revenues actually generated during the 12 months after its acquisition to be organic. For example, if we completed an acquisition on July 1, 2023 for a business that did not include a contingent consideration arrangement, we would consider the amount of revenues from the acquired business from July 1, 2022 to June 30, 2023 to be acquired revenues during the period from July 1, 2023 to June 30, 2024, with any differences from that amount actually generated during the latter period to be organic revenues.

All revenues generated by our acquired businesses are considered to be organic revenues after the 12-month anniversary of the date of acquisition.

When we divest a business, unless otherwise presented as discontinued operations, we consider the revenues that the divested business generated in the 12 months prior to its divestiture to be subtracted from acquired revenues for the 12 months following its divestiture. For example, if we completed a divestiture on July 1, 2023 for a business, we would consider the amount of revenues from the divested business from July 1, 2022 to June 30, 2023 to be subtracted from acquired revenues during the period from July 1, 2023 to June 30, 2024.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, payroll taxes and benefits for corporate personnel. Other overhead costs include information technology, professional services fees, including accounting and legal services, and other general corporate expenses. We also incur expenses operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and related professional services. Additionally, included in selling, general and administrative expenses are costs associated with the changes in fair value of the contingent consideration of acquisitions and other costs related to our internal reorganization activities, acquisition and divestiture transactions. These transaction-related costs are comprised of fees related to change of equity ownership, professional fees, due diligence and integration or divestitures activities.

Impairment of Goodwill and Indefinite-lived Assets

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired in an acquisition. We test for impairment of goodwill at the reporting unit level. We generally combine components that have similar economic characteristics, nature of services, types of clients, distribution methods and regulatory environment. Changes to our operating segments effective January 1, 2024, as described in Note 8—Segments, resulted in a change to our reporting units (Branded Services, Branded Agencies, Experiential Services, Merchandising and Retailer Agencies). As a result, the Company performed the required impairment assessments directly before and immediately after the change in reporting units as of January 1, 2024. The assets and liabilities were reassigned to the applicable reporting units and allocated goodwill using the relative fair value approach. The estimated fair value of the underlying reporting units were determined based on a combination of the income and market approaches. The income approach utilizes estimates of discounted cash flows for the underlying business, which requires assumptions for growth rates, EBITDA margins, terminal growth rate, discount rate, and incremental net working capital, all of which require significant management judgment. The market approach applies market multiples derived from historical earnings data of selected guideline publicly traded companies that are first screened by industry group and then further narrowed on the reporting units' business descriptions, markets served, competitors, EBITDA margins and revenue size. The Company compared a weighted average of the output from the income and market approaches to compute the fair value of the reporting units. The assumptions in the income and market approach are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. We based our fair value estimates on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to our planned strategy, it may cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future.

In conjunction with the tests performed as of January 1, 2024, each of the fair values for the reporting units tested was in excess of its carrying amount. The fair values of the Branded Agencies and Experiential Services reporting units exceeded their respective carrying values by less than 20%. As of March 31, 2024, there were no indicators of goodwill impairment.

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

Depreciation Expense

Depreciation expense relates to the property and equipment that we own, which represented less than 1% of our total assets at March 31, 2024 and 2023, respectively.

Income Taxes

Income tax expense and our effective tax rates can be affected by many factors, including state apportionment factors, our acquisition and divestiture strategy, tax incentives and credits available to us, changes in judgment regarding our ability to realize our deferred tax assets, changes in our worldwide mix of pre-tax losses or earnings, changes in existing tax laws and our assessment of uncertain tax positions.

Cash Flows

We have positive cash flow characteristics, as described below, due to the limited required capital investment in the fixed assets and working capital needs to operate our business in the normal course. See “ —Liquidity and Capital Resources.”

Our principal sources of liquidity are cash flows from operations, borrowings under the Revolving Credit Facility, divestitures and other debt. Our principal uses of cash are operating expenses, working capital requirements, investments in our technology platforms, acquisitions and repayment of debt.

During the three months ended March 31, 2024, we entered into a definitive agreement to sell a collection of our foodservice businesses. Additionally, we classified certain assets and liabilities which are expected to be recovered through a sale transaction rather than through continuing use. We expect to use the divestiture proceeds to invest in our business, reduce debt, creating financial flexibility for opportunistic share repurchases or potential future acquisitions.

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net (loss) income before (i) impairment of goodwill and indefinite-lived assets, (ii) gain on deconsolidation of subsidiaries, (iii) (gain) loss on divestitures, (iv) amortization of intangible assets, (iv) equity-based compensation of Karman Topco L.P., (vi) changes in fair value of warrant liability, (vii) fair value adjustments of contingent consideration related to acquisitions, (viii) acquisition and divestitures related expenses, (ix) costs associated with COVID-19, net of benefits received, (x) net income attributable to noncontrolling interest, (xi) reorganization expenses, (xii) litigation expenses, (xiii) deferred financing fees, (xiv) gain on repurchases of Term Loan Facility and Senior Secured Notes debt, (xv) recovery from Take 5 and costs associated with the Take 5 Matter, (xvi) other adjustments that management believes are helpful in evaluating our operating performance, and (xvii) related tax adjustments.

We present Adjusted Net Income because we use it as a supplemental measure to evaluate the performance of our business in a way that also considers our ability to generate profit without the impact of items that we do not believe are indicative of our operating performance or are unusual or infrequent in nature and aid in the comparability of our performance from period to period. Adjusted Net Income should not be considered as an alternative for Net (loss) income, our most directly comparable measure presented on a GAAP basis.

Adjusted EBITDA and Adjusted EBITDA by Segment

Adjusted EBITDA and Adjusted EBITDA by Segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA, inclusive of continuing and discontinuing operations, means net (loss) income before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) impairment of goodwill and indefinite-lived assets, (v) amortization of intangible assets, (vi) gain on deconsolidation of subsidiaries, (vii) (gain) loss on divestitures, (viii) equity-based compensation of Karman Topco L.P., (ix) changes in fair value of warrant liability, (x) stock-based compensation expense, (xi) fair value adjustments of contingent consideration related to acquisitions, (xii) acquisition and divestitures related expenses, (xiii) costs associated with COVID-19, net of benefits received, (xiv) EBITDA for economic interests in investments, (xv) reorganization expenses, (xvi) litigation expenses, (xvii) costs associated with (recovery from) the Take 5 Matter and (xviii) other adjustments that management believes are helpful in evaluating our operating performance.

Adjusted EBITDA by Segment means, with respect to the applicable operating segment, operating income from continuing operations plus operating income from discontinued operations before (i) depreciation, (ii) impairment of goodwill and indefinite-lived assets, (iii) gain on deconsolidation of subsidiaries, (iv) (gain) loss on divestitures, (v) equity-based compensation of Karman Topco L.P., (vi) changes in fair value of warrant liability, (vii) stock-based compensation expense, (viii) fair value adjustments of contingent consideration related to acquisitions, (ix) acquisition and divestitures related expenses, (x) costs associated with COVID-19, net of benefits received, (xi) EBITDA for economic interests in investments, (xii) reorganization expenses, (xiii) litigation expenses, (xiv) costs associated with (recovery from) the Take 5 Matter and (xv) other adjustments that management believes are helpful in evaluating our operating performance, in each case attributable to such segment.

We present Adjusted EBITDA and Adjusted EBITDA by Segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain non-cash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to Adjusted EBITDA. Neither Adjusted EBITDA nor Adjusted EBITDA by Segment should be considered as an alternative for Net (loss) income or operating income (loss), our most directly comparable measures presented on a GAAP basis. Non-GAAP financial measures are subject to inherent limitations as they reflect the exercise of judgments by management about which expense and income are excluded or included in determining these non-GAAP financial measures. Additionally, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance, and therefore our non-GAAP measures may not be directly comparable to similarly titled measures of other companies.

Reorganization Charges

Reorganization charges include severance plans designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes. We recorded severance expenses of $9.6 million included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

The following table sets forth items derived from the Company’s consolidated statements of operations for the three months ended March 31, 2024 and 2023 in dollars and as a percentage of total revenues.

	Three Months Ended March 31,
(amounts in thousands)	2024		2023
Revenues	$879,003	100.0%	$944,382	100.0%
Cost of revenues	763,872	86.9%	826,855	87.6%
Selling, general, and administrative expenses	89,664	10.2%	56,289	6.0%
Depreciation and amortization	51,540	5.9%	54,494	5.8%
Income from unconsolidated investments	689	0.1%	—	0.0%
Total operating expenses	905,765	103.0%	937,638	99.3%
Operating (loss) income from continuing operations	(26,762)	(3.0)%	6,744	0.7%
Other expenses (income):
Change in fair value of warrant liability	287	0.0%	(73)	0.0%
Interest expense, net	35,761	4.1%	47,165	5.0%
Total other expenses	36,048	4.1%	47,092	5.0%
Loss from continuing operations before income taxes	(62,810)	(7.1)%	(40,348)	(4.3)%
Benefit from income taxes for continuing operations	(13,703)	(1.6)%	(5,978)	(0.6)%
Net loss from continuing operations	(49,107)	(5.6)%	(34,370)	(3.6)%
Less: net income (loss) from discontinued operations, net of tax	45,992	5.2%	(13,308)	(1.4)%
Net loss	(3,115)	(0.4)%	(47,678)	(5.0)%
Less: net income (loss) attributable to noncontrolling interest - discontinued operations	2,192	0.2%	(91)	0.0%
Net loss attributable to stockholders of Advantage Solutions Inc.	$(5,307)	(0.6)%	$(47,587)	(5.0)%

Other Financial Data
Adjusted Net Income(1)	$14,912	1.7%	$13,773	1.5%
Adjusted EBITDA(1)	$78,760	9.0%	$92,070	9.7%

(1)
Adjusted Net Income and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA and reconciliations of Net income to Adjusted Net Income and Adjusted EBITDA, see “—Non-GAAP Financial Measures.”

Comparison of the Three Months Ended March 31, 2024 and 2023

Revenues

	Three Months Ended March 31,		Change
(amounts in thousands)	2024	2023	$	%
Branded Services	$344,529	$444,862	$(100,333)	(22.6%)
Experiential Services	307,351	257,167	50,184	19.5%
Retailer Services	227,123	242,353	(15,230)	(6.3%)
Total revenues from continuing operations	$879,003	$944,382	$(65,379)	(6.9%)

Total revenues decreased by $65.4 million, or 6.9%, during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Excluding revenues from the deconsolidation of our European joint venture, and unfavorable foreign exchange rates, revenues increased 3.0%.

The Branded Services segment revenues decreased $100.3 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Excluding $93.4 million revenues from the deconsolidation of our European joint venture, the segment experienced a decrease of $6.9 million in organic revenues primarily due to an intentional client resignation and timing of shipments impacting client orders, partially offset by growth in our omni-commerce marketing services.

The Experiential Services segment revenues increased $50.2 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Excluding unfavorable foreign exchange rates of $2.1 million, the segment experienced an increase of $52.3 million in organic revenues. The increase in revenues was primarily due to an increase in our events per day volume and price realization.

The Retailer Services segment revenues decreased $15.2 million during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. The decrease in revenues was primarily due to a decrease in our retailer merchandising services as a result of the earlier timing for the Easter holiday and merchandising projects that were completed in prior year, partially offset by an increase in our agency services and price realization.

Cost of Revenues

Cost of revenues as a percentage of revenues for the three months ended March 31, 2024 was 86.9%, as compared to 87.6% for the three months ended March 31, 2023, which stayed relatively consistent.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the three months ended March 31, 2024 was 10.2%, compared to 6.0% for the three months ended March 31, 2023. The increase as a percentage of revenues was primarily due to the continued investment in our support services including our technology solutions and $26.0 million increase in costs associated with our internal reorganization activities, largely related to professional fees and severance.

Depreciation and Amortization Expense

Depreciation and amortization expense was $51.4 million for the three months ended March 31, 2024 compared to $54.5 million for the three months ended March 31, 2023. The decrease is largely attributable to a decrease in the amortization expenses from our trade names and the divested businesses.

Operating Income (Loss) from Continuing Operations

	Three Months Ended March 31,		Change
(amounts in thousands)	2024	2023	$	%
Branded Services	$(16,776)	$6,176	$(22,952)	(371.6%)
Experiential Services	(5,027)	(4,678)	(349)	7.5%
Retailer Services	(4,959)	5,246	(10,205)	(194.5%)
Total operating (loss) income from continuing operations	$(26,762)	$6,744	$(33,506)	(496.8%)

In the Branded Services segment, the decrease in operating income during the three months ended March 31, 2024 was primarily due to an increase in costs associated with our internal reorganization activities.

In the Experiential Services segment, the increase in operating income during the three months ended March 31, 2024 was due to increase in revenues as described above offset by continued investment in our support services including our technology solutions.

In the Retailer Services segment, the decrease in operating income during the three months ended March 31, 2024 was due to an increase in costs associated with our internal reorganization activities coupled with continued investment in our support services including our technology solutions.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability was $0.3 million of non-cash expense for the three months ended March 31, 2024 compared to $0.1 million of non-cash gain resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the three months ended March 31, 2023.

Interest Expense, net

Interest expense, net decreased by $11.4 million, or 24.2%, to $35.8 million for the three months ended March 31, 2024, from $47.2 million for the three months ended March 31, 2023. The decrease in interest expense was primarily due to change in fair value in our derivative instruments, and lower debt balance, including as a result of repurchases of certain of our Senior Secured Notes as further described in “Liquidity and Capital Resources—Description of Credit Facilities—Senior Secured Notes”, partially offset by higher interest rates for the three months ended March 30, 2024.

(Benefit from) Provision for Income Taxes

Benefit from income taxes was $13.7 million for the three months ended March 31, 2024 as compared to $6.0 million of benefit for income taxes for the three months ended March 31, 2023. The fluctuation was primarily attributable to a larger pre-tax loss during the three months ended March 31, 2024 compared to a smaller pre-tax loss during the three months ended March 31, 2023 and separately, the application of the windfall of $0.7 million of stock based compensation for the three months ended March 31, 2024, as compared to a $2.3 million shortfall for the three months ended March 31, 2023, and the release of the valuation allowance of $1.1 million related to one of the Company’s investments for the three months ended March 31, 2024.

The income tax expense from discontinued operations was $12.1 million for the three months ended March 31, 2024, while the income tax benefit from discontinued operations was $1.7 million for the three months ended March 31, 2023. The income tax expense for the three months ended March 31, 2024 was impacted primarily by the sale of the Company’s foodservice businesses. The income tax benefit for the three months ended March 31, 2023 was primarily the result of pre-tax loss.

Net Loss from Continuing Operations

Net loss from continuing operations was $49.1 million for the three months ended March 31, 2024, compared to net loss from continuing operations of $34.4 million for the three months ended March 31, 2023. The increase in net loss from continuing operations was primarily driven increase in costs associated with the continued investment in our support services including our technology solutions and $26.0 million increase in costs associated with our internal reorganization activities, largely related to professional fees and severance.

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations was $46.0 million for the three months ended March 31, 2024, compared to net loss from discontinued operations of $13.3 million for the three months ended March 31, 2023. The increase in net income from discontinued operations was primarily driven by the $56.7 million gain on divestiture of the foodservice businesses for the three months ended March 31, 2024.

Adjusted Net Income

The increase in Adjusted Net Income for the three months ended March 31, 2024 was primarily attributable to the decrease in interest expense partially offset by the decrease in revenue as described above. For a reconciliation of Adjusted Net Income to Net income, see “ —Non-GAAP Financial Measures.”

Adjusted EBITDA and Adjusted EBITDA by Segment

	Three Months Ended March 31,		Change
(amounts in thousands)	2024	2023	$	%
Branded Services	$41,400	$61,193	$(19,793)	(32.3%)
Experiential Services	17,125	6,862	10,263	149.6%
Retailer Services	20,235	24,015	(3,780)	(15.7%)
Total Adjusted EBITDA	$78,760	$92,070	$(13,310)	(14.5%)

Adjusted EBITDA, inclusive of continuing and discontinuing operations, decreased by $13.3 million, or 14.5%, to $78.8 million for the three months ended March 31, 2024, from $92.1 million for the three months ended March 31, 2023. In the Branded Services segment, the decrease was primarily attributable to the decline in revenues as described above and increase in cost of revenues, largely due to high wage inflation. In the Retailer Services segment, the decrease was primarily attributable to the decline in revenues as described above coupled with continued investment in our support services including our technology solutions. In the Experiential Services segment, the increase was driven largely by the growth in revenues from the in-store sampling and demonstration services as described above offset by continued investment in our support services including our technology solutions. For a reconciliation of Adjusted EBITDA to Net income, see “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net (loss) income before (i) amortization of intangible assets, (ii) equity-based compensation of Karman Topco L.P., (iii) changes in fair value of warrant liability, (iv) fair value adjustments of contingent consideration related to acquisitions, (v) acquisition and divestiture related expenses, (vi) costs associated with COVID-19, net of benefits received, (vii) net income attributable to noncontrolling interest, (viii) reorganization expenses, (ix) litigation expenses, (x) (gain) loss on divestitures, (xi) gain on repurchases of Term Loan Facility debt, (xii) costs associated with (recovery from) the Take 5 Matter, (xiii) other adjustments that management believes are helpful in evaluating our operating performance, and (xiv) related tax adjustments.

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

A reconciliation of Adjusted Net Income to Net income is provided in the following table:

	Three Months Ended
	2024	2023
(in thousands)
Net loss	$(3,115)	$(47,678)
Less: Net income (loss) attributable to noncontrolling interest	2,192	(91)
Add:
Equity-based compensation of Karman Topco L.P.(a)	392	(2,269)
Change in fair value of warrant liability	287	(73)
Fair value adjustments related to contingent consideration related to acquisitions(b)	689	4,292
Acquisition and divestiture related expenses(c)	1,319	2,432
Reorganization expenses(d)	37,126	11,148
Litigation expenses (recovery)(e)	284	—
(Gain) loss on divestitures	(57,016)	16,497
Amortization of intangible assets(j)	45,791	49,729
Costs associated with COVID-19, net of benefits received(f)	—	1,017
Gain on repurchases of Term Loan Facility debt(k)	(2,669)	(275)
Costs associated with the Take 5 Matter(g)	240	80
Tax adjustments related to non-GAAP adjustments(l)	(6,224)	(21,218)
Adjusted Net Income	$14,912	$13,773

Adjusted EBITDA and Adjusted EBITDA by Segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA, inclusive of continuing and discontinuing operations, means net (loss) income before (i) interest expense, net, (ii) (benefit from) provision for income taxes, (iii) depreciation, (iv) amortization of intangible assets, (v) equity-based compensation of Karman Topco L.P., (vi) changes in fair value of warrant liability, (vii) stock based compensation expense, (viii) fair value adjustments of contingent consideration related to acquisitions, (ix) acquisition and divestiture related expenses, (x) (gain) loss on divestiture, (xi) costs associated with COVID-19, net of benefits received, (xii) EBITDA for economic interests in investments, (xiii) reorganization expenses, (xiv) litigation expenses, (xv) costs associated with (recovery from) the Take 5 Matter and (xvi) other adjustments that management believes are helpful in evaluating our operating performance.

Adjusted EBITDA by Segment means, with respect to the applicable operating segment, operating income from continuing operations plus operating income from discontinued operations before (i) depreciation, (ii) impairment of goodwill and indefinite-lived assets, (iii) gain on deconsolidation of subsidiaries, (iv) (gain) loss on divestitures, (v) equity-based compensation of Karman Topco L.P., (vi) changes in fair value of warrant liability, (vii) stock-based compensation expense, (viii) fair value adjustments of contingent consideration related to acquisitions, (ix) acquisition and divestitures related expenses, (x) costs associated with COVID-19, net of benefits received, (xi) EBITDA for economic interests in investments, (xii) reorganization expenses, (xiii) litigation expenses, (xiv) costs associated with

(recovery from) the Take 5 Matter and (xv) other adjustments that management believes are helpful in evaluating our operating performance, in each case, attributable to such segment.

Unallocated shared costs associated with discontinued operations from certain shared administrative functions, through the close of the discontinued operations; excluded from income from discontinued operations as they are not a direct cost of the discontinued business but a result of indirect allocations, including but not limited to, information technology, human resources, finance and accounting, supply chain, and commercial operations. Subsequent to the close of the divestitures, amounts attributable to unallocated shared costs would be mitigated through income from TSAs, subsequent strategic or restructuring initiatives, elimination of extraneous costs, or re-allocations or absorption of existing continuing operations. See Note 2 – Held for Sale, Divestitures and Discontinued Operations in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further details.

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

A reconciliation of Adjusted EBITDA to Net loss is provided in the following table:

Consolidated	Three Months Ended
	2024	2023
(in thousands)
Net loss	$(3,115)	$(47,678)
Add:
Interest expense, net	35,793	47,191
Benefit from income taxes	(1,628)	(7,696)
Depreciation and amortization	52,356	57,104
Equity-based compensation of Karman Topco L.P.(a)	392	(2,269)
Change in fair value of warrant liability	287	(73)
Fair value adjustments related to contingent consideration related to acquisitions(b)	689	4,292
Acquisition and divestiture related expenses(c)	1,319	2,432
(Gain) loss on divestitures	(57,016)	16,497
Reorganization expenses(d)	37,126	11,148
Litigation expenses(e)	284	—
Costs associated with COVID-19, net of benefits received(f)	—	1,017
Costs associated with the Take 5 Matter(g)	240	80
Stock-based compensation expense(h)	7,220	11,210
EBITDA for economic interests in investments(i)	4,813	(1,185)
Adjusted EBITDA	$78,760	$92,070

Financial information by segment, including a reconciliation of Adjusted EBITDA by Segment to operating income, the closest GAAP financial measure, is provided in the following table:

Branded Services Segment	Three Months Ended
	2024	2023
(in thousands)
Operating (loss) income from continuing operations	$(16,776)	$6,176
Operating income (loss) from discontinued operations	52,681	(14,470)
Add:
Depreciation and amortization	34,254	39,530
Equity-based compensation of Karman Topco L.P.(a)	498	(1,021)
Fair value adjustments related to contingent consideration related to acquisitions(b)	689	4,292
Acquisition and divestiture related expenses(c)	476	1,125
(Gain) loss on divestitures	(57,016)	16,497
Reorganization expenses(d)	18,777	6,545
Litigation expenses(e)	191	—
Costs associated with COVID-19, net of benefits received(f)	—	29
Costs associated with the Take 5 Matter(g)	240	80
Stock-based compensation expense(h)	2,283	3,685
EBITDA for economic interests in investments(i)	5,103	(1,275)
Branded Services Segment Adjusted EBITDA	$41,400	$61,193

Experiential Services Segment	Three Months Ended
	2024	2023
(in thousands)
Operating loss from continuing operations	$(5,027)	$(4,678)
Operating income (loss) from discontinued operations	5,504	(211)
Add:
Depreciation and amortization	9,921	9,065
Equity-based compensation of Karman Topco L.P.(a)	(44)	(547)
Acquisition and divestiture expenses(c)	315	392
Reorganization expenses(d)	4,350	1,966
Litigation expenses (e)	173	—
Costs associated with COVID-19, net of benefits received(f)	—	912
Stock-based compensation expense(h)	2,223	(101)
EBITDA for economic interests in investments(i)	(290)	64
Experiential Services Segment Adjusted EBITDA	$17,125	$6,862

Retailer Services Segment	Three Months Ended
	2024	2023
(in thousands)
Operating (loss) income from continuing operations	$(4,959)	$5,246
Operating loss from discontinued operations	(86)	(319)
Add:
Depreciation and amortization	8,181	8,509
Equity-based compensation of Karman Topco L.P.(a)	(62)	(701)
Acquisition and divestiture related expenses(c)	528	915
Reorganization expenses(d)	13,999	2,637
Litigation recovery(e)	(80)	—
Costs associated with COVID-19, net of benefits received(f)	—	76
Stock-based compensation expense(h)	2,714	7,626
EBITDA for economic interests in investments(i)	—	26
Retailer Services Segment Adjusted EBITDA	$20,235	$24,015

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

(g)	Represents costs associated with the Take 5 Matter, primarily, professional fees and other related costs and cash receipts from an insurance policy for claims related to the Take 5 Matter
(h)	Represents non-cash compensation expense related to the 2020 Incentive Award Plan and the 2020 Employee Stock Purchase Plan.
(i)

Represents additions to reflect our proportional share of Adjusted EBITDA related to our equity method investments and reductions to remove the Adjusted EBITDA related to the minority ownership percentage of the entities that we fully consolidate in our financial statements.

(j)	Represents the amortization of intangible assets recorded in connection with the 2014 Topco Acquisition and our other acquisitions.
(k)

Represents a gain associated with the repurchases of Term Loan Facility and Senior Secured Notes. For additional information, refer to Note 4—Debt to our unaudited condensed financial statements for the three months ended March 31, 2024 and 2023.

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

Cash Flows

A summary of our cash operating, investing and financing activities from continuing operations are shown in the following table:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities from continuing operations	$(8,894)	$41,396
Net cash provided by (used in) investing activities from continuing operations	68,715	(5,988)
Net cash used in financing activities from continuing operations	(66,882)	(6,797)
Net effect of foreign currency changes on cash from continuing operations	(2,136)	1,311
Net change in cash, cash equivalents and restricted cash	$(9,197)	$29,922

Net Cash (Used in) Provided by Operating Activities

Net cash provided by operating activities from continuing operations during the three months ended March 31, 2024 consisted of net loss of $49.1 million adjusted for certain non-cash items, gain on repurchases of Senior Secured Notes of $2.7 million, depreciation and amortization of $51.5 million and effects of changes in working capital. Net cash provided by operating activities during the three months ended March 31, 2023 consisted of net loss of $34.4 million adjusted for certain non-cash items, including depreciation and amortization of $54.5 million and effects of changes in working capital. The decrease in cash provided by operating activities during the three months ended March 31, 2024 relative to the same period in 2023 was primarily due to increased reorganization costs during the three months ended March 31, 2024.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities from continuing operations during the three months ended March 31, 2024 primarily consisted of the proceeds from the divestiture of our foodservice businesses, partially offset by the purchase of property and equipment of $16.2 million. Net cash used in investing activities during the three months ended March 31, 2023 primarily consisted of the purchase of property and equipment of $5.9 million.

Net Cash Used in Financing Activities

Cash flows used in financing activities from continuing operations during the three months ended March 31, 2024 were primarily related to repurchases of Senior Secured Notes of $47.9 million, repayment of principal on our Term Loan Facility of $3.3 million, payments of contingent consideration and holdback payments of $1.9 million, payments for taxes related to net share settlement of $3.3 million and payments related to the share repurchase program of $11.7 million. Cash flows used in financing activities during the three months ended March 31, 2023 were primarily related to payments of contingent consideration and holdback payments of $2.5 million, repayment of principal on our Term Loan Facility of $3.4 million, repurchases of the Term Loan Facility of $1.7 million, payments for taxes related to net share settlement of $1.3 million, partially offset by $1.2 million related to proceeds from the issuance of Class A common stock.

Description of Credit Facilities

Senior Secured Credit Facilities

Advantage Sales & Marketing Inc. (the “Borrower”), an indirect wholly-owned subsidiary of the Company, has (i) a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $500.0 million, subject to borrowing base capacity (as may be amended from time to time, the “Revolving Credit Facility”) and (ii) a secured first lien term loan credit facility in an aggregate principal amount of $1.1 billion (as may be amended from time to time, the “Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”).

Revolving Credit Facility

Our Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $500.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under our Revolving Credit Facility then in effect. Loans under the Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A., is administrative agent and ABL Collateral Agent. The Revolving Credit Facility is scheduled to mature in December 2027. We may use borrowings under the Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments. As of March 31, 2024, we had unused capacity under our Revolving Credit Facility available to us of $500.0 million, subject to borrowing base limitations (without giving effect to approximately $44.1 million of outstanding letters of credit and the borrowing base limitations for additional borrowings).

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

Term Loan Facility

The Term Loan Facility is a term loan facility denominated in U.S. dollars in an aggregate principal amount of $1.1 billion as of March 31, 2024. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of $1.1 billion principal amount. Borrowings will bear interest at a floating rate of Term SOFR plus an applicable margin of 4.50% per annum, subject to additional spread adjustment on SOFR ranging from 0.11% to 0.26%.

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

The Borrower may voluntarily prepay loans or reduce commitments under the Senior Secured Notes, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. The Company voluntarily repurchased an aggregate of $51.0 million principal amount of its Senior Secured Notes during the three months ended March 31, 2024. The Company recognized a gain on the repurchase of $2.7 million for the three months ended March 31, 2024, as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and

Comprehensive Loss. There were no repurchases of Senior Secured Notes during the three months ended March 31, 2023.

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

Future Cash Requirement

There were no material changes to our contractual future cash requirements from those disclosed in our 2023 Annual Report.

Cash and Cash Equivalents Held Outside the United States

As of March 31, 2024, and December 31, 2023, $47.7 million and $43.8 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries. As of March 31, 2024, and December 31, 2023, $24.8 million and $30.4 million, respectively, of our cash and cash equivalents were held by foreign branches.

We assessed our determination as to our indefinite reinvestment intent for certain of our foreign subsidiaries and recorded a deferred tax liability of approximately $0.5 million of withholding tax as of March 31, 2024 for unremitted earnings in Canada with respect to which we do not have an indefinite reinvestment assertion. We will continue to evaluate our cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds from the foreign subsidiaries except for Canada. We have continued to assert indefinite reinvestment on all other earnings as it is necessary for continuing operations and to grow the business. If at a point in the future our assertion changes, we will evaluate tax-efficient means to repatriate the income. In addition, we expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities such as business acquisitions or to settle debt, we could elect to repatriate future earnings from foreign jurisdictions. These alternatives could result in higher income tax expense or increased interest expense. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of March 31, 2024, to be indefinitely reinvested and, accordingly, no provision has been made for taxes in excess of the $0.5 million noted above.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are included in our 2023 Annual Report and did not materially change during the three months ended March 31, 2024.

Recently Issued Accounting Pronouncements

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to expand their existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for us beginning in fiscal year 2025, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the chief operating decision maker (“CODM”). The standard is effective for us beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. We are currently evaluating the impact of ASU 2023-07 on the consolidated financial statements and related disclosures and we expect to adopt the new standard using a retrospective approach.

In March 2024, the Securities Exchange Commission (“SEC”) adopted final climate-related disclosure rules under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules require disclosure of governance, risk management and strategy related to material climate-related risks as well as disclosure of material greenhouse gas emissions in registration statements and annual reports. In addition, the rules require presentation of certain material climate-related disclosures in the annual consolidated financial statements. On April 4, 2024, the SEC voluntarily stayed the effective date of the final rules pending completion of judicial review following legal challenges. The disclosure requirements will apply to our fiscal year reporting beginning October 4, 2025, pending resolution of the stay. We are currently evaluating the impact of the rules on the consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our exposure to foreign currency exchange rate fluctuations is primarily the result of foreign subsidiaries and foreign branches primarily domiciled in Canada. We use financial derivative instruments to hedge foreign currency exchange rate risks associated with our Canadian operations.

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated loss before taxes would have decreased by approximately $0.5 million for the three months ended March 31, 2024.

Interest Rate Risk

Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under the Term Loan Facility, Revolving Credit Facility and Notes.

We manage our interest rate risk through the use of derivative financial instruments. Specifically, we have entered into interest rate cap and collar agreements to manage our exposure to potential interest rate increases that may result from fluctuations in SOFR. We do not designate these derivatives as hedges for accounting purposes, and as a result, all changes in the fair value of derivatives, used to hedge interest rates, are recorded in “Interest expense, net” in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of March 31, 2024, we had an interest rate cap with an aggregate notional value of principal of $650.0 million with a maturity date of December 16, 2024. We also had interest rate collar contracts with an aggregate notional value of principal of $300.0 million with a maturity date of April 5, 2026. The aggregate fair value of our interest rate caps and collars represented an outstanding net asset of $22.5 million as of March 31, 2024.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the Term Loan Facility and Revolving Credit Facility would have resulted in an increase of $0.2 million in interest expense, net of gains from interest rate caps and collars, for the three months ended March 31, 2024.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Legal Matters Related to Take 5

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the 2023 Annual Report on Form 10-K, the current effects of which are discussed in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

The following exhibits are filed with this Report:

Exhibit Number	Description

10.1

Amendment No. 3 to First Lien Credit Agreement, dated as of April 17, 2024, by and among the Borrower, Holdings, the other guarantors parties thereto, each lender party thereto, and Bank of America, as administrative agent.

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

ADVANTAGE SOLUTIONS INC.

By:	/s/ David Peacock
David Peacock
Chief Executive Officer (Principal Executive Officer)
Date:	May 10, 2024

By:	/s/ Christopher Growe
Christopher Growe
Chief Financial Officer (Principal Financial Officer)
Date:	May 10, 2024