Form 10-Q
period 2024-06-30
Advantage Solutions Inc.
filed 2024-08-09
CIK 1776661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 320,538,405 shares of Class A common stock outstanding.

Advantage Solutions Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(in thousands, except share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$153,988	$120,839
Restricted cash	15,382	16,363
Accounts receivable, net of allowance for expected credit losses from continuing operations of $16,054 and $29,294 respectively	647,397	659,499
Prepaid expenses and other current assets	106,957	115,921
Current assets of discontinued operations	152,892	99,412
Total current assets	1,076,616	1,012,034
Property and equipment, net	86,862	64,708
Goodwill	610,521	710,191
Other intangible assets, net	1,463,303	1,551,828
Investments in unconsolidated affiliates	220,088	210,829
Other assets	40,021	43,543
Other assets of discontinued operations	—	186,190
Total assets	$3,497,411	$3,779,323
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$13,275	$13,274
Accounts payable	204,903	172,894
Accrued compensation and benefits	138,890	161,447
Other accrued expenses	118,895	144,415
Deferred revenues	28,852	26,598
Current liabilities of discontinued operations	4,136	22,669
Total current liabilities	508,951	541,297
Long-term debt, net of current portion	1,769,196	1,848,118
Deferred income tax liabilities	174,179	204,136
Other long-term liabilities	71,351	74,555
Other liabilities of discontinued operations	—	7,140
Total liabilities	2,523,677	2,675,246
Commitments and contingencies (Note 9)
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 323,020,596 and 322,235,261 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	32	32
Additional paid in capital	3,452,358	3,449,261
Accumulated deficit	(2,420,792)	(2,314,650)
Loans to Karman Topco L.P.	(6,707)	(6,387)
Accumulated other comprehensive loss	(11,433)	(3,945)
Treasury stock, at cost; 8,875,170 and 3,600,075 shares as of June 30, 2024 and December 31, 2023, respectively	(39,724)	(18,949)
Total equity attributable to stockholders of Advantage Solutions Inc.	973,734	1,105,362
Noncontrolling interest	—	(1,285)
Total stockholders’ equity	973,734	1,104,077
Total liabilities, noncontrolling interest, and stockholders’ equity	$3,497,411	$3,779,323

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023

Revenues	$873,357	$963,758	$1,734,769	$1,888,471
Cost of revenues (exclusive of depreciation and amortization shown separately below)	751,337	847,549	1,503,181	1,660,295
Selling, general, and administrative expenses	62,858	48,481	151,939	103,881
Impairment of goodwill	99,670	—	99,670	—
Depreciation and amortization	51,317	52,477	101,065	105,021
(Income) loss from unconsolidated investments	(566)	—	123	—
Total operating expenses	964,616	948,507	1,855,978	1,869,197
Operating (loss) income from continuing operations	(91,259)	15,251	(121,209)	19,274
Other (income) expenses:
Change in fair value of warrant liability	(686)	73	(399)	—
Interest expense, net	39,754	30,446	75,515	77,608
Total other expenses	39,068	30,519	75,116	77,608
Loss from continuing operations before income taxes	(130,327)	(15,268)	(196,325)	(58,334)
Benefit from income taxes for continuing operations	(17,311)	(2,244)	(33,176)	(9,416)
Net loss from continuing operations	(113,016)	(13,024)	(163,149)	(48,918)
Net income (loss) from discontinued operations, net of tax	12,181	5,178	59,199	(6,606)
Net loss	(100,835)	(7,846)	(103,950)	(55,524)
Less: net income from continuing operations attributable to noncontrolling interest	—	909	—	909
Less: net income (loss) from discontinued operations attributable to noncontrolling interest	—	7	2,192	(84)
Net loss attributable to stockholders of Advantage Solutions Inc.	$(100,835)	$(8,762)	$(106,142)	$(56,349)

Net loss per common share:
Basic loss per common share from continuing operations	$(0.35)	$(0.04)	$(0.51)	$(0.15)
Basic earnings (loss) per common share from discontinued operations	$0.04	$0.02	$0.18	$(0.02)
Basic loss per common share attributable to stockholders of Advantage Solutions Inc.	$(0.31)	$(0.03)	$(0.33)	$(0.17)

Diluted net loss per share:
Diluted loss per common share from continuing operations	$(0.35)	$(0.04)	$(0.51)	$(0.15)
Diluted earnings (loss) per common share from discontinued operations	$0.04	$0.02	$0.18	$(0.02)
Diluted loss per common share attributable to stockholders of Advantage Solutions Inc.	$(0.31)	$(0.03)	$(0.33)	$(0.17)

Weighted-average number of common shares:
Basic	322,791,242	324,178,691	322,124,698	322,665,312
Diluted	322,791,242	324,178,691	322,124,698	322,665,312

Comprehensive (Loss) Income:
Net loss attributable to stockholders of Advantage Solutions Inc.	$(100,835)	$(8,762)	$(106,142)	$(56,349)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,340)	3,722	(5,057)	5,246
Total comprehensive loss attributable to stockholders of Advantage Solutions Inc.	$(103,175)	$(5,040)	$(111,199)	$(51,103)

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.		Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
Balance at April 1, 2024	323,894,143	$32	6,600,075	$(30,638)	$3,447,038	$(2,319,957)	$(6,536)	$(6,662)	$1,083,277	$906	$1,084,183
Comprehensive (loss) income
Net loss	—	—	—	—	—	(100,835)	—	—	(100,835)	—	(100,835)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2,340)	(2,340)	74	(2,266)
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(103,175)	74	(103,101)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(171)	—	(171)	—	(171)
Purchase of treasury stock	(2,275,095)	—	2,275,095	(9,086)	—	—	—	—	(9,086)	—	(9,086)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(872)	—	—		(872)	—	(872)
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(1,425)	—	—	—	(1,425)	—	(1,425)
Shares issued under 2020 Incentive Award Plan	1,401,548	—	—	—	—	—	—	—	—	—	—
Sale of a business	—	—	—	—	—	—	—	(2,431)	(2,431)	(980)	(3,411)
Stock-based compensation expense	—	—	—	—	7,617	—	—	—	7,617	—	7,617
Balance at June 30, 2024	323,020,596	$32	8,875,170	$(39,724)	$3,452,358	$(2,420,792)	$(6,707)	$(11,433)	$973,734	$—	$973,734

									Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.		Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
Balance at April 1, 2023	323,555,298	$32	1,610,014	$(12,567)	$3,417,561	$(2,294,696)	$(6,369)	$(17,325)	$1,086,636	$103,387	$1,190,023
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(8,762)	—	—	(8,762)	828	(7,934)
Foreign currency translation adjustments	—	—	—	—	—	—	—	3,722	3,722	1,872	5,594
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(5,040)	2,700	(2,340)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(1,218)	—	—	—	(1,218)	—	(1,218)
Shares issued under 2020 Incentive Award Plan	925,845	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	11,147	—	—	—	11,147	—	11,147
Balance at June 30, 2023	324,481,143	$32	1,610,014	$(12,567)	$3,427,490	$(2,303,458)	$(6,375)	$(13,603)	$1,091,519	$106,087	$1,197,606

See Notes to the Condensed Consolidated Financial Statements.

								Accumulated	Advantage
	Common Stock		Treasury Stock		Additional		Loans	Other	Solutions Inc.		Total
					Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2024	322,235,261	$32	3,600,075	$(18,949)	$3,449,261	$(2,314,650)	$(6,387)	$(3,945)	$1,105,362	$(1,285)	$1,104,077
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(106,142)	—	—	(106,142)	2,192	(103,950)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(5,057)	(5,057)	73	(4,984)
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(111,199)	2,265	(108,934)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(320)	—	(320)	—	(320)
Purchase of treasury stock	(5,275,095)	—	5,275,095	(20,775)	—	—	—	—	(20,775)	—	(20,775)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(480)	—	—	—	(480)	—	(480)
Shares issued under 2020 Employee Stock Purchase Plan	581,954	—	—	—	1,167	—	—	—	1,167	—	1,167
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(11,113)	—	—	—	(11,113)	—	(11,113)
Shares issued under 2020 Incentive Award Plan	5,478,476	—	—	—	—	—	—	—	—	—	—
Sale of a business	—	—	—	—	—	—	—	(2,431)	(2,431)	(980)	(3,411)
Stock-based compensation expense	—	—	—	—	13,523	—	—	—	13,523	—	13,523
Balance at June 30, 2024	323,020,596	$32	8,875,170	$(39,724)	$3,452,358	$(2,420,792)	$(6,707)	$(11,433)	$973,734	$—	$973,734

									Advantage
					Additional		Loans	Other	Solutions Inc.		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2023	319,690,300	$32	1,610,014	$(12,567)	$3,408,836	$(2,247,109)	$(6,363)	$(18,849)	$1,123,980	$101,744	$1,225,724
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(56,349)	—	—	(56,349)	658	(55,691)
Foreign currency translation adjustments	—	—	—	—	—	—	—	5,246	5,246	3,685	8,931
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(51,103)	4,343	(46,760)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(12)	—	(12)	—	(12)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(3,487)	—	—	—	(3,487)	—	(3,487)
Shares issued under 2020 Employee Stock Purchase Plan	674,976	—	—	—	1,193	—	—	—	1,193	—	1,193
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(1,277)	—	—	—	(1,277)	—	(1,277)
Shares issued under 2020 Incentive Award Plan	4,115,867	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	22,225	—	—	—	22,225	—	22,225
Balance at June 30, 2023	324,481,143	$32	1,610,014	$(12,567)	$3,427,490	$(2,303,458)	$(6,375)	$(13,603)	$1,091,519	$106,087	$1,197,606

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(103,950)	$(55,524)
Net income (loss) from discontinued operations, net of tax	59,199	(6,606)
Net loss from continuing operations	(163,149)	(48,918)
Adjustments to reconcile net loss to net cash provided by operating activities
Noncash interest income	(5,427)	(9,500)
Deferred financing fees related to repricing of long-term debt	1,079	—
Amortization of deferred financing fees	3,470	4,238
Impairment of goodwill	99,670	—
Depreciation and amortization	101,065	105,021
Change in fair value of warrant liability	(399)	—
Fair value adjustments related to contingent consideration	1,678	8,969
Deferred income taxes	(29,546)	(33,403)
Equity-based compensation of Karman Topco L.P.	(480)	(3,487)
Stock-based compensation	16,082	20,417
Loss from unconsolidated investments	(123)	(3,002)
Distribution received from unconsolidated affiliates	3,289	1,611
Gain on repurchases of Senior Secured Notes and Term Loan Facility debt	(5,103)	(4,969)
Changes in operating assets and liabilities, net of effects from divestitures:
Accounts receivable, net	9,268	32,854
Prepaid expenses and other assets	26,233	63,109
Accounts payable	32,834	(35,944)
Accrued compensation and benefits	(21,602)	2,435
Deferred revenues	2,449	12,501
Other accrued expenses and other liabilities	(27,233)	(11,523)
Net cash provided by operating activities from continuing operations	44,055	100,409
Net cash provided by operating activities from discontinued operations	6,368	4,581
Net cash provided by operating activities	50,423	104,990
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment in unconsolidated affiliates	(10,932)	—
Purchase of property and equipment	(25,029)	(14,046)
Proceeds from divestitures, net of cash	146,828	12,763
Net cash provided by (used in) investing activities from continuing operations	110,867	(1,283)
Net cash used in investing activities from discontinued operations	(7,332)	(4,506)
Net cash provided by (used in) investing activities	103,535	(5,789)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	—	72,735
Payments on lines of credit	—	(71,278)
Principal payments on long-term debt	(6,637)	(6,741)
Repurchases of Senior Secured Notes and Term Loan Facility debt	(71,749)	(49,427)
Debt issuance costs	(971)	—
Proceeds from issuance of common stock	1,167	1,193
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	(11,113)	(1,277)
Contingent consideration payments	(4,455)	(1,867)
Holdback payments	—	(656)
Redemption of noncontrolling interest	—	(154)
Purchase of treasury stock	(20,775)	—
Net cash used in financing activities from continuing operations	(114,533)	(57,472)
Net cash (used in) provided by financing activities from discontinued operations	(4,243)	397
Net cash used in financing activities	(118,776)	(57,075)
Net effect of foreign currency changes on cash from continuing operations	(2,579)	1,843
Net effect of foreign currency changes on cash from discontinued operations	(435)	(349)
Net effect of foreign currency changes on cash	(3,014)	1,494
Net change in cash, cash equivalents and restricted cash	32,168	43,620
Cash, cash equivalents and restricted cash, beginning of period	137,202	138,532
Cash, cash equivalents and restricted cash, end of period	169,370	182,152
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	2,824
Cash, cash equivalents and restricted cash, end of period	$169,370	$179,328
SUPPLEMENTAL CASH FLOW INFORMATION
(Gain) loss on divestitures from discontinued operations	$(70,195)	$17,655
Purchase of property and equipment recorded in accounts payable and accrued expenses	$10,660	$1,507

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements do not include all of the information required by accounting principles generally accepted in the United States (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from the audited Consolidated Balance Sheet at that date and does not include all the disclosures required by GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair statement of the results as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been reflected in the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023 and the related footnotes thereto. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

The Company has reorganized its portfolio of businesses into a new, simplified structure that more closely aligns its business capabilities with economic buyers. As a result of this reorganization, the Company revised its reportable segments and identified non-core businesses for disposition (“Divestiture plan”). In the first quarter of 2024, the Company determined its Divestiture plan met the criteria for discontinued operations as it represented a strategic shift that had a major effect on the Company’s operations and financial results. As such, the results of businesses meeting the criteria to be classified as held for sale or disposed of in the current or prior periods in accordance with the Company’s Divestiture plan have been reclassified to discontinued operations. Refer to Note 2—Held for Sale, Divestitures and Discontinued Operations for additional information on the Company’s assets and liabilities classified as held for sale and the Company's discontinued operations.

Certain prior period balances related to the Company's reportable segments and discontinued operations have been reclassified to conform to the current presentation in the condensed consolidated financial statements and accompanying notes. The notes to the condensed consolidated financial statements are presented on a continuing operations basis unless otherwise noted. Refer to Note 8—Segments for additional information on the Company’s reportable segments. Refer to Note 2—Held for Sale, Divestitures and Discontinued Operations for additional information on the Company’s discontinued operations.

Reportable Segments

Effective January 1, 2024, Advantage Solutions Inc. revised its reportable segments to align with the Company's business strategy, and the manner in which the Chief Executive Officer, the Company's chief operating decision maker (“CODM”), assesses performance and makes decisions regarding the allocation of resources for the Company. The Company’s revised operating and reportable segments consist of Branded Services, Experiential Services, and Retailer Services. This change had no impact on the Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Statements of Stockholders' Equity and Condensed Consolidated Statements of Cash Flows. Prior period segment results have been reclassified to reflect the Company’s new reportable segments on a continuing operations basis. Refer to Note 8—Segments for additional information on the Company’s reportable segments.

Discontinued Operations

The Company presents discontinued operations when there is a disposal of a component or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The results of discontinued operations are reported in net income (loss) from discontinued operations in the condensed consolidated statements of operations for all periods presented, commencing in the period in which the business is either disposed of or is classified as held for sale, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less costs to sell. Assets and liabilities related to a business classified as held for sale which also meets the criteria for discontinued operations are segregated in the condensed consolidated balance sheets for the current and prior periods presented. Cash flows for continuing and discontinued operations are segregated in the condensed consolidated cash flows for the current and prior periods. When proceeds are not utilized to paydown long-term debt, the assets and liabilities associated with discontinued operations in the current period balance sheet are classified as current.

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

During the three months ended June 30, 2024, the Company determined a triggering event occurred and an impairment assessment was warranted for the Branded Agencies reporting unit goodwill due to the pending sale of one of the businesses that comprised a substantial portion of the assets, liabilities and prospective cash flows of the Branded Agencies reporting unit. As a result of the impairment test performed, the Company recognized a non-cash goodwill impairment charge of $99.7 million related to the Company's Branded Agencies reporting unit goodwill during the three months ended June 30, 2024, which has been reflected in “Impairment of goodwill” in the Condensed Consolidated Statements of Comprehensive (Loss) Income. As a result of this charge, an immaterial amount of goodwill remains in this reporting unit.

Indefinite Lived Intangible Assets

Intangible assets with indefinite useful lives are not amortized but tested annually for impairment, at the beginning of the fourth quarter, or more often if events occur or circumstances change that would create a triggering event. Prior to the segment change, the Company went to market with the Advantage Trade Name being specifically used and assessed for impairment in the Sales and Marketing businesses. As a result of the change in the Company's reportable segments effective as of January 1, 2024, the Company determined, based on the change in the planned use of the

Advantage Trade Name intangible asset, that the Advantage Trade Name should be considered an entity-wide asset for reporting and impairment testing purposes. As of January 1, 2024, the Company concluded there was a triggering event for an interim impairment assessment due to the change in unit of account of the indefinite-lived intangibles. Based on the interim impairment assessment, the estimated fair value exceeded the carrying value by approximately 6%, thus no impairment was recorded. For the three months ended June 30, 2024, no events or circumstances were noted that would indicate a triggering event for the Company’s intangible assets with indefinite useful lives. The uncertainty and volatility in the economic environment in which the Company operates could have an impact on the Company’s future growth and could result in future impairment charges. There is no assurance that actual cash flows or other assumptions for the this intangible will not significantly decline from these projections.

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

Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Branded Services
Brokerage services	$122,973	$131,398	$249,995	$263,062
Branded merchandising services	108,625	111,569	213,772	218,432
Omni-commerce marketing services	90,742	103,677	187,627	200,439
International joint venture	—	100,621	—	194,029
Total Branded Services revenue	322,340	447,265	651,394	875,962
Experiential Services
Experiential services	319,508	285,174	626,859	542,341
Total Experiential Services revenue	319,508	285,174	626,859	542,341
Retailer Services
Retailer merchandising services	183,128	184,581	354,715	373,636
Advisory services	32,064	33,472	70,776	71,260
Agency services	16,317	13,266	31,025	25,272
Total Retailer Services revenue	231,509	231,319	456,516	470,168
Total revenues	$873,357	$963,758	$1,734,769	$1,888,471

Contract liabilities represent deferred revenues, which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation and are included in Deferred revenues in the Condensed Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the three and six months ended June 30, 2024 that were included in Deferred revenues as of December 31, 2023 were $3.5 million and $16.8 million, respectively. Revenues recognized during the three and six months ended June 30, 2023 included in Deferred revenues as of December 31, 2022 were $4.4 million and $14.5 million, respectively.

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

In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the CODM. The standard is effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. The Company is currently evaluating the impact of ASU 2023-07 on the consolidated financial statements and related disclosures and expects to adopt the new standard using a retrospective approach.

In March 2024, the Securities and Exchange Commission (“SEC”) adopted final climate-related disclosure rules under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules require disclosure of governance, risk management and strategy related to material climate-related risks as well as disclosure of material greenhouse gas emissions in registration statements and annual reports. In addition, the rules require presentation of certain material climate-related disclosures in the annual consolidated financial statements. On April 4, 2024, the SEC voluntarily stayed the effective date of the final rules pending completion of judicial review following legal challenges. The disclosure requirements will apply to the Company's fiscal year reporting beginning October 4, 2025, pending resolution of the stay. The Company is currently evaluating the impact of the rules on the consolidated financial statements and related disclosures.

Other new accounting pronouncements recently issued or newly effective were not applicable to the Company, did not have a material impact on the condensed consolidated financial statements or are not expected to have a material impact on the condensed consolidated financial statements.

2. Held for Sale, Divestitures and Discontinued Operations

Held for Sale

As of June 30, 2024 and December 31, 2023, the Company classified certain assets and liabilities as held for sale in the Condensed Consolidated Balance Sheets, primarily related to assets and liabilities to be disposed of by sale (“disposal groups”). The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. The assets and liabilities related to these businesses are included in the discontinued operations captions in the Condensed Consolidated Balance Sheets for all periods presented.

2023 Divestitures

In 2023, the Company entered into an agreement to sell certain assets and liabilities (collectively, the “2023 Divestitures”). The Company determined that the disposal groups did not meet the criteria for classification as discontinued operations as of June 30, 2023. During the three and six months ended June 30, 2023, the Company recorded a loss of $1.2 million and $17.7 million, respectively, on divestitures as a component of “Net income (loss) from discontinued operations, net of tax” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

2024 Divestitures

On January 31, 2024, the Company sold a collection of foodservice businesses, previously classified as held for sale (as current assets) as of December 31, 2023. As part of the sale, the foodservice businesses were combined with an entity owned by the buyer, with the Company receiving approximately $91.0 million, subject to working capital adjustments and an ongoing 7.5% interest in the combined business. The ongoing ownership interest represents a continuing involvement which the Company has determined represents an equity method investment. Upon the close of the transaction, the retained 7.5% interest was recognized at fair value of $8.4 million, valued using unobservable inputs (i.e., Level 3 inputs), primarily discounted cash flow.

The investment is reported in “Investments in unconsolidated affiliates” on the Condensed Consolidated Balance Sheets and an immaterial amount of equity income (loss) reported in “Income from unconsolidated investments” on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024. Transactions between the Company and the combined foodservice entity are considered to be related-party transactions subsequent to the divesture.

During the three months ended June 30, 2024, the Company sold two agencies in the Branded Services segment, one agency in the Experiential Services segment and one agency in the Retailer Services segment (collectively the “2024 Divestitures”). The Company received $65.2 million including estimated working capital adjustments.

During the three and six months ended June 30, 2024, the Company recorded a gain from the 2024 Divestitures of $13.2 million and $70.2 million, respectively, as a component of “Net income (loss) from discontinued operations, net of tax” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Proceeds from the sales were classified as cash provided by investing activities from continuing operations in the Condensed Consolidated Statements of Cash Flows.

As of June 30, 2024, certain assets and liabilities of the Jun Group business were classified as held for sale. On July 31, 2024, the Company completed the sale of the Jun Group business in exchange for proceeds of approximately $185.0 million less any adjustments. The Company received approximately $130.0 million in cash upon completion of the sale. As part of the purchase agreement, the buyer has agreed to remit the remaining consideration to the Company in two additional installments of $22.5 million ($27.5 million less $5 million estimated adjustments) and $27.5 million, 12 and 18 months, respectively, after the completion of the sale.

Discontinued Operations

The Company classifies a business that has been disposed of or is classified as held for sale as a discontinued operation when the criteria prescribed by the FASB Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements are met. While the 2023 Divestitures did not previously qualify for presentation as discontinued operations, the Company concluded that, in the aggregate, the sales of these businesses along with the 2024 Divestitures and businesses held for sale as of June 30, 2024 (collectively, the “discontinued operations” that are all part of the divestiture plan) met the criteria for discontinued operations presentation as their dispositions represent a strategic shift that has had a major effect on the Company's operations and financial results. As a result, each of these businesses has been reclassified to discontinued operations in the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows for all periods presented.

As part of the agreements for certain of the divestitures the Company has agreed to provide certain transitional services as detailed within respective transition services agreements for a period of time after sale. Income and expenses related to these transitional services are immaterial and are reported in “Net loss from continuing operations” on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The following table presents the summarized balance sheets of discontinued operations.

(in thousands)	June 30, 2024	December 31, 2023
Carrying amounts of major classes of assets
Cash and cash equivalents	$—	$5,641
Accounts receivable, net of allowance for expected credit losses of $418 and $2,834, respectively	14,922	56,848
Prepaid and other current assets	882	6,839
Property and equipment, net	4,488	10,245
Goodwill	122,600	160,400
Other intangible assets, net	10,000	41,025
Investments in unconsolidated affiliates	—	564
Other assets	—	4,040
Total assets of discontinued operations (1)	152,892	285,602
Carrying amounts of major classes of liabilities
Current portion of long-term debt	$—	$306
Accounts payable	1,956	9,737
Accrued compensation and benefits	1,297	5,729
Other accrued expenses	—	3,210
Deferred revenues	883	3,137
Long-term debt, net of current portion	—	4,666
Other liabilities	—	3,024
Total liabilities of discontinued operations (1)	$4,136	$29,809
Total net assets of the disposal group classified as discontinued operations	$148,756	$255,793
(1) Certain assets and liabilities from discontinued operations are classified as noncurrent at December 31, 2023 as they did not previously meet the held-for-sale criteria at that date.

The following table presents the summarized statements of operations of discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenues	$28,874	$73,297	$73,508	$160,567
Cost of revenues (exclusive of depreciation and amortization shown separately below)	20,308	57,212	55,527	132,506
Selling, general, and administrative expenses	10,042	3,646	12,578	6,844
Depreciation and amortization	1,883	4,261	4,491	8,821
(Gain) loss on divestitures	(13,179)	1,158	(70,195)	17,655
Total operating expenses	19,054	66,277	2,401	165,826
Operating income (loss) from discontinued operations	9,820	7,020	71,107	(5,259)
Other expenses:
Interest expense, net	16	14	48	43
Total other expenses	16	14	48	43
Income (loss) before income taxes from discontinued operations	9,804	7,006	71,059	(5,302)
(Benefit from) provision for income taxes from discontinued operations	(2,377)	1,828	11,860	1,304
Net income (loss) from discontinued operations, net of tax	12,181	5,178	59,199	(6,606)
Less: net income (loss) from discontinued operations attributable to noncontrolling interest	—	7	2,192	(84)
Net income (loss) from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$12,181	$5,171	$57,007	$(6,522)

3. Goodwill and Intangible Assets

The following tables set forth information for goodwill by reportable segment:

(in thousands)	Branded Services	Retailer Services	Experiential Services	Total
Balance at December 31, 2023	$252,809	$217,955	$239,427	$710,191
Impairment charge	(99,670)	—	—	$(99,670)
Balance at June 30, 2024	$153,139	$217,955	$239,427	$610,521

Accumulated impairment losses related to goodwill were $2.1 billion and $2.0 billion as of June 30, 2024 and December 31, 2023, respectively.

The following tables set forth information for intangible assets:

		June 30, 2024
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,282,633	$1,501,507	$—	$781,126
Trade names	10 years	88,600	57,923	—	30,677
Total finite-lived intangible assets		2,371,233	1,559,430	—	811,803
Indefinite-lived intangible assets:
Trade name		1,480,000	—	828,500	651,500
Total other intangible assets		$3,851,233	$1,559,430	$828,500	$1,463,303

		December 31, 2023
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,282,792	$1,417,570	$—	$865,222
Trade names	10 years	88,600	53,494	—	35,106
Total finite-lived intangible assets		2,371,392	1,471,064	—	900,328
Indefinite-lived intangible assets:
Trade name		1,480,000	—	828,500	651,500
Total other intangible assets		$3,851,392	$1,471,064	$828,500	$1,551,828

Amortization of intangible assets was $44.2 million and $47.0 million for the three months ended June 30, 2024 and 2023, respectively, and $88.5 million and $94.0 million for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, estimated future amortization expense of the Company’s finite-lived intangible assets are as follows:

(in thousands)
Remainder of 2024	$88,260
2025	171,718
2026	169,230
2027	167,539
2028	133,088
Thereafter	81,968
Total amortization expense	$811,803

4. Debt

	June 30,	December 31,
(in thousands)	2024	2023
Term Loan Facility	$1,142,432	$1,149,057
Senior Secured Notes	665,500	743,000
Other notes	112	426
Total long-term debt	1,808,044	1,892,483
Less: current portion	13,275	13,274
Less: debt issuance costs	25,573	31,091
Long-term debt, net of current portion	$1,769,196	$1,848,118

As of June 30, 2024, the Company had $1.1 billion of debt outstanding under the Term Loan Facility (as defined below) and $665.5 million of debt outstanding under the Notes (both as defined in the Annual Report on Form 10-K filed March 1, 2024 for the year ended December 31, 2023 (the “2023 Annual Report”)) with maturity dates of October 28, 2027 and November 15, 2028, respectively. In April 2024 (the “Third Lien Amendment Effective Date”), the Company amended the Term Loan Facility to (i) reduce the applicable interest rate margin (a) from 4.50% to 4.25% for SOFR loans or (b) from 3.50% to 3.25% for base rate loans; and (ii) reset the period for six months following the Third Lien Amendment Effective Date in which a 1.00% prepayment premium shall apply to any prepayment of the term loans in connection with a Repricing Event (as defined in the amended First Lien Credit Agreement). The Term Loan Facility bears interest at a floating rate of Term SOFR plus an applicable margin of 4.25% per annum, subject to an additional spread adjustment on SOFR ranging from 0.11% to 0.26%. Interest on the Notes is payable semi-annually in arrears at a rate of 6.50% per annum.

The Company was in compliance with all of its affirmative and negative covenants under the Term Loan Facility and Notes as of June 30, 2024. In addition, the Company is required to repay the principal under the Term Loan Facility in the greater amount of its excess cash flow, as such term is defined in the agreement governing the Term Loan Facility, or $13.3 million, per annum, in quarterly payments. The Company made the minimum quarterly principal payments of $3.3 million and $6.6 million during the three and six months ended June 30, 2024 and 2023, respectively. No payments under the excess cash flow calculation were required in such periods. In May 2023 (the “Second Lien Amendment Effective Date”), the Company amended the Term Loan Facility to replace the U.S. Dollar LIBOR provisions with SOFR, effective June 30, 2023.

The Company voluntarily repurchased an aggregate of $26.5 million and $77.5 million principal amount of its Senior Secured Notes during the three and six months ended June 30, 2024, respectively. The Company recognized a gain on the repurchase of the Senior Secured Notes of $2.4 million and $5.1 million for the three and six months ended June 30, 2024, respectively, as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company voluntarily repurchased an aggregate of $52.4 million and $54.4 million principal amount of its Term Loan Facility during the three and six months ended June 30, 2023, respectively. The Company recognized a gain on the repurchase of $4.7 million and $5.0 million for the three and six months ended June 30, 2023, respectively, as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of June 30, 2024, the Company had no borrowings under the Revolving Credit Facility (as defined in the 2023 Annual Report). All borrowings under the Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the credit agreement bear interest at a floating rate, which at the option of the Company may be either (i) a base rate or Canadian Prime Rate plus an applicable margin of 0.75%, 1.00%, or 1.25% per annum or (ii) Term SOFR or Alternative Currency Spread plus an applicable margin of 1.75%, 2.00% or 2.25% per annum. The Company is required to pay a commitment fee ranging from 0.250% to 0.375% per annum in respect of the average daily unused commitments under the Revolving Credit Facility.

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

	June 30, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$15,796	$—	$15,796	$—
Total assets measured at fair value	$15,796	$—	$15,796	$—
Liabilities measured at fair value
Warrant liability	$268	$—	$268	$—
Contingent consideration liabilities	1,200	—	—	1,200
Total liabilities measured at fair value	$1,468	$—	$268	$1,200

	December 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$26,344	$—	$26,344	$—
Total assets measured at fair value	$26,344	$—	$26,344	$—
Liabilities measured at fair value
Warrant liability	$667	$—	$667	$—
Contingent consideration liabilities	18,355	—	—	18,355
Total liabilities measured at fair value	$19,022	$—	$667	$18,355

Interest Rate Cap Agreements

The Company had interest rate cap and collar contracts with an aggregate notional value of principal of $950.0 million as of June 30, 2024 and December 31, 2023 from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. The interest rate cap and collar contracts will mature on December 16, 2024 and April 5, 2026, respectively.

The fair value of the Company’s outstanding interest rate caps and collars of $15.8 million and $26.3 million, respectively, were included in “Prepaid expenses and other current assets” and "Other assets" in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the three months ended June 30, 2024 and 2023, the Company recorded a gain of $1.2 million and $11.4 million, respectively, within “Interest expense, net,” related to changes in the fair value of its derivative instruments. During the six months ended June 30, 2024 and 2023, the Company recorded a gain of $5.4 million and $9.5 million, respectively, within “Interest expense,” net, related to changes in the fair value of its derivative instruments.

Subsequent to June 30, 2024 the Company entered into two interest rate collar contracts with a notional value of principal of $200.0 million each. The interest rate collar contracts are effective December 16, 2024 and will mature on April 5, 2027 and 2028.

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

As of June 30, 2024, the maximum potential payment outcomes were $6.5 million. The following table summarizes the changes in the carrying value of estimated contingent consideration liabilities:

	June 30,
(in thousands)	2024	2023
Beginning of the period	$18,355	$14,629
Changes in fair value	1,678	8,969
Payments	(18,833)	(6,082)
End of the period	$1,200	$17,516

Long-term Debt

The following tables set forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at June 30, 2024
Term Loan Facility	$1,142,432	$1,195,261
Senior Secured Notes	665,500	654,865
Other notes	112	113
Total long-term debt	$1,808,044	$1,850,239

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2023
Term Loan Facility	$1,149,057	$1,221,012
Senior Secured Notes	743,000	745,223
Other notes	426	100
Total long-term debt	$1,892,483	$1,966,335

6. Related Party Transactions

Beginning February 2023, an officer of the Company has served as a member of the board of directors of a client of the Company. The Company recognized $1.2 million and $1.1 million of revenues from such client during the three months ended June 30, 2024 and 2023, respectively. The Company recognized $2.5 million and $2.0 million of revenues from such client during the six months ended June 30, 2024 and 2023, respectively. Accounts receivable from this client were $0.7 million and $0.6 million as of June 30, 2024 and December 31, 2023, respectively.

Beginning July 2023, a member of the board of directors of the Company has served as an officer of a client of the Company. The Company recognized $2.3 million and $3.9 million of revenues from such client during the three and six months ended June 30, 2024, respectively. Accounts receivable from this client were $0.4 million and $0.5 million as of June 30, 2024 and December 31, 2023, respectively.

Unconsolidated Affiliates

During the three months ended June 30, 2024 and 2023, the Company recognized revenues of $4.8 million and $4.5 million, respectively, from transactions with unconsolidated affiliates. During the six months ended June 30, 2024 and 2023, the Company recognized revenues of $11.3 million and $8.3 million, respectively, from transactions with unconsolidated affiliates. Accounts receivable from transactions with unconsolidated affiliates were $1.1 million and $3.7 million as of June 30, 2024 and December 31, 2023, respectively.

7. Income Taxes

The Company’s effective tax rates were 13.3% and 14.7% for the three months ended June 30, 2024 and 2023, respectively. The effective tax rate is based upon the estimated income or loss before taxes for the year, by jurisdiction, and adjusted for estimated permanent tax adjustments. The difference in the Company’s effective tax rate versus the statutory tax rate is primarily due to additional tax expense from foreign operations, a benefit from the federal work opportunity tax credit ("WOTC") and the effect of a pretax loss. The difference also includes additional tax expense during the three months ended June 30, 2024 due to a goodwill impairment which was treated as nondeductible and a difference in the stock based compensation windfall of $0.4 million for the three months ended June 30, 2024, as compared to a $0.9 million shortfall for the three months ended June 30, 2023.

The income tax benefit from discontinued operations was $2.4 million for the three months ended June 30, 2024. The income tax expense from discontinued operations was $1.8 million for the three months ended June 30, 2023.

The Company’s effective tax rates were 16.9 % and 16.1 % for the six months ended June 30, 2024 and 2023, respectively. The effective tax rate is based upon the estimated income or loss before taxes for the year, by jurisdiction, and adjusted for estimated permanent tax adjustments. The difference in the Company's effective tax rate versus the statutory tax rate is primarily due to the additional tax expense from foreign operations, a benefit from WOTC and the effect of a pretax loss. The difference also includes additional tax expense during the six months ended June 30, 2024 due to a goodwill impairment which the Company treated as nondeductible, a difference in the windfall of $1.1 million of stock based compensation for the six months ended June 30, 2024, as compared to a $3.2 million shortfall for the six months ended June 30, 2023, and the release of the valuation allowance of $1.1 million that was determined to be not necessary for the six months ended June 30, 2024.

Income tax expense from discontinued operations was $11.9 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively. Income tax expense for the six months ended June 30, 2024 and 2023 was impacted primarily by the sale of the divested entities and changes in the income (loss) before income taxes from discontinued operations.

8. Segments

Effective January 1, 2024, the Company revised its reportable segments to align with the Company’s business strategy, and the manner in which the Chief Executive Officer, the Company's CODM, assesses the performance and makes decisions regarding the allocation of resources for the Company. The Company’s revised reportable segments consist of Branded Services, Experiential Services, and Retailer Services. The reportable segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Through the Company's Branded Services segment, the Company offers capabilities in brokerage, branded merchandising and omni-commerce marketing services to consumer goods manufacturers. Through the Company's Experiential Services segment, the Company expands the reach of consumer brands and retailer products to convert shoppers into buyers through sampling and product demonstration programs executed in-store and online. Through the Company's Retailer Services segment, the Company provides retailers with end-to-end advisory, retailer merchandising, and agency expertise to drive sales. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein. The Company and its CODM evaluate performance based on revenues and operating (loss) income.

Discontinued operations are not included in the applicable reportable segments. Refer to Note 2—Held for Sale, Divestitures and Discontinued Operations.

(in thousands)	Branded Services	Retailer Services	Experiential Services	Total
Three Months Ended June 30, 2024
Revenues	$322,340	$231,509	$319,508	$873,357
Depreciation and amortization	$32,327	$7,975	$11,015	$51,317
Income from unconsolidated investments	$(566)	$—	$—	$(566)
Impairment of goodwill	$99,670	$—	$—	$99,670
Operating (loss) income from continuing operations	$(107,280)	$9,568	$6,453	$(91,259)
Three Months Ended June 30, 2023
Revenues	$447,265	$231,319	$285,174	$963,758
Depreciation and amortization	$35,609	$7,866	$9,002	$52,477
Operating income from continuing operations	$8,920	$1,526	$4,805	$15,251

(in thousands)	Branded Services	Retailer Services	Experiential Services	Total
Six Months Ended June 30, 2024
Revenues	$651,394	$456,516	$626,859	$1,734,769
Depreciation and amortization	$64,314	$15,816	$20,935	$101,065
Loss from unconsolidated investments	$123	$—	$—	$123
Impairment of goodwill	$99,670	$—	$—	$99,670
Operating (loss) income from continuing operations	$(129,398)	$5,378	$2,811	$(121,209)
Six Months Ended June 30, 2023
Revenues	$875,962	$470,168	$542,341	$1,888,471
Depreciation and amortization	$71,181	$15,775	$18,065	$105,021
Operating income from continuing operations	$12,206	$6,589	$479	$19,274

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

In April 2018, the Company acquired the business of Take 5 Media Group (“Take 5”). As a result of an investigation into that business in 2019 that identified certain misconduct, the Company terminated all operations of Take 5 in July 2019 and offered refunds to clients of collected revenues attributable to the period after the Company’s acquisition. The Company refers to the foregoing as the "Take 5 Matter". The Company voluntarily disclosed to the United States Attorney’s Office and the Federal Bureau of Investigation certain misconduct occurring at Take 5. The Company intends to cooperate in this and any other governmental investigations that may arise in connection with the Take 5 Matter. In October 2022, an arbitrator made a final award in favor of the Company. The Company is actively pursuing the collection of this award in state court in Florida. The Company is currently unable to estimate if or when it will be able to collect any amounts associated with this arbitration. The Take 5 Matter may result in additional litigation against the Company, including lawsuits from clients, or governmental investigations, which may expose the Company to potential liability in excess of the amounts being offered by the Company as refunds to Take 5 clients. The Company is currently unable to determine the amount of any potential liability, costs or expenses (above the amounts already being offered as refunds) that may result from any lawsuits or investigations associated with the Take 5 Matter or determine whether any such issues will have any future material adverse effect on the Company’s financial position, liquidity, or results of operations. Although the Company has insurance covering certain liabilities, the Company cannot be certain that the insurance will be sufficient to cover any potential liability or expenses associated with the Take 5 Matter.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Restricted stock-based unit awards	$4,891	$4,851	$9,144	$11,082
Other share-based awards	2,636	3,612	6,938	5,668
Total stock-based compensation before tax	7,527	8,463	16,082	16,750
Tax benefit	(1,335)	(1,991)	(2,609)	(4,558)
Total stock-based compensation expense included in net income	$6,192	$6,472	$13,473	$12,192

Performance Restricted Stock Units

PSUs granted in 2024 are subject to achievement of certain performance conditions based on measurements of the Company’s Adjusted EBITDA margin and cash earnings. The Company’s Adjusted EBITDA margin and cash earnings relative to specified targets will be measured each year over the three-year period of 2024, 2025 and 2026, and an annual achievement percentage will be determined. The annual achievement percentages for each of 2024, 2025 and 2026 will be averaged following the completion of the three-year performance period to determine the final achievement percentage. In addition, the earned PSUs are subject to further adjustment depending on the Company’s performance against a specified peer group for total stockholder return during the three-year performance period. This adjustment can either put a floor or a cap on the calculation of the final PSUs value. Subject to certain termination events, these PSUs are scheduled to cliff-vest on the third-year anniversary of the date of grant and may vest from 0% to 200% of the “target” number of PSUs specified in the table below.

PSUs are subject to the recipient's continued service to the Company. PSUs granted in 2021, 2022 and 2023 are subject to achievement of certain performance conditions based on the Company’s revenues (“PSU Revenues”) and Adjusted EBITDA (“PSU EBITDA”) targets in the respective measurement period and the recipient’s continued service to the Company. The measurement period is based on the twelve months of the respective fiscal year. The PSUs are scheduled to vest over a three-year period from the date of grant and may vest from 0% to 150% of the number of shares set forth in the table below. The number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals.

During the six months ended June 30, 2024, the Human Capital Committee determined that the achievement of the performance objectives applicable to the 2023 PSU EBITDA and 2023 PSU Revenues objectives were 150% of Target Goals. The value of these PSU awards above the Target Goals remain subject to additional performance requirements (i.e., the above target performance must be maintained in 2024 and 2025, respectively) and service-based vesting conditions. The performance period for those PSU awards up to the Target Goals ended on December 31, 2023, but remain subject to service-based vesting conditions.

The fair value of PSU grants was equal to the closing price of the Company's stock on the date of the applicable grant. The maximum potential expense if the Maximum Goals were met for these awards has been provided in the table below. Recognition of expense associated with performance-based stock is not permitted until achievement of the performance targets are probable of occurring.

Measurement Period	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Fair Value per Share	Maximum Remaining Unrecognized Compensation Expense	Weighted-average remaining requisite service periods

(in thousands, except share and per share data)
2024	532,443	1,064,885	2,129,770	$4.33	$4,309,790	2.8 years
2023	1,865,791	3,731,582	5,597,394	$2.09	$7,267,756	1.9 years
2022	108,460	216,919	216,919	$5.12	$262,243	0.9 years

The following table summarizes the PSU activity for the six months ended June 30, 2024:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	7,339,129	$2.60
Granted	1,064,885	$4.33
Distributed	(2,344,352)	$3.33
Forfeited	(1,497,456)	$2.22
PSU performance adjustment	2,326,312	$2.08
Outstanding at June 30, 2024	6,888,518	$2.54

Restricted Stock Units

RSUs are subject to the recipient’s continued service to the Company. RSUs are generally scheduled to vest over three years and are subject to the provisions of the agreement under the Plan.

During the six months ended June 30, 2024, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	18,238,623	$2.92
Granted	5,839,499	$4.27
Distributed	(5,976,160)	$3.34
Forfeited	(2,415,489)	$2.79
Outstanding at June 30, 2024	15,686,473	$3.28

As of June 30, 2024, the total remaining unrecognized compensation cost related to RSUs amounted to $30.7 million, which is expected to be amortized over the weighted-average remaining requisite service periods of 2.3 years.

Stock Options

During the six months ended June 30, 2024, the following activities involving stock options occurred under the Plan:

	Stock Options	Weighted Average Exercise Price
Outstanding at January 1, 2024	17,375,000	$6.00
Granted	3,058,018	$4.33
Forfeited	—	$—
Cancelled/Expired	—	$—
Outstanding at June 30, 2024	20,433,018	$5.75

As of June 30, 2024, the Company had approximately $9.4 million of total unrecognized compensation expense related to stock options, net of forfeitures, which the Company expects to recognize over a weighted-average period of approximately 2.7 years. The weighted average remaining contractual term of all options outstanding as of June 30, 2024 was 8.0 years. The intrinsic value of all outstanding options as of June 30, 2024 was $4.8 million based on the market price of the Company's common stock of $3.22 per share. There were no options exercised during the six months ended June 30, 2024 and 2023.

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

The following is a reconciliation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and earnings per share data)	2024	2023	2024	2023
Basic earnings per share computation:
Numerator:
Net loss from continuing operations	$(113,016)	$(13,024)	$(163,149)	$(48,918)
Less: net income from continuing operations attributable to noncontrolling interest	—	909	—	909
Net loss from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(113,016)	$(13,933)	$(163,149)	$(49,827)
Net income (loss) from discontinued operations, net of tax	$12,181	$5,178	$59,199	$(6,606)
Less: net income (loss) from discontinued operations attributable to noncontrolling interest	—	7	2,192	(84)
Net income (loss) from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$12,181	$5,171	$57,007	$(6,522)
Denominator:
Weighted average common shares - basic	322,791,242	324,178,691	322,124,698	322,665,312
Basic loss per common share from continuing operations	$(0.35)	$(0.04)	$(0.51)	$(0.15)
Basic earnings (loss) per common share from discontinued operations	$0.04	$0.02	$0.18	$(0.02)
Basic earnings (loss) per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(0.35)	$(0.04)	$(0.51)	$(0.15)
Basic earnings (loss) per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$0.04	$0.02	$0.18	$(0.02)
Diluted earnings per share computation:
Numerator:
Net loss from continuing operations	$(113,016)	$(13,024)	$(163,149)	$(48,918)
Less: net income from continuing operations attributable to noncontrolling interest	—	909	—	909
Net loss from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(113,016)	$(13,933)	$(163,149)	$(49,827)

Net income (loss) from discontinued operations, net of tax	$12,181	$5,178	$59,199	$(6,606)
Less: net income (loss) from discontinued operations attributable to noncontrolling interest	—	7	2,192	(84)
Net income (loss) from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$12,181	$5,171	$57,007	$(6,522)
Denominator:
Weighted average common shares - diluted	322,791,242	324,178,691	322,124,698	322,665,312
Diluted loss per common share from continuing operations	$(0.35)	$(0.04)	$(0.51)	$(0.15)
Diluted earnings (loss) per common share from discontinued operations	$0.04	$0.02	$0.18	$(0.02)
Diluted loss per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(0.35)	$(0.04)	$(0.51)	$(0.15)
Diluted earnings (loss) per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$0.04	$0.02	$0.18	$(0.02)

The Company had 18,578,321 warrants to purchase Class A common stock at $11.50 per share outstanding at June 30, 2024 and 2023, which have been excluded from the calculation of diluted earnings per common share, as the weighted average market price of the common stock during the three and six months ended June 30, 2024 and 2023 did not exceed the exercise price of the warrants.

In accordance with the treasury stock method the weighted average shares outstanding assuming dilution include the incremental effect of stock-based awards, except when such effect would be antidilutive. Stock-based awards of 15.6 million and 17.9 million weighted-average shares were outstanding for the three and six months ended June 30, 2024, respectively, but were not included in the computation of diluted (loss) earnings per common share because the net loss position of the Company made them antidilutive. Stock-based awards of 1.2 million and 1.7 million weighted-average shares were outstanding for the three and six months ended June 30, 2023, respectively, but were not included in the computation of diluted loss per common share because the net loss position of the Company made them antidilutive. In addition, PSUs related to 6.0 million shares assuming achievement of the target level performance were outstanding for the six months ended June 30, 2024, but were not included in the computation of diluted loss per common share, as the performance targets were not yet met during the six months ended June 30, 2024. PSUs related to an immaterial number of shares assuming achievement of the target level performance were outstanding for the six months ended June 30, 2023, but were not included in the computation of diluted (loss) earnings per common share, as the performance targets were not yet met during the six months ended June 30, 2023.

12. Subsequent Events

On July 31, 2024, the Company entered into an arrangement to voluntarily repurchase $10.0 million of its Term Loan Facility for $9.7 million.

From July 1, 2024 through August 8, 2024, the Company executed open market purchases of $12.2 million our Class A common stock under the 2021 Share Repurchase Program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") including statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain such terms. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in “Risk Factors” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2024. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Effective January 1, 2024, we revised our reportable segments to align our business strategy, and the manner in which the Chief Executive Officer, our chief operating decision maker, manages and assesses the performance and makes decisions regarding the allocation of resources for us. Our revised reportable segments consist of Branded Services, Experiential Services, and Retailer Services.

We have reorganized our portfolio of businesses into a new, simplified structure that more closely aligns our business capabilities with economic buyers. As a result of this reorganization, we have formally disposed of certain business units. In addition to the business units already disposed of, there are certain other business units which are part of the overall reorganization plan that have not yet been disposed of or abandoned. We have determined that the other business units not yet disposed of met the held for sale and discontinued operations accounting criteria as of June 30, 2024 as their dispositions represent a strategic shift that has had a major effect on our operations and financial results. Refer to Note 2—Held for Sale, Divestitures and Discontinued Operations. We continue to evaluate opportunities to further simplify our operations so we can focus more resources on our core businesses.

Through our Branded Services segment, which generated approximately 37.5% and 46.4% of our revenues in the six months ended June 30, 2024 and 2023, respectively, we provide services to branded consumer goods manufacturers through three main categories: brokerage, branded merchandising and omni-commerce marketing services. Brokerage services is primarily an outsourced sales and services agency for branded consumer goods manufacturers at retailer headquarters, in-store and online. Additionally, we lead with insights to execute branded merchandising strategies for branded consumer goods manufacturers related to merchandising in-store and online to drive product sales. Our omni-commerce marketing services primarily relate to digital and field marketing services, including shopper marketing, targeted advertising, interactive design and development, inventory management, application development and content management solutions.

Through our Experiential Services segment, which generated approximately 36.1% and 28.7% of our revenues in the six months ended June 30, 2024 and 2023, respectively, we help brands and retailers reach consumers and convert shoppers into buyers through in-store and online sampling and demonstrations. We manage highly customized, large-scale sampling programs for leading brands and retailers. We also manage, organize and execute special events for brands and retailers, including large-scale meetings, mobile tours, summits and festivals.

Through our Retailer Services segment, which generated approximately 26.3% and 24.9% of our revenues in the six months ended June 30, 2024 and 2023, respectively, we provide end-to-end advisory, retailer merchandising and agency services to retailers. Advisory services primarily consist of consulting services related to private brand development, including coordination related to the sourcing, manufacturing, branding and distribution of private label products to the end retailer. Retailer merchandising services primarily relate to the execution of merchandising strategies, including traditional services such as interior store construction, store resets, category updates and new item implementation. Agency services primarily consist of providing marketing strategies within retail locations, including retail media networks, and analyzing shopper behavior to offer planning, execution and measurement of insight-based, retailer-specific promotions that target retailers' specific shopper base to drive product sales.

Summary

Our financial performance for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 includes:

•
Revenues decreased by $90.4 million, or 9.4%, to $873.4 million;
•
Operating loss from continuing operations increased by $106.5 million to $91.3 million;
•
Net loss from continuing operations increased by $100.0 million to $113.0 million;
•
Adjusted Net Income decreased by $6.2 million, or 21.9%, to $22.0 million; and
•
Adjusted EBITDA from Continuing Operations remained flat at $89.9 million.

Our financial performance for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 includes:

•
Revenues decreased by $153.7 million, or 8.1%, to $1,734.8 million;
•
Operating loss from continuing operations increased by $140.5 million to $121.2 million;
•
Net loss from continuing operations increased by $114.2 million to $163.1 million;
•
Adjusted Net Income increased by $8.0 million, or 20.3%, to $31.2 million; and
•
Adjusted EBITDA from Continuing Operations decreased by $11.6 million, or 6.7%, to $160.5 million.

Factors Affecting Our Business and Financial Reporting

There are a number of factors, in addition to the deconsolidation of our European joint venture in December 2023 and inflation, that affect the performance of our business and the comparability of our results from period to period including:

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
•
Acquisitions and Divestitures. We have grown our business in part by acquiring businesses, both domestic and international. Many of our acquisition agreements include contingent consideration arrangements, which are described below. We have completed acquisitions at what we believe are attractive purchase prices and have regularly structured our agreements to result in the generation of long-lived tax assets, which have in turn reduced our effective purchase prices when incorporating the value of those tax assets. We continue to look for strategic acquisitions that can be completed at attractive purchase prices. We also continue to evaluate our service offerings to ensure more focus on our mission of converting shoppers into buyers for consumer goods companies and retailers. To that end, we have disposed of certain businesses and classified others as held for sale. As part of the sales agreements for certain divestitures, we have agreed to provide certain transitional services as defined within the respective transition services agreements for a period of time after sale. We continue to evaluate opportunities to further simplify our operations so we can focus more resources on our core businesses.
•
Contingent Consideration. Many of our acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of financial performance thresholds by the operations attributable to the acquired businesses. The contingent consideration arrangements are based upon our valuations of the acquired businesses and are intended to share the investment risk with the sellers of such businesses if projected financial results are not achieved. The fair values of these contingent consideration arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent consideration payments as part of the initial purchase price. We review and assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from our initial estimates. Adjustments to the estimated fair value related to changes in unobservable inputs are reported in “Selling, general, and administrative expenses” in our Condensed Consolidated Statements of Operations and Comprehensive Loss.
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
•
Foreign Exchange Fluctuations. Our financial results are affected by fluctuations in the exchange rate between the U.S. dollar and other currencies, primarily the Canadian dollar due to our operations in such foreign jurisdictions. See also “ —Quantitative and Qualitative Disclosure of Market Risk—Foreign Currency Risk.”
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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for corporate personnel. Other overhead costs include information technology, professional services fees, including accounting and legal services, and other general corporate expenses. We also incur expenses operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), as well as higher expenses for general and director and officer insurance, investor relations, and related professional services. Additionally, included in selling, general, and administrative expenses are costs associated with the changes in fair value of the contingent consideration of acquisitions and other costs related to our internal reorganization activities, acquisition and divestiture transactions. These transaction-related costs are comprised of fees related to change of equity ownership, professional fees, due diligence and integration or divestitures activities.

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired in an acquisition. We test for impairment of goodwill at the reporting unit level. We generally combine components that have similar economic characteristics, nature of services, types of clients, distribution methods and regulatory environment. Changes to our operating segments effective January 1, 2024, as described in Note 8—Segments, resulted in a change to our reporting units (Branded Services, Branded Agencies, Experiential Services, Merchandising and Retailer Agencies). As a result, the Company performed the required impairment assessments directly before and immediately after the change in reporting units as of January 1, 2024. The assets and liabilities were reassigned to the applicable reporting units and allocated goodwill using the relative fair value approach. The estimated fair values of the underlying reporting units were determined based on a combination of the income and market approaches. The income approach utilizes estimates of discounted cash flows for the underlying business, which requires assumptions for growth rates, EBITDA margins, terminal growth rate, discount rate, and incremental net working capital, all of which require significant management judgment. The market approach applies market multiples derived from historical earnings data of selected guideline publicly traded companies that are first screened by industry group and then further narrowed on the reporting units' business descriptions, markets served, competitors, EBITDA margins and revenue size. The Company compared a weighted average of the output from the income and market approaches to compute the fair value of the reporting units. The assumptions in the income and market approach are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. We based our fair value estimates on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to our planned strategy, it may cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future.

In conjunction with the tests performed as of January 1, 2024, each of the fair values for the reporting units tested was in excess of its carrying amount. The fair values of the Branded Agencies and Experiential Services reporting units exceeded their respective carrying values by less than 20%.

During the three months ended June 30, 2024, the Company determined a triggering event occurred and an impairment assessment was warranted for the Branded Agencies reporting unit goodwill due to the pending sale of one of the businesses that comprised a substantial portion of the Branded Agencies reporting unit. As a result, the Company recognized a non-cash goodwill impairment charge of $99.7 million related to the Company's Branded Agencies reporting unit goodwill during the three months ended June 30, 2024, which has been reflected in “Impairment of goodwill” in the Condensed Consolidated Statements of Comprehensive (Loss) Income.

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

Depreciation Expense

Depreciation expense relates to the property and equipment that we own, which represented less than 1% of our total assets at June 30, 2024 and 2023, respectively.

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

During the six months ended June 30, 2024, we sold five businesses. Additionally, we classified certain assets and liabilities which are expected to be recovered through a sale transaction rather than through continuing use as held for sale as of June 30, 2024. We expect to use the divestiture proceeds to invest in our business, reduce debt, create financial flexibility for opportunistic share repurchases or potential future acquisitions.

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net (loss) income before (i) net income attributable to noncontrolling interest, (ii) impairment of goodwill and indefinite-lived assets, (iii) gain on deconsolidation of subsidiaries, (iv) equity-based compensation of Karman Topco L.P., (v) changes in fair value of warrant liability, (vi) fair value adjustments of contingent consideration related to acquisitions, (vii) acquisition and divestiture related expenses, (viii) reorganization expenses, (ix) litigation expenses, (x) (gain) loss on divestitures, (xi) amortization of intangible assets, (xii) costs associated with COVID-19, net of benefits received, (xiii) gain on repurchases of Term Loan Facility and Senior Secured Notes debt, (xiv) costs associated with (recovery from) the Take 5 Matter, (xv) other adjustments that management believes are helpful in evaluating our operating performance, and (xvi) related tax adjustments.

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

Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA by Segment

Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA by Segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA from Continuing Operations and Adjusted EBITDA from Discontinued Operations means net (loss) income before (i) interest expense (net), (ii) provision for (benefit from) income taxes, (iii) depreciation, (iv) amortization of intangible assets, (v) impairment of goodwill, (vi) changes in fair value of warrant liability, (vii) stock-based compensation expense, (viii) equity-based compensation of Karman Topco L.P., (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition and divestiture related expenses, (xi) (gain) loss on divestitures, (xii) reorganization expenses, (xiii) litigation expenses (recovery), (xiv) costs associated with COVID-19, net of benefits received, (xv) costs associated with (recovery from) the Take 5 Matter, (xvi) EBITDA for economic interests in investments and (xvii) other adjustments that management believes are helpful in evaluating our operating performance.

Adjusted EBITDA by Segment means, with respect to each segment, operating income (loss) from continuing operations before (i) depreciation, (ii) amortization of intangible assets, (iii) impairment of goodwill, (iv) stock-based compensation expense, (v) equity-based compensation of Karman Topco L.P., (vi) fair value adjustments of contingent consideration related to acquisitions, (vii) acquisition and divestiture related expenses, (viii) reorganization expenses, (ix) litigation expenses (recovery), (x) costs associated with COVID-19, net of benefits received, (xi) costs associated with (recovery from) the Take 5 Matter, (xii) EBITDA for economic interests in investments and (xiii) other adjustments that management believes are helpful in evaluating our operating performance, in each case, attributable to such segment.

We present Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA by Segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain non-cash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to Adjusted EBITDA from Continuing Operations and Adjusted EBITDA from Discontinued Operations. None of Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations nor Adjusted EBITDA by Segment should be considered as an alternative for Net (loss) income or operating income (loss), our most directly comparable measures presented on a GAAP basis. Non-GAAP financial measures are subject to inherent limitations as they reflect the exercise of judgments by management about which expense and income are excluded or included in determining these non-GAAP financial measures. Additionally, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance, and therefore our non-GAAP measures may not be directly comparable to similarly titled measures of other companies.

Reorganization Charges

Reorganization charges include severance plans designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes. We recorded severance expenses of $4.5 million and $14.1 million included in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024, respectively.

In July 2024, we announced a reorganization plan as part of our continued transformation strategy to improve our cost structure and intend to implement various other efforts to improve operating efficiency. The reorganization plan was designed to simplify the organization that supports the new segments after the divestitures and related transitions. The overall project is expected to be substantially completed by the end of 2024.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023

The following table sets forth items derived from the Company’s consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 in dollars and as a percentage of total revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(amounts in thousands)
Revenues	$873,357	100.0%	$963,758	100.0%	$1,734,769	100.0%	$1,888,471	100.0%
Cost of revenues	751,337	86.0%	847,549	87.9%	1,503,181	86.7%	1,660,295	87.9%
Selling, general, and administrative expenses	62,858	7.2%	48,481	5.0%	151,939	8.8%	103,881	5.5%
Impairment of goodwill	99,670	11.4%	—	0.0%	99,670	5.7%	—	0.0%
Depreciation and amortization	51,317	5.9%	52,477	5.4%	101,065	5.8%	105,021	5.6%
Income (loss) from unconsolidated investments	(566)	(0.1)%	—	0.0%	123	0.0%	—	0.0%
Total operating expenses	964,616	110.4%	948,507	98.4%	1,855,978	107.0%	1,869,197	99.0%
Operating (loss) income from continuing operations	(91,259)	(10.4)%	15,251	1.6%	(121,209)	(7.0)%	19,274	1.0%
Other expenses (income):
Change in fair value of warrant liability	(686)	(0.1)%	73	0.0%	(399)	0.0%	—	0.0%
Interest expense, net	39,754	4.6%	30,446	3.2%	75,515	4.4%	77,608	4.1%
Total other expenses	39,068	4.5%	30,519	3.2%	75,116	4.3%	77,608	4.1%
Loss from continuing operations before income taxes	(130,327)	(14.9)%	(15,268)	(1.6)%	(196,325)	(11.3)%	(58,334)	(3.1)%
Benefit from income taxes for continuing operations	(17,311)	(2.0)%	(2,244)	(0.2)%	(33,176)	(1.9)%	(9,416)	(0.5)%
Net loss from continuing operations	(113,016)	(12.9)%	(13,024)	(1.4)%	(163,149)	(9.4)%	(48,918)	(2.6)%
Less: net income (loss) from discontinued operations, net of tax	12,181	1.4%	5,178	0.5%	59,199	3.4%	(6,606)	(0.3)%
Net loss	(100,835)	(11.5)%	(7,846)	(0.8)%	(103,950)	(6.0)%	(55,524)	(2.9)%
Less: net income from continuing operations attributable to noncontrolling interest	—	0.0%	909	0.1%	—	0.0%	909	0.0%
Less: net income (loss) from discontinued operations attributable to noncontrolling interest	—	0.0%	7	0.0%	2,192	0.1%	(84)	0.0%
Net loss attributable to stockholders of Advantage Solutions Inc.	$(100,835)	(11.5)%	$(8,762)	(0.9)%	$(106,142)	(6.1)%	$(56,349)	(3.0)%

Other Financial Data
Adjusted Net Income(1)	$21,992	2.5%	$28,144	2.9%	$31,222	1.8%	$39,176	2.1%
Adjusted EBITDA from Continuing Operations(1)	$89,898	10.3%	$89,854	9.3%	$160,539	9.3%	$172,106	9.1%
(1)
Adjusted Net Income and Adjusted EBITDA from Continuing Operations are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA from Continuing Operations and reconciliations of Net income to Adjusted Net Income and Adjusted EBITDA from Continuing Operations, see “—Non-GAAP Financial Measures.”

Comparison of the Three Months Ended June 30, 2024 and 2023

Revenues

	Three Months Ended June 30,		Change
(amounts in thousands)	2024	2023	$	%
Branded Services	$322,340	$447,265	$(124,925)	(27.9)%
Experiential Services	319,508	285,174	34,334	12.0%
Retailer Services	231,509	231,319	190	0.1%
Total revenues	$873,357	$963,758	$(90,401)	(9.4)%

Total revenues decreased by $90.4 million, or 9.4%, during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Excluding $100.6 million revenues from the deconsolidation of our European joint venture, revenues increased 1.1%.

The Branded Services segment revenues decreased $124.9 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Excluding $100.6 million revenues from the deconsolidation of our European joint venture, the segment experienced a decrease of $24.3 million in revenues primarily due to an intentional client resignation and softness in our omni-commerce marketing services.

The Experiential Services segment revenues increased $34.3 million during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase in revenues was primarily due to an increase in our events per day volume.

The Retailer Services segment revenues remained relatively unchanged during the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Cost of Revenues

Cost of revenues as a percentage of revenues for the three months ended June 30, 2024 was 86.0%, as compared to 87.9% for the three months ended June 30, 2023. The decrease as a percentage of revenues was largely attributable to the change in the revenue mix of our services.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses as a percentage of revenues for the three months ended June 30, 2024 was 7.2%, compared to 5.0% for the three months ended June 30, 2023. The increase as a percentage of revenues was primarily due to the $14.5 million increase in costs associated with our internal reorganization activities, largely related to professional fees and severance and continued investment in our support services, including our technology solutions.

Impairment of Goodwill

We recognized a $99.7 million non-cash goodwill impairment charge during the three months ended June 30, 2024. The impairment charges were due to the pending sale of one of the businesses that comprised a substantial portion of the Branded Agencies reporting unit.

Depreciation and Amortization Expense

Depreciation and amortization expense was $51.3 million for the three months ended June 30, 2024 compared to $52.5 million for the three months ended June 30, 2023. The decrease is primarily attributable to a decrease in the depreciation and amortization expenses from the deconsolidation of our European joint venture.

Operating Income (Loss) from Continuing Operations

	Three Months Ended June 30,		Change
(amounts in thousands)	2024	2023	$	%
Branded Services	$(107,280)	$8,920	$(116,200)	(1302.7)%
Experiential Services	6,453	4,805	1,648	34.3%
Retailer Services	9,568	1,526	8,042	527.0%
Total operating (loss) income from continuing operations	$(91,259)	$15,251	$(106,510)	(698.4)%

In the Branded Services segment, the decrease in operating income during the three months ended June 30, 2024 was primarily due to the goodwill impairment and the decrease in revenue noted above and an increase in costs associated with our internal reorganization activities combined with continued investment in our support services, including our technology solutions.

In the Experiential Services segment, the increase in operating income during the three months ended June 30, 2024 was due to increase in revenues as described above, partially offset by an increase in costs associated with our internal reorganization activities combined with continued investment in our support services, including our technology solutions.

In the Retailer Services segment, the increase in operating income during the three months ended June 30, 2024 was due to improved margins in our services partially offset by an increase in costs associated with our internal reorganization activities combined with continued investment in our support services, including our technology solutions.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability was $0.7 million of non-cash gain for the three months ended June 30, 2024 compared to $0.1 million of non-cash expense resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the three months ended June 30, 2023.

Interest Expense, net

Interest expense, net increased by $9.3 million, or 30.6%, to $39.8 million for the three months ended June 30, 2024, from $30.5 million for the three months ended June 30, 2023. The increase in interest expense was primarily due to changes in the fair value of our derivative instruments during the three months ended June 30, 2024, partially offset by lower debt balance as a result of repurchases of Term Loan Facility and Senior Secured Notes as further described in “Liquidity and Capital Resources—Description of Credit Facilities—Senior Secured Notes.”

(Benefit from) Provision for Income Taxes

Benefit from income taxes was $17.3 million for the three months ended June 30, 2024 as compared to $2.2 million of benefit from income taxes for the three months ended June 30, 2023. The fluctuation was primarily attributable to a larger pre-tax loss during the three months ended June 30, 2024 compared to a smaller pre-tax loss during the three months ended June 30, 2023. Also contributing to the variance was the application of a windfall of $0.4 million of stock based compensation for the three months ended June 30, 2024, as compared to a $0.9 million shortfall for the three months ended June 30, 2023.

Benefit from income taxes from discontinued operations was $2.4 million for the three months ended June 30, 2024, while the income tax provision from discontinued operations was $1.8 million for the three months ended June 30, 2023. The benefit from income tax for the three months ended June 30, 2024 was impacted primarily by the result of pre-tax income and the sale of divested entities.

Net Loss from Continuing Operations

Net loss from continuing operations was $113.0 million for the three months ended June 30, 2024, compared to net loss from continuing operations of $13.0 million for the three months ended June 30, 2023. The increase in net loss from continuing operations was primarily driven by $99.7 million goodwill impairment.

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations was $12.2 million for the three months ended June 30, 2024, compared to net income from discontinued operations of $5.2 million for the three months ended June 30, 2023.

Adjusted Net Income

The increase in Adjusted Net Income for the three months ended June 30, 2024 was primarily attributable to increases in selling, general, and administrative expenses and interest expense partially offset by the increase in the benefit from income taxes. For a reconciliation of Adjusted Net Income to Net income, see “ —Non-GAAP Financial Measures.”

Adjusted EBITDA from Continuing Operations and Adjusted EBITDA by Segment

	Three Months Ended June 30,		Change
(amounts in thousands)	2024	2023	$	%
Branded Services	$42,856	$51,787	$(8,931)	(17.2)%
Experiential Services	22,611	16,202	6,409	39.6%
Retailer Services	24,431	21,865	2,566	11.7%
Total Adjusted EBITDA from Continuing Operations	$89,898	$89,854	$44	0.0%

Adjusted EBITDA from Continuing Operations remained relatively unchanged for the three months ended June 30, 2024 from the three months ended June 30, 2023. In the Branded Services segment, the decrease was primarily attributable to the decline in revenues as described above. In the Retailer Services segment, the increase was primarily attributable to increase in margins driven by price. In the Experiential Services segment, the increase was driven largely by the growth in revenues from the in-store sampling and demonstration services as described above offset by continued investment in our support services including our technology solutions. For a reconciliation of Adjusted EBITDA from Continuing Operations to Net income, see “—Non-GAAP Financial Measures.”

Comparison of the Six Months Ended June 30, 2024 and 2023

Revenues

	Six Months Ended June 30,		Change
(amounts in thousands)	2024	2023	$	%
Branded Services	$651,394	$875,962	$(224,568)	(25.6)%
Experiential Services	626,859	542,341	84,518	15.6%
Retailer Services	456,516	470,168	(13,652)	(2.9)%
Total revenues	$1,734,769	$1,888,471	$(153,702)	(8.1)%

Total revenues decreased by $153.7 million, or 8.1%, during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Excluding revenues from the deconsolidation of our European joint venture, revenues increased 2.1%.

The Branded Services segment revenues decreased by $224.6 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Excluding $194.0 million revenues from the deconsolidation of our European joint venture, the segment experienced a decrease of $30.6 million in revenues primarily due to an intentional client resignation.

The Experiential Services segment revenues increased by $84.5 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The increase in revenues was primarily due to an increase in our events per day volume.

The Retailer Services segment revenues decreased by $13.7 million during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease in revenues was primarily due to a decrease in merchandising projects that were completed in the first quarter of the prior year, partially offset by an increase in our agency services and price realization.

Cost of Revenues

Cost of revenues as a percentage of revenues for the six months ended June 30, 2024 was 86.7%, as compared to 87.9% for the six months ended June 30, 2023, which stayed relatively consistent.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses as a percentage of revenues for the six months ended June 30, 2024 was 8.8%, compared to 5.5% for the six months ended June 30, 2023. The increase as a percentage of revenues was primarily due to a $38.4 million increase in costs associated with our internal reorganization activities, largely related to professional fees and severance and the continued investment in our support services including our technology solutions.

Impairment of Goodwill

We recognized a $99.7 million non-cash goodwill impairment charge during the six months ended June 30, 2024. The impairment charges were due to the pending sale of one of the businesses that comprised a substantial portion of the Branded Agencies reporting unit.

Depreciation and Amortization Expense

Depreciation and amortization expense was $101.1 million for the six months ended June 30, 2024 compared to $105.0 million for the six months ended June 30, 2023. The decrease is largely attributable to a decrease in the depreciation and amortization from the deconsolidation of our European joint venture.

Operating Income (Loss) from Continuing Operations

	Six Months Ended June 30,		Change
(amounts in thousands)	2024	2023	$	%
Branded Services	$(129,398)	$12,206	$(141,604)	(1160.1)%
Experiential Services	2,811	479	2,332	486.8%
Retailer Services	5,378	6,589	(1,211)	(18.4)%
Total operating (loss) income from continuing operations	$(121,209)	$19,274	$(140,483)	(728.9)%

In the Branded Services segment, the decrease in operating income during the six months ended June 30, 2024 was primarily due to the goodwill impairment and the decrease in revenue noted above and an increase in costs associated with our internal reorganization activities combined with continued investment in our support services including our technology solutions.

In the Experiential Services segment, the increase in operating income during the six months ended June 30, 2024 was due to the increase in revenues as described above, partially offset by an increase in costs associated with our internal reorganization activities combined with continued investment in our support services including our technology solutions.

In the Retailer Services segment, the decrease in operating income during the six months ended June 30, 2024 was due to an increase in costs associated with our internal reorganization activities combined with continued investment in our support services including our technology solutions, partially offset by improved margins in our services.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability was $0.4 million of non-cash gain for the six months ended June 30, 2024, whereas the six months ended June 30, 2023 did not have a non-cash gain or loss.

Interest Expense, net

Interest expense, net decreased by $2.1 million, or 2.7%, to $75.5 million for the six months ended June 30, 2024, from $77.6 million for the six months ended June 30, 2023. The decrease in interest expense was primarily due to lower debt balances as a result of repurchases of Term Loan Facility and Senior Secured Notes as further described in “Liquidity and Capital Resources—Description of Credit Facilities—Senior Secured Notes”, partially offset by changes in the fair value of our derivative instruments during the six months ended June 30, 2024.

(Benefit from) Provision for Income Taxes

Benefit from income taxes was $33.2 million for the six months ended June 30, 2024 as compared to $9.4 million of benefit from income taxes for the six months ended June 30, 2023. The fluctuation was primarily attributable to a larger pre-tax loss, the application of the windfall of $1.1 million of stock based compensation as compared to a $3.1 million shortfall in the prior year, and the release of the valuation allowance of $1.1 million that was determined not to be necessary for the six months ended June 30, 2024.

Income tax expense from discontinued operations was $11.9 million for the six months ended June 30, 2024, while the income tax expense from discontinued operations was $1.3 million for the six months ended June 30, 2023. The income tax expense for the six months ended June 30, 2024 was impacted primarily by the sale of divested entities. The income tax benefit for the six months ended June 30, 2023 was primarily the result of pre-tax loss.

Net Loss from Continuing Operations

Net loss from continuing operations was $163.1 million for the six months ended June 30, 2024, compared to net loss from continuing operations of $48.9 million for the six months ended June 30, 2023. The increase in net loss from continuing operations was primarily driven by goodwill impairment recorded in 2024.

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations was $59.2 million for the six months ended June 30, 2024, compared to net loss from discontinued operations of $6.6 million for the six months ended June 30, 2023. The increase in net income from discontinued operations was primarily driven by the $70.2 million gain on divestitures for the six months ended June 30, 2024.

Adjusted Net Income

The decrease in Adjusted Net Income for the six months ended June 30, 2024 was primarily attributable to an increase in selling, general and administrative expenses, partially offset by an increase in the benefit from income taxes. For a reconciliation of Adjusted Net Income to Net income, see “ —Non-GAAP Financial Measures.”

Adjusted EBITDA from Continuing Operations and Adjusted EBITDA by Segment

	Six Months Ended June 30,		Change
(amounts in thousands)	2024	2023	$	%
Branded Services	$77,191	$103,588	$(26,397)	(25.5)%
Experiential Services	39,304	23,208	16,096	69.4%
Retailer Services	44,044	45,310	(1,266)	(2.8)%
Total Adjusted EBITDA from Continuing Operations	$160,539	$172,106	$(11,567)	(6.7)%

Adjusted EBITDA from Continuing Operations decreased by $11.6 million, or 6.7%, to $160.5 million for the six months ended June 30, 2024, from $172.1 million for the six months ended June 30, 2023. In the Branded Services segment, the decrease was primarily attributable to the decline in revenues as described above. In the Retailer Services segment, Adjust EBITDA was relatively unchanged. In the Experiential Services segment, the increase was driven largely by the growth in revenues from the in-store sampling and demonstration services as described above. All three of our segments experienced increased costs from continued investment in our support services including our technology solutions. For a reconciliation of Adjusted EBITDA from Continuing Operations to Net income, see “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net (loss) income before (i) net income attributable to noncontrolling interest, (ii) impairment of goodwill and indefinite-lived assets, (iii) gain on deconsolidation of subsidiaries, (iv) equity-based compensation of Karman Topco L.P., (v) changes in fair value of warrant liability, (vi) fair value adjustments of contingent consideration related to acquisitions, (vii) acquisition and divestiture related expenses, (viii) reorganization expenses, (ix) litigation expenses, (x) (gain) loss on divestitures, (xi) amortization of intangible assets, (xii) costs associated with COVID-19, net of benefits received, (xiii) gain on repurchases of Term Loan Facility and Senior Secured Notes debt, (xiv) costs associated with (recovery from) the Take 5 Matter, (xv) other adjustments that management believes are helpful in evaluating our operating performance, and (xvi) related tax adjustments.

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

A reconciliation of Adjusted Net Income to Net loss is provided in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net loss from continuing operations	$(113,016)	$(13,024)	$(163,149)	$(48,918)
Less: Net (loss) income attributable to noncontrolling interests	—	909	—	909
Add:
Impairment of goodwill	99,670	—	99,670	—
Equity-based compensation of Karman Topco L.P(a)	(872)	(1,218)	(480)	(3,487)
Change in fair value of warrant liability	(686)	73	(399)	—
Fair value adjustments related to contingent consideration related to acquisitions(b)	900	4,648	1,678	8,969
Acquisition and divestiture related expenses(c)	(1,774)	395	(1,334)	2,732
Reorganization expenses(d)	20,291	5,794	55,343	16,932
Litigation (recovery) expenses(e)	(993)	4,350	(709)	4,350
Amortization of intangible assets(j)	44,184	47,038	88,459	94,010
Costs associated with COVID-19, net of benefits received(f)	—	2,317	—	3,334
Gain on repurchases of Term Loan Facility and Senior Secured Notes(k)	(384)	(4,694)	(3,053)	(4,969)
Costs associated with the Take 5 Matter, net of (recoveries)(g)	456	(1,576)	696	(1,496)
Tax adjustments related to non-GAAP adjustments(l)	(25,784)	(15,050)	(45,500)	(31,372)
Adjusted Net Income	$21,992	$28,144	$31,222	$39,176

Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA by Segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA from Continuing Operations and Adjusted EBITDA from Discontinued Operations means net (loss) income before (i) interest expense (net), (ii) provision for (benefit from) income taxes, (iii) depreciation, (iv) amortization of intangible assets, (v) impairment of goodwill, (vi) changes in fair value of warrant liability, (vii) stock-based compensation expense, (viii) equity-based compensation of Karman Topco L.P., (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition and divestiture related expenses, (xi) (gain) loss on divestitures, (xii) reorganization expenses, (xiii) litigation expenses (recovery), (xiv) costs associated with COVID-19, net of benefits received, (xv) costs associated with (recovery from) the Take 5 Matter, (xvi) EBITDA for economic interests in investments and (xvii) other adjustments that management believes are helpful in evaluating our operating performance.

Adjusted EBITDA by Segment means, with respect to each segment, operating income (loss) from continuing operations before (i) depreciation, (ii) amortization of intangible assets, (iii) impairment of goodwill, (iv) stock-based compensation expense, (v) equity-based compensation of Karman Topco L.P., (vi) fair value adjustments of contingent consideration related to acquisitions, (vii) acquisition and divestiture related expenses, (viii) reorganization expenses, (ix) litigation expenses (recovery), (x) costs associated with COVID-19, net of benefits received, (xi) costs associated with (recovery from) the Take 5 Matter, (xii) EBITDA for economic interests in investments and (xiii) other adjustments that management believes are helpful in evaluating our operating performance, in each case, attributable to such segment.

Unallocated shared costs associated with discontinued operations from certain shared administrative functions, through the close of the discontinued operations; excluded from income from discontinued operations as they are not a direct cost of the discontinued business but a result of indirect allocations, including but not limited to, information technology, human resources, finance and accounting, supply chain, and commercial operations. Subsequent to the close of the divestitures, amounts attributable to unallocated shared costs would be mitigated through income from transition services agreements, subsequent strategic or restructuring initiatives, elimination of extraneous costs, or re-allocations or absorption of existing continuing operations. See Note 2 – Held for Sale, Divestitures and Discontinued Operations in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further details.

We present Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA by Segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain noncash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to Adjusted EBITDA from Continuing Operations and Adjusted EBITDA from Discontinued Operations. None of Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations nor Adjusted EBITDA by Segment should be considered as an alternative for our Net income, our most directly comparable measure presented on a GAAP basis. Non-GAAP financial measures are subject to inherent limitations as they reflect the exercise of judgments by management about which expense and income are excluded or included in determining these non-GAAP financial measures. Additionally, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance, and therefore our non-GAAP measures may not be directly comparable to similarly titled measures of other companies.

Reconciliations of Adjusted EBITDA from Continuing Operations to Net loss from continuing operations is provided in the following table:

Continuing Operations	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net loss from continuing operations	$(113,016)	$(13,024)	$(163,149)	$(48,918)
Add:
Interest expense, net	39,754	30,446	75,515	77,608
Benefit from income taxes	(17,311)	(2,244)	(33,176)	(9,416)
Depreciation and amortization	51,317	52,477	101,065	105,021
Impairment of goodwill	99,670	—	99,670	—
Change in fair value of warrant liability	(686)	73	(399)	—
Stock-based compensation expense(h)	7,528	10,012	16,082	20,417
Equity-based compensation of Karman Topco L.P.(a)	(872)	(1,218)	(480)	(3,487)
Fair value adjustments related to contingent consideration related to acquisitions(b)	900	4,648	1,678	8,969
Acquisition and divestiture related expenses(c)	(1,774)	395	(1,334)	2,732
Reorganization expenses(d)	20,291	5,794	55,343	16,932
Litigation (recovery) expenses(e)	(993)	4,350	(709)	4,350
Costs associated with COVID-19, net of benefits received(f)	—	2,317	—	3,334
Costs associated with the Take 5 Matter, net of (recoveries)(g)	456	(1,576)	696	(1,496)
EBITDA for economic interests in investments(i)	4,634	(2,596)	9,737	(3,940)
Adjusted EBITDA from Continuing Operations	$89,898	$89,854	$160,539	$172,106

Reconciliations of Adjusted EBITDA from Discontinued Operations to Net income (loss) from discontinued operations is provided in the following table:

Discontinued Operations	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Net income (loss) from discontinued operations	$12,181	$5,178	$59,199	$(6,606)
Add:
Interest expense, net	16	14	48	43
Benefit from income taxes	(2,377)	1,828	11,860	1,304
Depreciation and amortization	1,883	4,261	4,491	8,821
Fair value adjustments related to contingent consideration related to acquisitions(b)	1,972	420	1,883	391
Acquisition and divestiture related expenses(c)	2,224	103	3,103	198
(Gain) loss on divestitures	(13,179)	1,158	(70,195)	17,655
Reorganization expenses(d)	5,211	43	7,285	53
Stock-based compensation expense(h)	102	1,214	(1,232)	2,019
EBITDA for economic interests in investments(i)	(95)	139	(385)	298
Adjusted EBITDA from Discontinued Operations	$7,938	$14,358	$16,057	$24,176

Financial information by segment, including a reconciliation of Adjusted EBITDA by Segment to operating income, the closest GAAP financial measure, is provided in the following table:

Branded Services Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating (loss) income from continuing operations	$(107,280)	$8,920	$(129,398)	$12,206
Add:
Depreciation and amortization	32,327	35,609	64,314	71,181
Impairment of goodwill	99,670	—	99,670	—
Stock-based compensation expense(h)	2,797	4,318	6,723	7,620
Equity-based compensation of Karman Topco L.P(a)	24	(463)	522	(1,484)
Fair value adjustments related to contingent consideration related to acquisitions(b)	900	4,632	1,678	8,953
Acquisition and divestiture related expenses(c)	30	258	104	1,325
Reorganization expenses(d)	9,248	3,015	22,904	9,550
Litigation (recovery) expenses(e)	50	—	241	—
Costs associated with COVID-19, net of benefits received(f)	—	(361)	—	(332)
Costs associated with the Take 5 Matter, net of (recoveries)(g)	456	(1,576)	696	(1,496)
EBITDA for economic interests in investments (i)	4,634	(2,565)	9,737	(3,935)
Branded Services Segment Adjusted EBITDA	$42,856	$51,787	$77,191	$103,588

Experiential Services Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating income from continuing operations	$6,453	$4,805	$2,811	$479
Add:
Depreciation and amortization	11,015	9,002	20,935	18,065
Stock-based compensation expense(h)	2,170	(646)	4,098	(1,082)
Equity-based compensation of Karman Topco L.P(a)	(458)	(358)	(502)	(905)
Fair value adjustments related to contingent consideration related to acquisitions(b)	—	7	—	7
Acquisition and divestiture related expenses(c)	(101)	48	5	422
Reorganization expenses(d)	3,472	1,304	11,724	3,270
Litigation (recovery) expenses(e)	60	—	233	—
Costs associated with COVID-19, net of benefits received(f)	—	2,040	—	2,952
Experiential Services Segment Adjusted EBITDA	$22,611	$16,202	$39,304	$23,208

Retailer Services Segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Operating income from continuing operations	$9,568	$1,526	$5,378	$6,589
Add:
Depreciation and amortization	7,975	7,866	15,816	15,775
Stock-based compensation expense(h)	2,561	6,340	5,261	13,879
Equity-based compensation of Karman Topco L.P(a)	(438)	(397)	(500)	(1,098)
Fair value adjustments related to contingent consideration related to acquisitions(b)	—	9	—	9
Acquisition and divestiture related expenses(c)	(1,703)	89	(1,443)	985
Reorganization expenses(d)	7,571	1,475	20,715	4,112
Litigation (recovery) expenses(e)	(1,103)	4,350	(1,183)	4,350
Costs associated with COVID-19, net of benefits received(f)	—	638	—	714
EBITDA for economic interests in investments(i)	—	(31)	—	(5)
Retailer Services Segment Adjusted EBITDA	$24,431	$21,865	$44,044	$45,310

(a)

Represents expenses related to (i) equity-based compensation expense associated with grants of Common Series D Units of Topco made to one of the Advantage Sponsors and (ii) equity-based compensation expense associated with the Common Series C Units of Topco.

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

(g)

Represents cash receipts from an insurance policy for claims related to the Take 5 Matter and costs associated with investigation and remediation activities related to the Take 5 Matter, primarily professional fees and other related costs.

(h)

Represents non-cash compensation expense related to performance stock units, restricted stock units, and stock options under the 2020 Advantage Solutions Incentive Award Plan and the Advantage Solutions 2020 Employee Stock Purchase Plan.

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
(k)

Represents a gain associated with the repurchases of Term Loan Facility and Senior Secured Notes, net of deferred financing fees related to repricing of Term Loan Facility. For additional information, refer to Note 4—Debt to our unaudited condensed financial statements for the six months ended June 30, 2024 and 2023.

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

Cash Flows

A summary of our cash operating, investing and financing activities from continuing operations are shown in the following table:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities from continuing operations	$44,055	$100,409
Net cash provided by (used in) investing activities from continuing operations	110,867	(1,283)
Net cash used in financing activities from continuing operations	(114,533)	(57,472)
Net effect of foreign currency changes on cash from continuing operations	(2,579)	1,843
Net change in cash, cash equivalents and restricted cash	$37,810	$43,497

Net Cash Provided by Operating Activities

Net cash provided by operating activities from continuing operations during the six months ended June 30, 2024 consisted of net loss of $212.0 million adjusted for certain non-cash items, including impairment of goodwill of $99.7 million, gain on repurchases of Senior Secured Notes, net of cost of extinguishments, of $4.0 million, depreciation and amortization of $101.1 million, stock-based compensation of $16.1 million and effects of changes in working capital. Net cash provided by operating activities from continuing operations during the six months ended June 30, 2023 consisted of net loss of $48.9 million adjusted for certain non-cash items, including depreciation and amortization of $105.0 million, stock-based compensation of $20.4 million and effects of changes in working capital. The decrease in cash provided by operating activities from continuing operations during the six months ended June 30, 2024 relative to the same period in 2023 was primarily due to a larger decrease in accounts receivable during the six months ended June 30, 2023 as compared to the six months ended June 30, 2024.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities from continuing operations during the six months ended June 30, 2024 primarily consisted of the proceeds from divestitures of $146.8 million, partially offset by the purchase of property and equipment of $25.1 million and the purchase of investments in unconsolidated affiliates of $10.9 million. Net cash used in investing activities during the six months ended June 30, 2023 primarily consisted of the purchase of property and equipment of $14.0 million and proceeds from the divestitures of $12.8 million.

Net Cash Used in Financing Activities

Cash flows used in financing activities from continuing operations during the six months ended June 30, 2024 were primarily related to repurchases of Senior Secured Notes of $71.7 million, repayment of principal on our Term Loan Facility of $6.6 million, payments of contingent consideration of $7.6 million, payments for taxes related to net share settlement of $11.1 million and payments related to the share repurchase program of $20.8 million. Cash flows used in financing activities during the six months ended June 30, 2023 were primarily related to payments of contingent consideration and holdback payments of $3.5 million, repayment of principal on our Term Loan Facility of $6.7 million, repurchases of the Term Loan Facility of $49.4 million, payments for taxes related to net share settlement of $1.3 million, partially offset by $1.2 million related to proceeds from the issuance of Class A common stock.

Description of Credit Facilities

Senior Secured Credit Facilities

Advantage Sales & Marketing Inc. (the “Borrower”), our indirect wholly-owned subsidiary of the Company, has (i) a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $500.0 million, subject to borrowing base capacity (as may be amended from time to time, the “Revolving Credit Facility”) and (ii) a secured first lien term loan credit facility in an aggregate principal amount of $1.1 billion (as may be amended from time to time, the “Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”).

Revolving Credit Facility

Our Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $500.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under our Revolving Credit Facility then in effect. Loans under the Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A., is administrative agent and ABL Collateral Agent. The Revolving Credit Facility is scheduled to mature in December 2027. We may use borrowings under the Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments. As of June 30, 2024, we had unused capacity under our Revolving Credit Facility available to us of $500.0 million, subject to borrowing base limitations (without giving effect to approximately $44.1 million of outstanding letters of credit and the borrowing base limitations for additional borrowings).

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

Term Loan Facility

The Term Loan Facility is a term loan facility denominated in U.S. dollars in an aggregate principal amount of $1.1 billion as of June 30, 2024. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the original issued amount of $1.3 billion principal amount. Borrowings will bear interest at a floating rate of Term SOFR plus an applicable margin of 4.25% per annum, subject to additional spread adjustment on SOFR ranging from 0.11% to 0.26%.

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

The Borrower may voluntarily prepay loans or reduce commitments under the Senior Secured Notes, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. The Company voluntarily repurchased an aggregate of $77.5 million principal amount of its Senior Secured Notes during the six months ended June 30, 2024. The Company recognized a gain on the repurchase of $5.1 million for the six months ended June 30,

2024, as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no repurchases of Senior Secured Notes during the six months ended June 30, 2023.

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

Cash and Cash Equivalents Held Outside the United States

As of June 30, 2024, and December 31, 2023, $56.9 million and $43.8 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries. As of June 30, 2024, and December 31, 2023, $23.5 million and $30.4 million, respectively, of our cash and cash equivalents were held by foreign branches.

We assessed our determination as to our indefinite reinvestment intent for certain of our foreign subsidiaries and recorded a deferred tax liability of approximately $0.5 million of withholding tax as of June 30, 2024 for unremitted earnings in Canada with respect to which we do not have an indefinite reinvestment assertion. We will continue to evaluate our cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds from the foreign subsidiaries except for Canada. We have continued to assert indefinite reinvestment on all other earnings as it is necessary for continuing operations and to grow the business. If at a point in the future our assertion changes, we will evaluate tax-efficient means to repatriate the income. In addition, we expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities such as business acquisitions or to settle debt, we could elect to repatriate future earnings from foreign jurisdictions. These alternatives could result in higher income tax expense or increased interest expense. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of June 30, 2024, to be indefinitely reinvested and, accordingly, no provision has been made for taxes in excess of the $0.5 million noted above.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are included in our 2023 Annual Report and did not materially change during the six months ended June 30, 2024 except as included below.

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

Notwithstanding the foregoing, during the three months ended June 30, 2024, we determined a triggering event occurred and an impairment assessment was warranted for the Branded Agencies reporting unit goodwill due to the pending sale of one of the businesses that comprised a substantial portion of the assets, liabilities, and prospective cash flows of the Branded Agencies reporting unit.

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

As a result of the impairment test performed, we recognized a goodwill impairment charge of $99.7 million related to the Company's Branded Agencies reporting unit goodwill during the three months ended June 30, 2024, which has been reflected in “Impairment of goodwill” in the Condensed Consolidated Statements of Comprehensive (Loss) Income. As a result of this charge, an immaterial amount of goodwill remains in this reporting unit.

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

In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the CODM. The standard is effective for us beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. We are currently evaluating the impact of ASU 2023-07 on the consolidated financial statements and related disclosures and we expect to adopt the new standard using a retrospective approach.

In March 2024, the SEC adopted final climate-related disclosure rules under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules require disclosure of governance, risk management and strategy related to material climate-related risks as well as disclosure of material greenhouse gas emissions in registration statements and annual reports. In addition, the rules require presentation of certain material climate-related disclosures in the annual consolidated financial statements. On April 4, 2024, the SEC voluntarily stayed the effective date of the final rules pending completion of judicial review following legal challenges. The disclosure requirements will apply to our fiscal year reporting beginning October 4, 2025, pending resolution of the stay. We are currently evaluating the impact of the rules on the consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our exposure to foreign currency exchange rate fluctuations is primarily the result of foreign subsidiaries and foreign branches primarily domiciled in Canada. We use financial derivative instruments to hedge foreign currency exchange rate risks associated with our Canadian operations.

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated loss before taxes would have decreased by approximately $2.1 million for the six months ended June 30, 2024.

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

As of June 30, 2024, we had an interest rate cap with an aggregate notional value of principal of $650.0 million with a maturity date of December 16, 2024. We also had interest rate collar contracts with an aggregate notional value of principal of $300.0 million with a maturity date of April 5, 2026. The aggregate fair value of our interest rate caps and collars represented an outstanding net asset of $15.8 million as of June 30, 2024.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the Term Loan Facility and Revolving Credit Facility would have resulted in an increase of $0.4 million in interest expense, net of gains from interest rate caps and collars, for the six months ended June 30, 2024.

Subsequent to the end of the second quarter of fiscal year 2024, the Company entered into two interest rate collar contracts with a notional value of principal of $200.0 million each. The interest rate collar contracts are effective December 16, 2024 and will mature on April 5, 2027 and 2028.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Legal Matters Related to Take 5

In April 2018, the Company acquired the business of Take 5 Media Group (“Take 5”). As a result of an investigation into that business in 2019 that identified certain misconduct, the Company terminated all operations of Take 5 in July 2019 and offered refunds to clients of collected revenues attributable to the period after the Company’s acquisition. The Company refers to the foregoing as the Take 5 Matter. The Company voluntarily disclosed to the United States Attorney’s Office and the Federal Bureau of Investigation certain misconduct occurring at Take 5. The Company intends to cooperate in this and any other governmental investigations that may arise in connection with the Take 5 Matter. In October 2022, an arbitrator made a final award in favor of the Company. The Company is actively pursuing the collection of this award in state court in Florida. The Company is currently unable to estimate if or when it will be able to collect any amounts associated with this arbitration. The Take 5 Matter may result in additional litigation against the Company, including lawsuits from clients, or governmental investigations, which may expose the Company to potential liability in excess of the amounts being offered by the Company as refunds to Take 5 clients. The Company is currently unable to determine the amount of any potential liability, costs or expenses (above the amounts already being offered as refunds) that may result from any lawsuits or investigations associated with the Take 5 Matter or determine whether any such issues will have any future material adverse effect on the Company’s financial position, liquidity, or results of operations. Although the Company has insurance covering certain liabilities, the Company cannot be certain that the insurance will be sufficient to cover any potential liability or expenses associated with the Take 5 Matter.

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

The 2021 Share Repurchase Program does not have an expiration date, but provides for suspension or discontinuation at any time. The 2021 Share Repurchase Program permits the repurchase of our Class A common stock on the open market and by other means, including plans complying with Rule 10b5-1 under the Exchange Act. The timing and amount of any share repurchase is subject to prevailing market conditions, relevant securities laws and other considerations, and we are under no obligation to repurchase any specific number of shares.

During the three months ended June 30, 2024, we executed open market purchases of $9.3 million of our Class A common stock under the 2021 Share Repurchase Program. As of June 30, 2024, there remained $60.1 million of share repurchase availability under the 2021 Share Repurchase Program.

The following tables sets forth repurchases of our Class A common stock during the three months ended June 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
April 1, 2024 to April 30, 2024	1,800,000	$4.33	8,400,075	$61,631.2
May 1, 2024 to May 31, 2024	—		8,400,075	$61,631.2
June 1, 2024 to June 30, 2024	475,095	$3.19	8,875,170	$60,114.1

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2024, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ADVANTAGE SOLUTIONS INC.

By:	/s/ David Peacock
David Peacock
Chief Executive Officer (Principal Executive Officer)
Date:	August 9, 2024

By:	/s/ Christopher Growe
Christopher Growe
Chief Financial Officer (Principal Financial Officer)
Date:	August 9, 2024