Form 10-Q
period 2024-09-30
Advantage Solutions Inc.
filed 2024-11-12
CIK 1776661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 320,753,749 shares of Class A common stock outstanding.

Advantage Solutions Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(in thousands, except share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$196,098	$120,839
Restricted cash	16,372	16,363
Accounts receivable, net of allowance for expected credit losses of $16,532 and $29,294, respectively	667,441	659,499
Prepaid expenses and other current assets	95,286	115,921
Current assets of discontinued operations	—	99,412
Total current assets	975,197	1,012,034
Property and equipment, net	90,080	64,708
Goodwill	610,532	710,191
Other intangible assets, net	1,419,000	1,551,828
Investments in unconsolidated affiliates	234,008	210,829
Other assets	62,541	43,543
Other assets of discontinued operations	—	186,190
Total assets	3,391,358	3,779,323
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$13,250	$13,274
Accounts payable	197,898	172,894
Accrued compensation and benefits	117,103	161,447
Other accrued expenses	155,182	144,415
Deferred revenues	29,500	26,598
Current liabilities of discontinued operations	—	22,669
Total current liabilities	512,933	541,297
Long-term debt, net of current portion	1,688,213	1,848,118
Deferred income tax liabilities	187,742	204,136
Other long-term liabilities	69,939	74,555
Other liabilities of discontinued operations	—	7,140
Total liabilities	2,458,827	2,675,246
Commitments and contingencies (Note 10)
Equity attributable to stockholders of Advantage Solutions Inc.
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 320,418,083 and 322,235,261 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	32	32
Additional paid in capital	3,459,252	3,449,261
Accumulated deficit	(2,463,568)	(2,314,650)
Loans to Karman Topco L.P.	(6,868)	(6,387)
Accumulated other comprehensive loss	(3,301)	(3,945)
Treasury stock, at cost; 12,400,075 and 3,600,075 shares as of September 30, 2024 and December 31, 2023, respectively	(53,016)	(18,949)
Total equity attributable to stockholders of Advantage Solutions Inc.	932,531	1,105,362
Nonredeemable noncontrolling interest	—	(1,285)
Total stockholders' equity	932,531	1,104,077
Total liabilities and stockholders' equity	$3,391,358	$3,779,323

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Revenues	$939,270	$1,019,706	$2,674,039	$2,908,177
Cost of revenues (exclusive of depreciation and amortization shown separately below)	794,958	892,347	2,298,139	2,552,642
Selling, general, and administrative expenses	98,438	68,291	250,377	172,172
Impairment of goodwill and indefinite-lived assets	—	—	99,670	—
Depreciation and amortization	51,866	52,415	152,931	157,436
Loss from equity method investments	(2,815)	—	(2,692)	—
Total operating expenses	942,447	1,013,053	2,798,425	2,882,250
Operating (loss) income from continuing operations	(3,177)	6,653	(124,386)	25,927
Other expenses (income):
Change in fair value of warrant liabilities	40	587	(359)	587
Interest expense, net	38,969	42,275	114,484	119,883
Total other expenses, net	39,009	42,862	114,125	120,470
Loss from continuing operations before income taxes	(42,186)	(36,209)	(238,511)	(94,543)
Benefit from income taxes from continuing operations	(4,866)	(6,577)	(38,042)	(15,994)
Net loss from continuing operations	(37,320)	(29,632)	(200,469)	(78,549)
Net (loss) income from discontinued operations, net of tax	(5,456)	7,050	53,743	443
Net loss	(42,776)	(22,582)	(146,726)	(78,106)
Less: net (loss) from continuing operations attributable to noncontrolling interest, net of tax	—	1,437	—	2,346
Less: net (loss) from discontinued operations attributable to noncontrolling interest, net of tax	—	319	2,192	235
Net loss attributable to stockholders of Advantage Solutions Inc.	$(42,776)	$(24,338)	$(148,918)	$(80,687)

Net loss per common share:
Basic loss per common share from continuing operations	$(0.12)	$(0.09)	$(0.62)	$(0.24)
Basic (loss) earnings per common share from discontinued operations	$(0.02)	$0.02	$0.17	$0.00
Basic loss per common share attributable to stockholders of Advantage Solutions Inc.	$(0.13)	$(0.07)	$(0.46)	$(0.25)

Diluted net loss per share:
Diluted loss per common share from continuing operations	$(0.12)	$(0.09)	$(0.62)	$(0.24)
Diluted (loss) earnings per common share from discontinued operations	$(0.02)	$0.02	$0.17	$0.00
Diluted loss per common share attributable to stockholders of Advantage Solutions Inc.	$(0.13)	$(0.07)	$(0.46)	$(0.25)
Weighted-average number of common shares:
Basic	321,080,571	324,706,866	321,774,115	323,353,308
Diluted	321,080,571	324,706,866	321,774,115	323,353,308

Comprehensive Loss:

Net loss attributable to stockholders of Advantage Solutions Inc.	$(42,776)	$(24,338)	$(148,918)	$(80,687)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,132	(5,709)	3,075	(463)
Total comprehensive loss attributable to stockholders of Advantage Solutions Inc.	$(34,644)	$(30,047)	$(145,843)	$(81,150)

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Accumulated
					Additional			Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity
Balance at July 1, 2024	323,020,596	$32	8,875,170	$(39,724)	$3,452,358	$(2,420,792)	$(6,707)	$(11,433)	$973,734
Comprehensive loss
Net loss	—	—	—	—	—	(42,776)	—	—	(42,776)
Foreign currency translation adjustments	—	—	—	—	—	—	—	8,132	8,132
Total comprehensive loss	—	—	—	—	—	—	—	—	(34,644)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(161)	—	(161)
Purchase of treasury stock	(3,524,905)	—	3,524,905	(13,292)	—	—	—	—	(13,292)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(178)	—	—	—	(178)
Shares issued under 2020 Employee Stock Purchase Plan	401,854	—	—	—	1,123	—	—	—	1,123
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(550)	—	—	—	(550)
Shares issued under 2020 Incentive Award Plan	520,538	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,499	—	—	—	6,499
Balance at September 30, 2024	320,418,083	$32	12,400,075	$(53,016)	$3,459,252	$(2,463,568)	$(6,868)	$(3,301)	$932,531

								Accumulated	Advantage
					Additional			Other	Solutions Inc.		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interest	Equity
Balance at July 1, 2023	324,481,143	$32	1,610,014	$(12,567)	$3,427,490	$(2,303,458)	$(6,375)	$(13,603)	$1,091,519	$106,087	$1,197,606
Comprehensive loss
Net (loss) income	—	—	—	—	—	(24,338)	—	—	(24,338)	1,622	(22,716)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(5,709)	(5,709)	(3,727)	(9,436)
Total comprehensive loss	—	—	—	—	—	—	—	—	(30,047)	(2,105)	(32,152)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	209	—	—	—	209	—	209
Shares issued under 2020 Employee Stock Purchase Plan	566,464	—	—	—	1,055	—	—	—	1,055	—	1,055
Shares issued under 2020 Incentive Award Plan	727,030	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,588	—	—	—	9,588	—	9,588
Balance at September 30, 2023	325,774,637	$32	1,610,014	$(12,567)	$3,438,342	$(2,327,796)	$(6,381)	$(19,312)	$1,072,318	$103,982	$1,176,300

See Notes to the Condensed Consolidated Financial Statements.

								Accumulated	Advantage
					Additional			Other	Solutions Inc.		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interest	Equity
Balance at January 1, 2024	322,235,261	$32	3,600,075	$(18,949)	$3,449,261	$(2,314,650)	$(6,387)	$(3,945)	$1,105,362	$(1,285)	$1,104,077
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(148,918)	—	—	(148,918)	2,192	(146,726)
Foreign currency translation adjustments	—	—	—	—	—	—	—	3,075	3,075	73	3,148
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(145,843)	2,265	(143,578)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(481)	—	(481)	—	(481)
Purchase of treasury stock	(8,800,000)	—	8,800,000	(34,067)	—	—	—	—	(34,067)	—	(34,067)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(658)	—	—	—	(658)	—	(658)
Shares issued under 2020 Employee Stock Purchase Plan	983,808	—	—	—	2,294	—	—	—	2,294	—	2,294
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(11,663)	—	—	—	(11,663)	—	(11,663)
Shares issued under 2020 Incentive Award Plan	5,999,014	—	—	—	—	—	—	—	—	—	—
Sale of a business	—	—	—	—	—	—	—	(2,431)	(2,431)	(980)	(3,411)
Stock-based compensation expense	—	—	—	—	20,018	—	—	—	20,018	—	20,018
Balance at September 30, 2024	320,418,083	$32	12,400,075	$(53,016)	$3,459,252	$(2,463,568)	$(6,868)	$(3,301)	$932,531	$—	$932,531

								Accumulated	Advantage
					Additional			Other	Solutions Inc.		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interest	Equity
Balance at January 1, 2023	319,690,300	$32	1,610,014	$(12,567)	$3,408,836	$(2,247,109)	$(6,363)	$(18,849)	$1,123,980	$101,744	$1,225,724
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(80,687)	—	—	(80,687)	2,280	(78,407)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(463)	(463)	(42)	(505)
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(81,150)	2,238	(78,912)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(18)	—	(18)	—	(18)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(3,278)	—	—	—	(3,278)	—	(3,278)
Shares issued under 2020 Employee Stock Purchase Plan	1,241,440	—	—	—	2,248	—	—	—	2,248	—	2,248
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(1,277)	—	—	—	(1,277)	—	(1,277)
Shares issued under 2020 Incentive Award Plan	4,842,897	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	31,813	—	—	—	31,813	—	31,813
Balance at September 30, 2023	325,774,637	$32	1,610,014	$(12,567)	$3,438,342	$(2,327,796)	$(6,381)	$(19,312)	$1,072,318	$103,982	$1,176,300

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(146,726)	$(78,106)
Net (loss) income from discontinued operations, net of tax	53,743	443
Net loss from continuing operations	(200,469)	(78,549)
Adjustments to reconcile net loss to net cash provided by operating activities
Noncash interest income (expense)	1,664	(12,699)
Deferred financing fees related to repricing of long-term debt	1,079	—
Amortization of deferred financing fees	5,137	6,387
Impairment of goodwill and indefinite-lived assets	99,670	—
Depreciation and amortization	152,931	157,436
Change in fair value of warrant liability	(359)	587
Fair value adjustments related to contingent consideration	1,678	10,487
Deferred income taxes	(16,241)	(56,986)
Equity-based compensation of Karman Topco L.P.	(658)	(3,278)
Stock-based compensation	24,224	29,401
Loss from equity method investments	(2,692)	(4,132)
Distribution received from equity method investments	3,289	1,611
Gain on repurchases of Senior Secured Notes and Term Loan Facility debt	(9,141)	(5,241)
Loss on disposal of property and equipment	775	782
Changes in operating assets and liabilities, net of effects from divestitures:
Accounts receivable, net	(9,550)	19,816
Prepaid expenses and other assets	30,567	87,368
Accounts payable	25,435	(1,883)
Accrued compensation and benefits	(43,849)	(13,511)
Deferred revenues	2,992	14,686
Other accrued expenses and other liabilities	11,527	20,294
Net cash provided by operating activities from continuing operations	78,009	172,576
Net cash provided by operating activities from discontinued operations	6,437	8,227
Net cash provided by operating activities	84,446	180,803
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments in unconsolidated affiliates	(13,932)	(3,023)
Purchase of property and equipment	(50,358)	(24,424)
Proceeds from divestitures, net of cash	275,717	12,763
Proceeds from sale of investments in unconsolidated affiliates	—	4,428
Net cash provided by (used in) investing activities from continuing operations	211,427	(10,256)
Net cash used in investing activities from discontinued operations	(7,304)	(5,234)
Net cash provided by (used in) investing activities	204,123	(15,490)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	—	77,884
Payments on lines of credit	—	(77,222)
Principal payments on long-term debt	(9,938)	(10,172)
Repurchases of Senior Secured Notes and Term Loan Facility debt	(147,122)	(103,954)
Debt issuance costs	(971)	—
Proceeds from issuance of common stock	2,294	2,248
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	(11,663)	(1,277)
Contingent consideration payments	(5,655)	(1,867)
Holdback payments	—	(656)
Redemption of noncontrolling interest	—	(154)
Purchase of treasury stock	(34,067)	—
Net cash used in financing activities from continuing operations	(207,122)	(115,170)
Net cash (used in) provided by financing activities from discontinued operations	(4,362)	397
Net cash used in financing activities	(211,484)	(114,773)
Net effect of foreign currency changes on cash from continuing operations	(1,405)	655
Net effect of foreign currency changes on cash from discontinued operations	(412)	(2,017)
Net effect of foreign currency changes on cash	(1,817)	(1,362)
Net change in cash, cash equivalents and restricted cash	75,268	49,178
Cash, cash equivalents and restricted cash, beginning of period	137,202	138,532
Cash, cash equivalents and restricted cash, end of period	212,470	187,710
Less: Cash, cash equivalents and restricted cash of discontinued operations	—	4,024
Cash, cash equivalents and restricted cash, end of period	$212,470	$183,686
SUPPLEMENTAL CASH FLOW INFORMATION
Gain on divestitures from discontinued operations	$95,260	$—
Noncash consideration for purchases of investments in unconsolidated affiliates	$2,000	$—
Noncash proceeds from divestitures	$45,056	$—
Purchase of property and equipment recorded in accounts payable and accrued expenses	$4,650	$437

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements do not include all of the information required by accounting principles generally accepted in the United States (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2023 was derived from the audited Consolidated Balance Sheet at that date and does not include all the disclosures required by GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair statement of the results as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been reflected in the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023 and the related footnotes thereto. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

During the second quarter of fiscal year 2024, the Company determined a triggering event occurred and an impairment assessment was warranted for the Branded Agencies reporting unit goodwill due to the pending sale of one of the businesses that comprised a substantial portion of the assets, liabilities and prospective cash flows of the Branded Agencies reporting unit. As a result of the impairment test performed, the Company recognized a non-cash goodwill impairment charge of $99.7 million related to the Company's Branded Agencies reporting unit goodwill during the nine months ended September 30, 2024, which has been reflected in “Impairment of goodwill and indefinite-lived assets” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. As a result of this charge, an immaterial amount of goodwill remains in this reporting unit.

Indefinite Lived Intangible Assets

Intangible assets with indefinite useful lives are not amortized but tested annually for impairment, at the beginning of the fourth quarter, or more often if events occur or circumstances change that would create a triggering event. Prior to the segment change, the Company went to market with the Advantage Trade Name being specifically used and assessed for impairment in the Sales and Marketing businesses. As a result of the change in the Company's reportable segments effective as of January 1, 2024, the Company determined, based on the change in the planned use of the

Advantage Trade Name intangible asset, that the Advantage Trade Name should be considered an entity-wide asset for reporting and impairment testing purposes. As of January 1, 2024, the Company concluded there was a triggering event for an interim impairment assessment due to the change in unit of account of the indefinite-lived intangible assets. Based on the interim impairment assessment, the estimated fair value exceeded the carrying value by approximately 6%, thus no impairment was recorded. For the three and nine months ended September 30, 2024, no events or circumstances were noted that would indicate a triggering event for the Company’s intangible assets with indefinite useful lives. The uncertainty and volatility in the economic environment in which the Company operates could have an impact on the Company’s future growth and could result in future impairment charges. There is no assurance that actual cash flows or other assumptions will not significantly decline from these projections.

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

Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Branded Services
Brokerage services	$123,965	$133,766	$373,961	$396,829
Branded merchandising services	106,018	110,284	319,791	328,716
Omni-commerce marketing services	101,374	102,334	289,000	302,773
International joint venture	—	104,789	—	298,817
Total Branded Services revenue	$331,357	$451,173	$982,752	$1,327,135
Experiential Services
Experiential services	$342,731	$308,381	$969,590	$850,722
Total Experiential Services revenue	$342,731	$308,381	$969,590	$850,722
Retailer Services
Retail merchandising services	$189,002	$181,445	$543,700	$555,080
Advisory services	59,039	60,612	129,831	131,872
Agency services	17,141	18,095	48,166	43,368
Total Retailer Services revenue	$265,182	$260,152	$721,697	$730,320
Total revenues	$939,270	$1,019,706	$2,674,039	$2,908,177

Contract liabilities represent deferred revenues, which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation and are included in Deferred revenues in the Condensed Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the three and nine months ended September 30, 2024 that were included in Deferred revenues as of December 31, 2023 were $1.3 million and $18.1 million, respectively. Revenues recognized during the three and nine months ended September 30, 2023 included in Deferred revenues as of December 31, 2022 were $3.4 million and $18.0 million, respectively.

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

In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the CODM. The standard is effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025 and it will be applied retrospectively to all periods presented. The Company is currently evaluating the impact of ASU 2023-07 on the consolidated financial statements and related disclosures.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for the Company beginning in fiscal year 2026 and interim periods within fiscal year 2027, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2024-03 on the consolidated financial statements and related disclosures.

Other new accounting pronouncements recently issued or newly effective were not applicable to the Company, did not have a material impact on the condensed consolidated financial statements or are not expected to have a material impact on the condensed consolidated financial statements.

2. Held for Sale, Divestitures and Discontinued Operations

Held for Sale

As of December 31, 2023, the Company classified certain assets and liabilities as held for sale in the Condensed Consolidated Balance Sheets, primarily related to assets and liabilities to be disposed of by sale (“disposal groups”). The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. The assets and liabilities related to these businesses are included in the discontinued operations captions in the Condensed Consolidated Balance Sheets for all periods presented.

2023 Divestitures

In 2023, the Company entered into an agreement to sell certain assets and liabilities (collectively, the “2023 Divestitures”). The Company determined that the disposal groups did not meet the criteria for classification as discontinued operations as of September 30, 2023. During the three and nine months ended September 30, 2023, the Company recorded a loss of $2.6 million and $20.2 million, respectively, on divestitures as a component of “Net income (loss) from discontinued operations, net of tax” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

2024 Divestitures

On January 31, 2024, the Company sold a collection of foodservice businesses, previously classified as held for sale (as current assets) as of December 31, 2023 (collectively with the other businesses disposed during the nine months ended September 30, 2024, the “2024 Divestitures”). As part of the sale, the foodservice businesses were combined with an entity owned by the buyer, with the Company receiving approximately $91.0 million, subject to working capital adjustments and an ongoing 7.5% interest in the combined business. The ongoing ownership interest represents a continuing involvement which the Company has determined represents an equity method investment. Upon the close of the transaction, the retained 7.5% interest was recognized at fair value of $8.4 million, valued using unobservable inputs (i.e., Level 3 inputs), primarily discounted cash flow.

The investment is reported in “Investments in unconsolidated affiliates” on the Condensed Consolidated Balance Sheets and an immaterial amount of equity income (loss) reported in “Income from equity method investments” on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024. Transactions between the Company and the combined foodservice entity are considered to be related-party transactions subsequent to the divesture.

During the second quarter of 2024, the Company sold two agencies in the Branded Services segment, one agency in the Experiential Services segment and one agency in the Retailer Services segment (collectively with the other businesses disposed during the nine months ended September 30, 2024, the “2024 Divestitures”). The Company received $65.2 million including estimated working capital adjustments.

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

During the three and nine months ended September 30, 2024, the Company recorded a gain from the 2024 Divestitures of $25.1 million and $95.3 million, respectively, as a component of “Net income (loss) from discontinued operations, net of tax” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Proceeds from the sales were classified as cash provided by investing activities from continuing operations in the Condensed Consolidated Statements of Cash Flows.

Discontinued Operations

The Company classifies a business that has been disposed of or is classified as held for sale as a discontinued operation when the criteria prescribed by the FASB Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements are met. While the 2023 Divestitures did not previously qualify for presentation as discontinued operations, the Company concluded that, in the aggregate, the sales of these businesses along with the 2024 Divestitures (collectively, the “discontinued operations” that are all part of the divestiture plan) met the criteria for discontinued operations presentation as their dispositions represent a strategic shift that has had a major effect on the Company's operations and financial results. As a result, each of these businesses has been reclassified to discontinued operations in the Condensed Consolidated Statements of Operations and Comprehensive Loss, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows for all periods presented.

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

The following table presents the summarized balance sheet of discontinued operations. As of September 30, 2024, all businesses that were previously classified as discontinued operations had been fully divested.

(in thousands)	December 31, 2023
Carrying amounts of major classes of assets
Cash and cash equivalents	$5,641
Accounts receivable, net of allowance for expected credit losses of $2,834	56,848
Prepaid and other current assets	6,839
Property and equipment, net	10,245
Goodwill	160,400
Other intangible assets, net	41,025
Investments in unconsolidated affiliates	564
Other assets	4,040
Total assets of discontinued operations (1)	$285,602
Carrying amounts of major classes of liabilities
Current portion of long-term debt	$306
Accounts payable	9,737
Accrued compensation and benefits	5,729
Other accrued expenses	3,210
Deferred revenues	3,137
Long-term debt, net of current portion	4,666
Other liabilities	3,024
Total liabilities of discontinued operations (1)	$29,809
Total net assets of the disposal group classified as discontinued operations	$255,793

(1) Certain assets and liabilities from discontinued operations are classified as noncurrent at December 31, 2023 as they did not previously meet the held-for-sale criteria at that date.

The following table presents the summarized statements of operations of discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenues	$6,509	$76,353	$80,017	$236,920
Cost of revenues (exclusive of depreciation and amortization shown separately below)	4,077	55,199	59,605	187,705
Selling, general, and administrative expenses	3,238	5,221	15,816	12,065
(Gain) loss on divestiture	(25,065)	2,553	(95,261)	20,208
Depreciation and amortization	204	4,050	4,695	12,871
Total operating expenses	(17,546)	67,023	(15,145)	232,849
Operating income from discontinued operations	24,055	9,330	95,162	4,071
Other expenses:
Interest expense	—	26	48	69
Total other expenses	—	26	48	69
Income before income taxes from discontinued operations	24,055	9,304	95,114	4,002
Provision for income taxes from discontinued operations	29,511	2,254	41,371	3,559
Net (loss) income from discontinued operations, net of tax	(5,456)	7,050	53,743	443
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	—	319	2,192	235
Net (loss) income from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$(5,456)	$6,731	$51,551	$208

3. Goodwill and Intangible Assets

The following tables set forth information for goodwill by reportable segment:

(in thousands)	Branded Services	Retailer Services	Experiential Services	Total
Balance at December 31, 2023	$252,809	$217,955	$239,427	$710,191
Impairment charge	(99,670)	—	—	(99,670)
Foreign exchange translation effects	11	—	—	11
Balance at September 30, 2024	$153,150	$217,955	$239,427	$610,532

Accumulated impairment losses related to goodwill were $2.1 billion and $2.0 billion as of September 30, 2024 and December 31, 2023, respectively.

The following tables set forth information for intangible assets:

		September 30, 2024
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,282,703	$1,543,665	$—	$739,038
Trade names	10 years	88,600	60,138	—	28,462
Total finite-lived intangible assets		2,371,303	1,603,803	—	767,500
Indefinite-lived intangible assets:
Trade name		1,480,000	—	828,500	651,500
Total other intangible assets		$3,851,303	$1,603,803	$828,500	$1,419,000

		December 31, 2023
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,282,792	$1,417,570	$—	$865,222
Trade names	10 years	88,600	53,493	—	35,107
Total finite-lived intangible assets		2,371,392	1,471,063	—	900,329
Indefinite-lived intangible assets:
Trade name		1,480,000	—	828,500	651,500
Total other intangible assets		$3,851,392	$1,471,063	$828,500	$1,551,829

Amortization of intangible assets was $44.5 million and $46.9 million for the three months ended September 30, 2024 and 2023, respectively, and $133.0 million and $140.9 million for the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, estimated future amortization expense of the Company’s finite-lived intangible assets are as follows:

(in thousands)
Remainder of 2024	$44,130
2025	171,719
2026	169,231
2027	167,540
2028	133,089
Thereafter	81,791
Total amortization expense	$767,500

4. Debt

	September 30,	December 31,
(in thousands)	2024	2023
Term Loan Facility	$1,109,308	$1,149,057
Senior Secured Notes	615,087	743,000
Other notes	—	426
Total long-term debt	1,724,395	1,892,483
Less: current portion	13,250	13,274
Less: debt issuance costs	22,932	31,091
Long-term debt, net of current portion	$1,688,213	$1,848,118

As of September 30, 2024, the Company had $1.1 billion of debt outstanding under the Term Loan Facility (as defined below) and $615.1 million of debt outstanding under the Notes (both as defined in the Annual Report on Form 10-K filed March 1, 2024 for the year ended December 31, 2023 (the “2023 Annual Report”)) with maturity dates of October 28, 2027 and November 15, 2028, respectively. In April 2024 (the “Third Lien Amendment Effective Date”), the Company amended the Term Loan Facility to (i) reduce the applicable interest rate margin (a) from 4.50% to 4.25% for SOFR loans or (b) from 3.50% to 3.25% for base rate loans; and (ii) reset the period for six months following the Third Lien Amendment Effective Date in which a 1.00% prepayment premium shall apply to any prepayment of the term loans in connection with a Repricing Event (as defined in the amended First Lien Credit Agreement). The Term Loan Facility bears interest at a floating rate of Term SOFR plus an applicable margin of 4.25% per annum, subject to an additional spread adjustment on SOFR ranging from 0.11% to 0.26%. Interest on the Notes is payable semi-annually in arrears at a rate of 6.50% per annum.

The Company was in compliance with all of its affirmative and negative covenants under the Term Loan Facility and Notes as of September 30, 2024. In addition, the Company is required to repay the principal under the Term Loan

Facility in the greater amount of its excess cash flow, as such term is defined in the agreement governing the Term Loan Facility, or $13.3 million, per annum, in quarterly payments. The Company made the minimum quarterly principal payments of $3.3 million and $9.9 million during the three and nine months ended September 30, 2024 and 2023, respectively. No payments under the excess cash flow calculation were required in such periods. In May 2023 (the “Second Lien Amendment Effective Date”), the Company amended the Term Loan Facility to replace the U.S. Dollar LIBOR provisions with SOFR, effective June 30, 2023.

The Company voluntarily repurchased an aggregate of $50.4 million and $127.9 million principal amount of its Senior Secured Notes during the three and nine months ended September 30, 2024, respectively. The Company recognized a gain on the repurchase of the Senior Secured Notes of $3.5 million and $8.6 million for the three and nine months ended September 30, 2024, respectively, as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The Company voluntarily repurchased an aggregate of $29.8 million principal amount of its Term Loan Facility during the three and nine months ended September 30, 2024. The Company recognized a gain on the repurchases of $0.5 million for the three and nine months ended September 30, 2024 as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company voluntarily repurchased an aggregate of $56.8 million and $111.2 million principal amount of its Term Loan Facility during the three and nine months ended September 30, 2023, respectively. The Company recognized a gain on the repurchases of an immaterial amount and $5.2 million for the three and nine months ended September 30, 2023, respectively, as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of September 30, 2024, the Company had no borrowings under its senior secured asset-based revolving credit facility in an aggregate principal amount of up to $500.0 million, subject to borrowing base capacity (as may be amended from time to time, the “Revolving Credit Facility”). All borrowings under the Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the credit agreement bear interest at a floating rate, which at the option of the Company may be either (i) a base rate or Canadian Prime Rate plus an applicable margin of 0.75%, 1.00%, or 1.25% per annum or (ii) Term SOFR or Alternative Currency Spread plus an applicable margin of 1.75%, 2.00% or 2.25% per annum. The Company is required to pay a commitment fee ranging from 0.250% to 0.375% per annum in respect of the average daily unused commitments under the Revolving Credit Facility.

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

	September 30, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$6,751	$—	$6,751	$—
Total assets measured at fair value	$6,751	$—	$6,751	$—
Liabilities measured at fair value
Derivative financial instruments	$2,620	$—	$2,620	$—
Warrant liability	308	—	308	—
Total liabilities measured at fair value	$2,928	$—	$2,928	$—

	December 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$26,344	$—	$26,344	$—
Total assets measured at fair value	$26,344	$—	$26,344	$—
Liabilities measured at fair value
Warrant liability	$667	$—	$667	$—
Contingent consideration liabilities	18,355	—	—	18,355
Total liabilities measured at fair value	$19,022	$—	$667	$18,355

Interest Rate Cap Agreements

The Company had interest rate cap and collar contracts with an aggregate notional value of principal of $1,350.0 million and $950.0 million as of September 30, 2024 and December 31, 2023, respectively, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. The interest rate cap and collar contracts will mature on December 16, 2024 and April 5, 2026, respectively. In July 2024, the Company entered into two interest rate collar contracts with a notional value of principal of $200.0 million each. The interest rate collar contracts are effective December 16, 2024 and will mature on April 5, 2027 and 2028.

As of September 30, 2024, the fair value of the Company’s outstanding interest rate caps and collars of $4.1 million was included in “Prepaid expenses and other current assets” and “Other long-term liabilities” in the Condensed Consolidated Balance Sheet. As of December 31, 2023 the fair value of the Company’s outstanding interest rate caps and collars of $26.3 million was included in “Prepaid expenses and other current assets” and “Other assets” in the Condensed Consolidated Balance Sheet. Changes in fair value of the Company's outstanding interest rate caps and collars are recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the three months ended September 30, 2024 and 2023, the Company recorded a loss of $3.7 million and a gain of $3.2 million, respectively, within “Interest expense, net,” related to changes in the fair value of its derivative instruments. During the nine months ended September 30, 2024 and 2023, the Company recorded a gain of $1.7 million and $12.6 million, respectively, within “Interest expense,” net, related to changes in the fair value of its derivative instruments.

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

The following table summarizes the changes in the carrying value of estimated contingent consideration liabilities:

	September 30,
(in thousands)	2024	2023
Beginning of the period	$18,355	$14,629
Changes in fair value	1,678	10,487
Payments	(20,033)	(7,133)
End of the period	$—	$17,983

Long-term Debt

The following tables set forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at September 30, 2024
Term Loan Facility	$1,109,308	$1,148,499
Senior Secured Notes	615,087	633,691
Total long-term debt	$1,724,395	$1,782,190

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2023
Term Loan Facility	$1,149,057	$1,221,012
Senior Secured Notes	743,000	745,223
Other notes	426	100
Total long-term debt	$1,892,483	$1,966,335

6. Related Party Transactions

Beginning February 2023, an officer of the Company has served as a member of the board of directors of a client of the Company. The Company recognized $1.3 million and $1.2 million of revenues from such client during the three months ended September 30, 2024 and 2023, respectively. The Company recognized $3.9 million and $3.2 million of revenues from such client during the nine months ended September 30, 2024 and 2023, respectively. Accounts receivable from this client were $0.8 million and $0.6 million as of September 30, 2024 and December 31, 2023, respectively. Beginning February 2023, an officer of the Company has served as a member of the board of directors of a consultant of the Company. The Company recognized $0.2 million of expense from such consultant during the three and nine months ended September 30, 2024. The Company did not owe any amounts to this consultant as of September 30, 2024 and December 31, 2023.

Beginning July 2023, a member of the board of directors of the Company has served as an officer of a client of the Company. The Company recognized $2.0 million and $5.9 million of revenues from such client during the three and nine months ended September 30, 2024, respectively. The Company recognized $4.0 million of revenues from such client during the three and nine months ended September 30, 2023. Accounts receivable from this client were $0.1 million and $0.5 million as of September 30, 2024 and December 31, 2023, respectively.

Unconsolidated Affiliates

During the three months ended September 30, 2024 and 2023, the Company recognized revenues of $2.7 million and $6.9 million, respectively, from unconsolidated affiliates. During the nine months ended September 30, 2024 and 2023, the Company recognized revenues of $14.0 million and $15.2 million, respectively, from transactions with unconsolidated affiliates. Accounts receivable from transactions with unconsolidated affiliates were $1.3 million and $3.7 million as of September 30, 2024 and December 31, 2023, respectively.

7. Income Taxes

The Company’s effective tax rates were 11.5% and 18.2% for the three months ended September 30, 2024 and 2023, respectively. The effective tax rate is based upon the estimated income or loss before taxes for the year, by jurisdiction, and adjusted for estimated permanent tax adjustments. The fluctuation in the Company’s effective tax rate was primarily due to $2.6 million of tax expense resulting from return to provision adjustments during the three months ended September 30, 2024 and a difference in the stock-based compensation shortfall of $0.3 million for the three months ended September 30, 2024, as compared to a $1.0 million shortfall for the three months ended September 30, 2023.

The Company’s effective tax rates were 15.9% and 16.9% for the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate is based upon the estimated income or loss before taxes for the year, by jurisdiction, and adjusted for estimated permanent tax adjustments. The fluctuation in the Company’s effective tax rate was primarily due to additional tax expense during the nine months ended September 30, 2024 due to a goodwill impairment which the Company treated as nondeductible, $2.6 million of tax expense resulting from return to provision adjustments during the nine months ended September 30, 2024, a difference in the windfall of $0.8 million of stock-based compensation for the nine months ended September 30, 2024, as compared to a $4.1 million shortfall for the nine months ended September 30, 2023, and the release of the valuation allowance of $1.1 million on deferred tax assets that were determined to be realizable for the nine months ended September 30, 2024.

Income tax expense from discontinued operations was $29.5 million and $2.3 million for the three months ended September 30, 2024 and 2023, respectively. Income tax expense for the three months ended September 30, 2024 and 2023 was impacted primarily by the sale of the divested entities and changes in the income (loss) before income taxes from discontinued operations.

Income tax expense from discontinued operations was $41.4 million and $3.6 million for the nine months ended September 30, 2024 and 2023, respectively. Income tax expense for the nine months ended September 30, 2024 and 2023 was impacted primarily by the sale of the divested entities and changes in the income (loss) before income taxes from discontinued operations.

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

(in thousands)	Branded Services	Experiential Services	Retailer Services	Total
Three Months Ended September 30, 2024
Revenues	$331,357	$342,731	$265,182	$939,270
Depreciation and amortization	$33,087	$10,289	$8,490	$51,866
Loss from equity method investments	$(2,815)	$—	$—	$(2,815)
Operating (loss) income from continuing operations	$(12,210)	$587	$8,446	$(3,177)
Three Months Ended September 30, 2023
Revenues	$451,173	$308,381	$260,152	$1,019,706
Depreciation and amortization	$35,369	$9,221	$7,825	$52,415
Operating (loss) income from continuing operations	$(599)	$1,971	$5,281	$6,653

(in thousands)	Branded Services	Experiential Services	Retailer Services	Total
Nine Months Ended September 30, 2024
Revenues	$982,752	$969,590	$721,697	$2,674,039
Impairment of goodwill and indefinite-lived assets	$99,670	$—	$—	$99,670
Depreciation and amortization	$97,401	$31,224	$24,306	$152,931
Loss from equity method investments	$(2,692)	$—	$—	$(2,692)
Operating (loss) income from continuing operations	$(141,608)	$3,398	$13,824	$(124,386)
Nine Months Ended September 30, 2023
Revenues	$1,327,135	$850,722	$730,320	$2,908,177
Depreciation and amortization	$106,550	$27,286	$23,600	$157,436
Operating income from continuing operations	$11,607	$2,450	$11,870	$25,927

9. Restructuring

In the third quarter of 2024, the Company implemented restructuring plans as a result of the overall reorganization.

Voluntary Early Retirement Program

During the third quarter of fiscal year 2024, the Company offered a Voluntary Early Retirement Program (“VERP”) to certain eligible U.S.-based associates. During the three and nine months ended September 30, 2024, the Company recorded $20.5 million of settlement charges and special termination benefits in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

2024 Restructuring Program (“2024 RIF”)

In September 2024, the Company announced a cost savings program to improve operational performance and align cost structures consistent with revenue levels associated with business changes, which includes employee termination benefits associated with a reduction-in-force expected to be completed in fiscal year 2024. During the three and nine months ended September 30, 2024, the Company recorded $3.6 million of settlement charges and special termination benefits in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of September 30, 2024, $21.1 million of the Company’s restructuring charges were included in “Other accrued expenses” in the Condensed Consolidated Balance Sheets.

(in thousands)	Three and Nine Months Ended September 30, 2024
Restructuring expenses:
2024 RIF	$3,607
2024 VERP	20,511
Total restructuring expenses	$24,118

The following table summarizes the Company’s restructuring activity:

(in thousands)	2024 RIF	2024 VERP	Total
Balance at January 1, 2024	$—	$—	$—
Charges	3,607	20,511	24,118
Cash payments	—	(3,061)	(3,061)
Balance at September 30, 2024	$3,607	$17,450	$21,057

The following table summarizes the Company’s restructuring expense by segment:

(in thousands)	Three and Nine Months Ended September 30, 2024
Branded Services	$15,392
Experiential Services	3,430
Retailer Services	5,296
Total restructuring expenses	$24,118

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

In April 2018, the Company acquired the business of Take 5 Media Group (“Take 5”). As a result of an investigation into that business in 2019 that identified certain misconduct, the Company terminated all operations of Take 5 in July 2019 and offered refunds to clients of collected revenues attributable to the period after the Company’s acquisition. The Company refers to the foregoing as the “Take 5 Matter.” The Company voluntarily disclosed to the United States Attorney’s Office and the Federal Bureau of Investigation certain misconduct occurring at Take 5. The Company intends to cooperate in this and any other governmental investigations that may arise in connection with the Take 5 Matter. In October 2022, an arbitrator made a final award in favor of the Company. The Company is actively pursuing the collection of this award in state court in Florida. The Company is currently unable to estimate if or when it will be able to collect any amounts associated with this arbitration. The Take 5 Matter may result in additional litigation against the Company, including lawsuits from clients, or governmental investigations, which may expose the Company to potential liability in excess of the amounts being offered by the Company as refunds to Take 5 clients. The Company is currently unable to determine the amount of any potential liability, costs or expenses (above the amounts already being offered as refunds) that may result from any lawsuits or investigations associated with the Take 5 Matter or determine whether any such issues will have any future material adverse effect on the Company’s financial position, liquidity, or results of operations. Although the Company has insurance covering certain liabilities, the Company cannot be certain that the insurance will be sufficient to cover any potential liability or expenses associated with the Take 5 Matter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Restricted stock-based unit awards	$5,121	$5,900	$14,265	$16,982
Other share-based awards	3,022	3,083	9,959	8,751
Total stock-based compensation before tax	8,143	8,983	24,224	25,733
Tax benefit	(1,429)	(2,102)	(4,038)	(6,660)
Total stock-based compensation expense included in net income	$6,714	$6,881	$20,186	$19,073

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

PSUs are subject to the recipient's continued service to the Company. PSUs granted in 2023, 2022 and 2021 are subject to achievement of certain performance conditions based on the Company’s revenues (“PSU Revenues”) and Adjusted EBITDA (“PSU EBITDA”) targets in the respective measurement period and the recipient’s continued service to the Company. The measurement period is based on the twelve months of the respective fiscal year. The PSUs are scheduled to vest over a three-year period from the date of grant and may vest from 0% to 150% of the number of shares set forth in the table below. The number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals.

During the first quarter of fiscal year 2024, the Human Capital Committee determined that the achievement of the performance objectives applicable to the 2023 PSU EBITDA and 2023 PSU Revenues objectives were 150% of Target Goals. The value of these PSU awards above the Target Goals remain subject to additional performance requirements (i.e., the above target performance must be maintained in 2024 and 2025, respectively) and service-based vesting conditions. The performance period for those PSU awards up to the Target Goals ended on December 31, 2023, but remain subject to service-based vesting conditions.

The fair value of PSU grants was equal to the closing price of the Company's stock on the date of the applicable grant. The maximum potential expense if the Maximum Goals were met for these awards has been provided in the table below. Recognition of expense associated with performance-based stock is not permitted until achievement of the performance targets are probable of occurring.

Measurement Period	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Fair Value per Share	Maximum Remaining Unrecognized Compensation Expense	Weighted-average remaining requisite service periods
(in thousands, except share and per share data)
2024	133,111	1,064,885	2,129,770	$4.33	$4,196,829	2.6 years
2023	1,733,416	3,466,832	5,200,248	$2.10	$5,633,029	1.7 years
2022	75,118	150,236	150,236	$5.51	$140,490	0.7 years

The following table summarizes the PSU activity for the nine months ended September 30, 2024:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	7,339,129	$2.60
Granted	1,064,885	$4.33
Distributed	(2,405,453)	$3.34
Forfeited	(1,903,495)	$2.12
PSU performance adjustment	2,326,312	$2.08
Outstanding at September 30, 2024	6,421,378	$2.55

Restricted Stock Units

RSUs are subject to the recipient’s continued service to the Company. RSUs are generally scheduled to vest over three years and are subject to the provisions of the agreement under the Plan.

During the nine months ended September 30, 2024, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	18,238,623	$2.92
Granted	5,872,921	$4.27
Distributed	(6,586,358)	$3.54
Forfeited	(3,727,959)	$2.84
Outstanding at September 30, 2024	13,797,227	$3.22

As of September 30, 2024, the total remaining unrecognized compensation cost related to RSUs amounted to $23.1 million, which is expected to be amortized over the weighted-average remaining requisite service periods of 2.2 years.

Stock Options

During the nine months ended September 30, 2024, the following activities involving stock options occurred under the Plan:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2024	17,375,000	$6.00
Granted	3,058,018	$4.33
Forfeited	—	$—
Cancelled/Expired	—	$—
Outstanding at September 30, 2024	20,433,018	$5.75	7.8 years	$5,886,000
Exercisable at September 30, 2024	3,280,000	$2.33	8.6 years	$5,514,000

As of September 30, 2024, the Company had approximately $8.0 million of total unrecognized compensation expense related to stock options, net of forfeitures, which the Company expects to recognize over a weighted-average period of approximately 2.5 years. There were no options exercised during the nine months ended September 30, 2024 and 2023.

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

The following is a reconciliation of basic and diluted net earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and earnings per share data)	2024	2023	2024	2023
Basic earnings per share computation:
Numerator:
Net loss from continuing operations	$(37,320)	$(29,632)	$(200,469)	$(78,549)
Less: net income from continuing operations attributable to noncontrolling interest	—	1,437	—	2,346
Net loss from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(37,320)	$(31,069)	$(200,469)	$(80,895)
Net income from discontinued operations, net of tax	$(5,456)	$7,050	$53,743	$443
Less: net income from discontinued operations attributable to noncontrolling interest	—	319	2,192	235
Net income (loss) from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$(5,456)	$6,731	$51,551	$208
Denominator:
Weighted average common shares - basic	321,080,571	324,706,866	321,774,115	323,353,308
Basic loss per common share from continuing operations	$(0.12)	$(0.09)	$(0.62)	$(0.24)
Basic earnings (loss) per common share from discontinued operations	$(0.02)	$0.02	$0.17	$0.00
Basic earnings (loss) per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(0.12)	$(0.10)	$(0.62)	$(0.25)
Basic earnings (loss) per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$(0.02)	$0.02	$0.16	$0.00
Diluted earnings per share computation:
Numerator:
Net loss from continuing operations	$(37,320)	$(29,632)	$(200,469)	$(78,549)
Less: net income from continuing operations attributable to noncontrolling interest	—	1,437	—	2,346
Net loss from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(37,320)	$(31,069)	$(200,469)	$(80,895)

Net income from discontinued operations, net of tax	$(5,456)	$7,050	$53,743	$443
Less: net income from discontinued operations attributable to noncontrolling interest	—	319	2,192	235
Net income (loss) from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$(5,456)	$6,731	$51,551	$208
Denominator:
Weighted average common shares - diluted	321,080,571	324,706,866	321,774,115	323,353,308
Diluted loss per common share from continuing operations	$(0.12)	$(0.09)	$(0.62)	$(0.24)
Diluted earnings (loss) per common share from discontinued operations	$(0.02)	$0.02	$0.17	$0.00
Diluted loss per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(0.12)	$(0.10)	$(0.62)	$(0.25)
Diluted earnings (loss) per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$(0.02)	$0.02	$0.16	$0.00

The Company had 18,578,321 warrants to purchase Class A common stock at $11.50 per share outstanding at September 30, 2024 and 2023, which have been excluded from the calculation of diluted earnings per common share, as the weighted average market price of the common stock during the three and nine months ended September 30, 2024 and 2023 did not exceed the exercise price of the warrants.

In accordance with the treasury stock method the weighted average shares outstanding assuming dilution include the incremental effect of stock-based awards, except when such effect would be antidilutive. Stock-based awards of 13.9 million and 16.6 million weighted-average shares were outstanding for the three and nine months ended September 30, 2024, respectively, but were not included in the computation of diluted (loss) earnings per common share because the net loss position of the Company made them antidilutive. Stock-based awards of 8.7 million and 4.0 million weighted-average shares were outstanding for the three and nine months ended September 30, 2023, respectively, but were not included in the computation of diluted loss per common share because the net loss position of the Company made them antidilutive. In addition, PSUs related to 6.0 million shares assuming achievement of the target level performance were outstanding for the nine months ended September 30, 2024, but were not included in the computation of diluted loss per common share, as the performance targets were not yet met during the nine months ended September 30, 2024. In addition, PSUs related to 7.3 million shares assuming achievement of the Target Goals were outstanding for the nine months ended September 30, 2023, but were not included in the computation of diluted (loss) earnings per common share, as the performance targets were not yet met during the nine months ended September 30, 2023.

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

We have reorganized our portfolio of businesses into a new, simplified structure that more closely aligns our business capabilities with economic buyers. As a result of this reorganization, we have formally disposed of certain business units. In addition to the business units already disposed of, there are certain other business units which are part of the overall reorganization plan that have not yet been disposed of or abandoned. We have determined that the business units disposed of met the discontinued operations accounting criteria as their dispositions represent a strategic shift that has had a major effect on our operations and financial results. Refer to Note 2—Held for Sale, Divestitures and Discontinued Operations. We continue to evaluate opportunities to further simplify our operations so we can focus more resources on our core businesses.

Through our Branded Services segment, which generated approximately 36.8% and 45.6% of our revenues in the nine months ended September 30, 2024 and 2023, respectively, we provide services to branded consumer goods manufacturers through three main categories: brokerage, branded merchandising and omni-commerce marketing services. Brokerage services is primarily an outsourced sales and services agency for branded consumer goods manufacturers at retailer headquarters, in-store and online. Additionally, we lead with insights to execute branded merchandising strategies for branded consumer goods manufacturers related to merchandising in-store and online to drive product sales. Our omni-commerce marketing services primarily relate to digital and field marketing services, including shopper marketing, targeted advertising, interactive design and development, inventory management, application development and content management solutions.

Through our Experiential Services segment, which generated approximately 36.3% and 29.3% of our revenues in the nine months ended September 30, 2024 and 2023, respectively, we help brands and retailers reach consumers and convert shoppers into buyers through in-store and online sampling and demonstrations. We manage highly customized, large-scale sampling programs for leading brands and retailers. We also manage, organize and execute special events for brands and retailers, including large-scale meetings, mobile tours, summits and festivals.

Through our Retailer Services segment, which generated approximately 27.0% and 25.1% of our revenues in the nine months ended September 30, 2024 and 2023, respectively, we provide end-to-end advisory, retailer merchandising and agency services to retailers. Advisory services primarily consist of consulting services related to private brand development, including coordination related to the sourcing, manufacturing, branding and distribution of private label products to the end retailer. Retailer merchandising services primarily relate to the execution of merchandising strategies, including traditional services such as interior store construction, store resets, category updates and new item implementation. Agency services primarily consist of providing marketing strategies within retail locations, including retail media networks, and analyzing shopper behavior to offer planning, execution and measurement of insight-based, retailer-specific promotions that target retailers' specific shopper base to drive product sales.

Summary

Our financial performance for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 includes:

•
Revenues decreased by $80.4 million, or 7.9%, to $939.3 million;
•
Operating income from continuing operations decreased by $9.9 million to an operating loss of $3.2 million;
•
Net loss from continuing operations increased by $7.7 million to $37.3 million;
•
Adjusted Net Income decreased by $1.1 million, or 4.4%, to $23.7 million; and
•
Adjusted EBITDA from Continuing Operations increased by $7.6 million or 8.1%, to $100.9 million.

Our financial performance for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 includes:

•
Revenues decreased by $234.2 million, or 8.1%, to $2,674.0 million;
•
Operating income from continuing operations decreased by $150.3 million to an operating loss of $124.4 million;
•
Net loss from continuing operations increased by $122.0 million to $200.5 million;
•
Adjusted Net Income increased by $9.1 million, or 14.2%, to $54.9 million; and
•
Adjusted EBITDA from Continuing Operations decreased by $3.9 million, or 1.5%, to $261.5 million.

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

•
Acquisitions and Divestitures. We have grown our business in part by acquiring businesses, both domestic and international. Many of our acquisition agreements include contingent consideration arrangements, which are described below. We have completed acquisitions at what we believe are attractive purchase prices and have regularly structured our agreements to result in the generation of long-lived tax assets, which have in turn reduced our effective purchase prices when incorporating the value of those tax assets. We continue to look for strategic acquisitions that can be completed at attractive purchase prices. We also continue to evaluate our service offerings to ensure more focus on our mission of converting shoppers into buyers for consumer goods companies and retailers. To that end, we have disposed of certain businesses. As part of the sales agreements for certain divestitures, we have agreed to provide certain transitional services as defined within the respective transition services agreements for a period of time after sale. We continue to evaluate opportunities to further simplify our operations so we can focus more resources on our core businesses.
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

In general, when we acquire a business, the acquisition includes a contingent consideration arrangement (e.g., an earn-out provision) and, accordingly, we separately track the financial performance of the acquired business. In such cases, we consider revenues generated by such a business during the 12 months following its acquisition to be acquired revenues. For example, if we completed an acquisition on July 1, 2023 for a business that included a contingent consideration arrangement, we would consider revenues from the acquired business from October 1, 2023 to September 30, 2024 to be acquired revenues. We generally consider growth attributable to the financial performance of an acquired business after the 12-month anniversary of the date of acquisition to be organic.

If an acquisition of an acquired business does not include a contingent consideration arrangement, or we otherwise do not separately track the financial performance of the acquired business due to operational integration, we consider the revenues that the business generated in the 12 months prior to its acquisition to be our acquired revenues for the 12 months following its acquisition, and any differences in revenues actually generated during the 12 months after its acquisition to be organic. For example, if we completed an acquisition on October 1, 2023 for a business that did not include a contingent consideration arrangement, we would consider the amount of revenues from the acquired business from October 1, 2022 to September 30, 2023 to be acquired revenues during the period from October 1, 2023 to September 30, 2024, with any differences from that amount actually generated during the latter period to be organic revenues.

All revenues generated by our acquired businesses are considered to be organic revenues after the 12-month anniversary of the date of acquisition.

When we divest a business, unless otherwise presented as discontinued operations, we consider the revenues that the divested business generated in the 12 months prior to its divestiture to be subtracted from acquired revenues for the 12 months following its divestiture. For example, if we completed a divestiture on October 1, 2023 for a business, we would consider the amount of revenues from the divested business from October 1, 2022 to September 30, 2023 to be subtracted from acquired revenues during the period from October 1, 2023 to September 30, 2024.

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for corporate personnel. Other overhead costs include information technology, professional services fees, including accounting and legal services, and other general corporate expenses. We also incur expenses operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), as well as higher expenses for general and director and officer insurance, investor relations, and related professional services. Additionally, included in selling, general, and administrative expenses are costs associated with the changes in fair value of the contingent consideration of acquisitions and other costs related to our internal reorganization activities, including our restructuring plan, acquisition and divestiture transactions. These transaction-related costs are comprised of fees related to change of equity ownership, professional fees, due diligence and integration or divestitures activities.

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

During the second quarter of fiscal year 2024, the Company determined a triggering event occurred and an impairment assessment was warranted for the Branded Agencies reporting unit goodwill due to the pending sale of one of the businesses that comprised a substantial portion of the Branded Agencies reporting unit. As a result, the Company recognized a non-cash goodwill impairment charge of $99.7 million related to the Company's Branded Agencies reporting unit goodwill during the nine months ended September 30, 2024, which has been reflected in “Impairment of goodwill” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Depreciation Expense

Depreciation expense relates to the property and equipment that we own, which represented less than 1% of our total assets at September 30, 2024 and 2023, respectively.

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

During the nine months ended September 30, 2024, we sold five businesses. Additionally, we classified certain assets and liabilities which are expected to be recovered through a sale transaction rather than through continuing use as held for sale as of September 30, 2024. We expect to use the divestiture proceeds to invest in our business, reduce debt, create financial flexibility for opportunistic share repurchases or potential future acquisitions.

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net (loss) income before (i) net income attributable to noncontrolling interest, (ii) impairment of goodwill and indefinite-lived assets, (iii) gain on deconsolidation of subsidiaries, (iv) equity-based compensation of Karman Topco L.P., (v) changes in fair value of warrant liability, (vi) fair value adjustments of contingent consideration related to acquisitions, (vii) acquisition and divestiture related expenses, (viii) restructuring expenses, (ix) reorganization expenses, (x) litigation expenses, (xi) amortization of intangible assets, (xii) costs associated with COVID-19, net of benefits received, (xiii) gain on repurchases of Term Loan Facility and Senior Secured Notes debt, (xiv) costs associated with (recovery from) the Take 5 Matter, (xv) other adjustments that management believes are helpful in evaluating our operating performance, and (xvi) related tax adjustments.

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

Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA by Segment

Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA by Segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA from Continuing Operations and Adjusted EBITDA from Discontinued Operations means net (loss) income before (i) interest expense (net), (ii) provision for (benefit from) income taxes, (iii) depreciation, (iv) amortization of intangible assets, (v) impairment of goodwill, (vi) changes in fair value of warrant liability, (vii) stock-based compensation expense, (viii) equity-based compensation of Karman Topco L.P., (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition and divestiture related expenses, (xi) (gain) loss on divestitures, (xii) restructuring expenses, (xiii) reorganization expenses, (xiv) litigation expenses (recovery), (xv) costs associated with COVID-19, net of benefits received, (xvi) costs associated with (recovery from) the Take 5 Matter, (xvii) EBITDA for economic interests in investments and (xviii) other adjustments that management believes are helpful in evaluating our operating performance.

Adjusted EBITDA by Segment means, with respect to each segment, operating income (loss) from continuing operations before (i) depreciation, (ii) amortization of intangible assets, (iii) impairment of goodwill, (iv) stock based compensation expense, (v) equity-based compensation of Karman Topco L.P., (vi) fair value adjustments of contingent consideration related to acquisitions, (vii) acquisition and divestiture related expenses, (viii) restructuring expenses, (ix) reorganization expenses, (x) litigation expenses (recovery), (xi) costs associated with COVID-19, net of benefits received, (xii) costs associated with (recovery from) the Take 5 Matter, (xiii) EBITDA for economic interests in investments and (xiv) other adjustments that management believes are helpful in evaluating our operating performance, in each case, attributable to such segment.

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

Transformation Strategy

In July 2024, we announced a restructuring plan as part of our continued transformation strategy to improve our cost structure and intend to implement various other efforts to improve operating efficiency. The restructuring plan was designed to simplify the organization that supports the new segments after the divestitures and related transitions. The overall project is expected to be substantially completed by the end of 2024.

Reorganization expenses

Beginning in the first quarter of 2023, the Company engaged third-party professional service consultants to assist in identifying and implementing operational efficiencies and cost-saving strategies. These efforts focused on internal process optimization and workforce alignment to the Company’s cost structure with current business needs. During the three and nine months ended September 30, 2024, the Company incurred $18.6 million and $74.0 million, respectively, in reorganization expenses related to various internal reorganization activities, including professional fees, lease exit costs, severance, and nonrecurring compensation costs, compared to $21.4 million and $38.3 million during three and nine months ended September 30, 2023. These amounts were recognized in "Selling, general, and administrative expenses" in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The reorganization plan was designed to simplify the organization that supports the new segments after the divestitures and related transitions.

Restructuring expenses

In the third quarter of 2024, the Company implemented restructuring plans as a result of the overall reorganization.

During the third quarter of fiscal year 2024, the Company offered a Voluntary Early Retirement Program (“VERP”) to certain eligible U.S.-based associates. During the three and nine months ended September 30, 2024, the Company recorded $21.4 million of settlement charges and special termination benefits in “Selling, general, and administrative expenses” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

In connection with our reorganization initiatives, in September 2024, the Company announced a cost savings program to improve operational performance and align cost structures consistent with revenue levels associated with business changes, which includes employee termination benefits associated with a reduction-in-force (“2024 RIF”) and other optimization initiatives expected to be completed in Fiscal 2024.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023

The following table sets forth items derived from the Company’s consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 in dollars and as a percentage of total revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(amounts in thousands)
Revenues	$939,270	100.0%	$1,019,706	100.0%	$2,674,039	100.0%	$2,908,177	100.0%
Cost of revenues	794,958	84.6%	892,347	87.5%	2,298,139	85.9%	2,552,642	87.8%
Selling, general, and administrative expenses	98,438	10.5%	68,291	6.7%	250,377	9.4%	172,172	5.9%
Impairment of goodwill and indefinite-lived assets	—	0.0%	—	0.0%	99,670	3.7%	—	0.0%
Depreciation and amortization	51,866	5.5%	52,415	5.1%	152,931	5.7%	157,436	5.4%
Loss from equity method investments	(2,815)	(0.3)%	—	0.0%	(2,692)	(0.1)%	—	0.0%
Total operating expenses	942,447	100.3%	1,013,053	99.3%	2,798,425	104.7%	2,882,250	99.1%
Operating (loss) income from continuing operations	(3,177)	(0.3)%	6,653	0.7%	(124,386)	(4.7)%	25,927	0.9%
Other expenses (income):
Change in fair value of warrant liability	40	0.0%	587	0.1%	(359)	0.0%	587	0.0%
Interest expense, net	38,969	4.1%	42,275	4.1%	114,484	4.3%	119,883	4.1%
Total other expenses	39,009	4.2%	42,862	4.2%	114,125	4.3%	120,470	4.1%
Loss from continuing operations before income taxes	(42,186)	(4.5)%	(36,209)	(3.6)%	(238,511)	(8.9)%	(94,543)	(3.3)%
Benefit from income taxes from continuing operations	(4,866)	(0.5)%	(6,577)	(0.6)%	(38,042)	(1.4)%	(15,994)	(0.5)%
Net loss from continuing operations	(37,320)	(4.0)%	(29,632)	(2.9)%	(200,469)	(7.5)%	(78,549)	(2.7)%
Net (loss) income from discontinued operations, net of tax	(5,456)	(0.6)%	7,050	0.7%	53,743	2.0%	443	0.0%
Net loss	(42,776)	(4.6)%	(22,582)	(2.2)%	(146,726)	(5.5)%	(78,106)	(2.7)%
Less: net (loss) from continuing operations attributable to noncontrolling interest, net of tax	—	0.0%	1,437	0.1%	—	0.0%	2,346	0.1%
Less: net (loss) from discontinued operations attributable to noncontrolling interest, net of tax	—	0.0%	319	0.0%	2,192	0.1%	235	0.0%
Net loss attributable to stockholders of Advantage Solutions Inc.	$(42,776)	(4.6)%	$(24,338)	(2.4)%	$(148,918)	(5.6)%	$(80,687)	(2.8)%

Other Financial Data
Adjusted Net Income(1)	$23,667	2.5%	$24,775	2.4%	$54,889	2.1%	$63,952	2.2%
Adjusted EBITDA from Continuing Operations(1)	$100,920	10.7%	$93,317	9.2%	$261,459	9.8%	$265,423	9.1%

(1)
Adjusted Net Income and Adjusted EBITDA from Continuing Operations are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA from Continuing Operations and reconciliations of Net income to Adjusted Net Income and Adjusted EBITDA from Continuing Operations, see “—Non-GAAP Financial Measures.”

Comparison of the Three Months Ended September 30, 2024 and 2023

Revenues

	Three Months Ended September 30,		Change
(amounts in thousands)	2024	2023	$	%
Branded Services	$331,357	$451,173	$(119,816)	(26.6)%
Experiential Services	342,731	308,381	34,350	11.1%
Retailer Services	265,182	260,152	5,030	1.9%
Total revenues	$939,270	$1,019,706	$(80,436)	(7.9)%

Total revenues decreased by $80.4 million, or 7.9%, during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Excluding $104.8 million revenues from the deconsolidation of our European joint venture, revenues increased 2.4%.

The Branded Services segment revenues decreased $119.8 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Excluding $104.8 million revenues from the deconsolidation of our European joint venture, the segment experienced a decrease of $15.0 million in revenues primarily due to an intentional client resignation and a weaker economic environment for our consumer packaged goods clients.

The Experiential Services segment revenues increased $34.4 million during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase in revenues was primarily due to an increase in our events per day volume.

The Retailer Services segment revenues remained relatively unchanged during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Cost of Revenues

Cost of revenues as a percentage of revenues for the three months ended September 30, 2024 was 84.6%, as compared to 87.5% for the three months ended September 30, 2023. The decrease as a percentage of revenues was largely attributable to the change in the revenue mix of our services primarily related to the deconsolidation of our European joint venture, one time litigation expense in the prior year with recovery in the current year and decreased incentive compensation expense.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses as a percentage of revenues for the three months ended September 30, 2024 was 10.5%, compared to 6.7% for the three months ended September 30, 2023. The increase as a percentage of revenues was primarily due to a $21.2 million increase in costs associated with our internal reorganization and restructuring activities, largely related to professional fees and severance and continued investment in our support services, including our technology solutions.

Depreciation and Amortization Expense

Depreciation and amortization expense was $51.9 million for the three months ended September 30, 2024 compared to $52.4 million for the three months ended September 30, 2023.

Operating Income (Loss) from Continuing Operations

	Three Months Ended September 30,		Change
(amounts in thousands)	2024	2023	$	%
Branded Services	$(12,210)	$(599)	$(11,611)	Not Meaningful
Experiential Services	587	1,971	(1,384)	(70.2)%
Retailer Services	8,446	5,281	3,165	59.9%
Total operating (loss) income from continuing operations	$(3,177)	$6,653	$(9,830)	(147.8)%

In the Branded Services segment, the decrease in operating income during the three months ended September 30, 2024 was primarily due to the decrease in revenue noted above combined with an increase in costs associated with our internal reorganization activities and continued investment in our support services, including our technology solutions.

In the Experiential Services segment, the decrease in operating income during the three months ended September 30, 2024 was due to the increase in revenues as described above, partially offset by an increase in costs associated with our internal reorganization activities and continued investment in our support services, including our technology solutions.

In the Retailer Services segment, the increase in operating income during the three months ended September 30, 2024 was due to improved margins in our services, partially offset by an increase in costs associated with our internal reorganization activities and continued investment in our support services, including our technology solutions.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability was an immaterial non-cash expense for the three months ended September 30, 2024 compared to $0.6 million of non-cash expense resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the three months ended September 30, 2023.

Interest Expense, net

Interest expense, net decreased by $3.3 million, or 7.8%, to $39.0 million for the three months ended September 30, 2024, from $42.3 million for the three months ended September 30, 2023. The decrease in interest expense was primarily due to lower debt balance as a result of repurchases of Term Loan Facility and Senior Secured Notes as further described in “Liquidity and Capital Resources—Description of Credit Facilities—Senior Secured Notes.”

Benefit from Income Taxes

Benefit from income taxes was $4.9 million for the three months ended September 30, 2024 as compared to $6.6 million of benefit from income taxes for the three months ended September 30, 2023. The fluctuation was primarily attributable to the application of a shortfall of $0.3 million of stock-based compensation for the three months ended September 30, 2024, as compared to a $1.0 million shortfall for stock-based compensation for the three months ended September 30, 2023 and $2.6 million of tax expense from return to provision adjustments during the three months ended September 30, 2024.

Provision for income taxes from discontinued operations was $29.5 million for the three months ended September 30, 2024, while the income tax provision from discontinued operations was $2.3 million for the three months ended September 30, 2023. The income tax expense for the three months ended September 30, 2024 and 2023 was impacted primarily by the result of pre-tax income and divested entities.

Net Loss from Continuing Operations

Net loss from continuing operations was $37.3 million for the three months ended September 30, 2024, compared to net loss from continuing operations of $29.6 million for the three months ended September 30, 2023. The increase in net loss from continuing operations was primarily driven by a reduction in cost of sales as a percentage of revenue and a $3.3 million decrease in interest expense, partially offset by a $21.2 million increase in costs associated with our internal reorganization and restructuring activities, largely related to professional fees and severance and a $1.7 million decrease in the benefit from income taxes from continuing operations.

Net Income (Loss) from Discontinued Operations

Net loss from discontinued operations was $5.5 million for the three months ended September 30, 2024, compared to net income from discontinued operations of $7.1 million for the three months ended September 30, 2023.

Adjusted Net Income

Adjusted Net Income for the three months ended September 30, 2024 remained relatively unchanged from the three months ended September 30, 2023. For a reconciliation of Adjusted Net Income to Net income, see “ —Non-GAAP Financial Measures.”

Adjusted EBITDA from Continuing Operations and Adjusted EBITDA by Segment

	Three Months Ended September 30,		Change
(amounts in thousands)	2024	2023	$	%
Branded Services	$48,796	$50,710	$(1,914)	(3.8)%
Experiential Services	23,299	16,584	6,715	40.5%
Retailer Services	28,825	26,023	2,802	10.8%
Total Adjusted EBITDA from Continuing Operations	$100,920	$93,317	$7,603	8.1%

Adjusted EBITDA from Continuing Operations was $100.9 million for the three months ended September 30, 2024, compared to $93.3 million for the three months ended September 30, 2023. The increase in Adjusted EBITDA was primarily attributable to an increase in the Experiential Services segment. In the Branded Services segment, the decrease was primarily attributable to the decline in revenues offset by the decline in cost of revenues as described above. In the Experiential Services segment, the increase was driven largely by the growth in revenues from the in-store sampling and demonstration services as described above offset by continued investment in our support services including our technology solutions. In the Retailer Services segment, the increase was primarily attributable to increase in margins driven by price. For a reconciliation of Adjusted EBITDA from Continuing Operations to Net income, see “—Non-GAAP Financial Measures.”

Comparison of the Nine Months Ended September 30, 2024 and 2023

Revenues

	Nine Months Ended September 30,		Change
(amounts in thousands)	2024	2023	$	%
Branded Services	$982,752	$1,327,135	$(344,383)	(25.9)%
Experiential Services	969,590	850,722	118,868	14.0%
Retailer Services	721,697	730,320	(8,623)	(1.2)%
Total revenues	$2,674,039	$2,908,177	$(234,138)	(8.1)%

Total revenues decreased by $234.2 million, or 8.1%, during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Excluding revenues from the deconsolidation of our European joint venture, revenues increased 2.2%.

The Branded Services segment revenues decreased by $344.4 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Excluding $298.8 million revenues from the deconsolidation of our European joint venture, the segment experienced a decrease of $45.6 million in revenues primarily due to an intentional client resignation and a weaker economic environment for our consumer package goods clients.

The Experiential Services segment revenues increased by $118.9 million during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The increase in revenues was primarily due to an increase in our events per day volume.

The Retailer Services segment revenues remained relatively unchanged during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Cost of Revenues

Cost of revenues as a percentage of revenues for the nine months ended September 30, 2024 was 85.9%, as compared to 87.8% for the nine months ended September 30, 2023. The decrease as a percentage of revenues was largely attributable to the change in the revenue mix of our services primarily the related to the deconsolidation of our European joint venture, one time litigation expense in the prior year with recovery in the current year and decreased incentive compensation expense.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses as a percentage of revenues for the nine months ended September 30, 2024 was 9.4%, compared to 5.9% for the nine months ended September 30, 2023. The increase as a percentage of revenues was primarily due to a $57.4 million increase in costs associated with our internal reorganization activities, largely related to professional fees and severance and the continued investment in our support services including our technology solutions.

Impairment of Goodwill

We recognized a $99.7 million non-cash goodwill impairment charge during the nine months ended September 30, 2024. The impairment charges were due to the pending sale of one of the businesses that comprised a substantial portion of the Branded Agencies reporting unit.

Depreciation and Amortization Expense

Depreciation and amortization expense was $152.9 million for the nine months ended September 30, 2024 compared to $157.4 million for the nine months ended September 30, 2023. The decrease is largely attributable to a decrease in the depreciation and amortization from the deconsolidation of our European joint venture.

Operating Income (Loss) from Continuing Operations

	Nine Months Ended September 30,		Change
(amounts in thousands)	2024	2023	$	%
Branded Services	$(141,608)	$11,607	$(153,215)	Not Meaningful
Experiential Services	3,398	2,450	948	38.7%
Retailer Services	13,824	11,870	1,954	16.5%
Total operating (loss) income from continuing operations	$(124,386)	$25,927	$(150,313)	(579.8)%

In the Branded Services segment, the decrease in operating income during the nine months ended September 30, 2024 was primarily due to the goodwill impairment and the decrease in revenue noted above and an increase in costs associated with our internal reorganization activities combined with continued investment in our support services including our technology solutions.

In the Experiential Services segment, the increase in operating income during the nine months ended September 30, 2024 was due to the increase in revenues as described above, partially offset by an increase in costs associated with our internal reorganization activities combined with continued investment in our support services including our technology solutions.

In the Retailer Services segment, the increase in operating income during the nine months ended September 30, 2024 was due to improved margins in our services partially offset by an increase in costs associated with our internal reorganization activities and continued investment in our support services including our technology solutions.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability was $0.4 million of non-cash gain for the nine months ended September 30, 2024, whereas the nine months ended September 30, 2023 had a non-cash loss of $0.6 million.

Interest Expense, net

Interest expense, net decreased by $5.4 million, or 4.5%, to $114.5million for the nine months ended September 30, 2024, from $119.9 million for the nine months ended September 30, 2023. The decrease in interest expense was primarily due to lower debt balances as a result of repurchases of Term Loan Facility and Senior Secured Notes as further described in “Liquidity and Capital Resources—Description of Credit Facilities—Senior Secured Notes”, partially offset by changes in the fair value of our derivative instruments during the nine months ended September 30, 2024.

Benefit from Income Taxes

Benefit from income taxes was $38.0 million for the nine months ended September 30, 2024 as compared to $16.0 million of benefit from income taxes for the nine months ended September 30, 2023. The fluctuation was primarily attributable to a larger pre-tax loss during the nine months ended September 30, 2024 compared to a smaller pre-tax loss during the nine months ended September 30, 2023 and $2.6 million of tax expense from return to provision adjustments during the nine months ended September 30, 2024. Also contributing to the variance was the application of the windfall of $0.8 million of stock-based compensation for the nine months ended September 30, 2024, as compared to a $4.1 million shortfall for stock-based compensation for the nine months ended September 30, 2023 and the release of the valuation allowance of $1.1 million that was determined not to be necessary for the nine months ended September 30, 2024.

Provision for income taxes from discontinued operations was $41.4 million for the nine months ended September 30, 2024, while the income tax provision from discontinued operations was $3.6 million for the nine months ended September 30, 2023. The income tax expense for the nine months ended September 30, 2024 and 2023 was impacted primarily by the result of pre-tax income and divested entities.

Net Loss from Continuing Operations

Net loss from continuing operations was $200.5 million for the nine months ended September 30, 2024, compared to net loss from continuing operations of $78.5 million for the nine months ended September 30, 2023. The increase in net loss from continuing operations was primarily driven by goodwill impairment recorded in 2024.

Net Income (Loss) from Discontinued Operations

Net income from discontinued operations was $53.7 million for the nine months ended September 30, 2024, compared to net loss from discontinued operations of $0.4 million for the nine months ended September 30, 2023. The increase in net income from discontinued operations was primarily driven by the $95.3 million gain on divestitures for the nine months ended September 30, 2024.

Adjusted Net Income

The decrease in Adjusted Net Income for the nine months ended September 30, 2024 was primarily attributable to increases in selling, general, and administrative expenses, partially offset by an increase in the benefit from income taxes. For a reconciliation of Adjusted Net Income to Net income, see “ —Non-GAAP Financial Measures.”

Adjusted EBITDA from Continuing Operations and Adjusted EBITDA by Segment

	Nine Months Ended September 30,		Change
(amounts in thousands)	2024	2023	$	%
Branded Services	$125,987	$154,298	$(28,311)	(18.3)%
Experiential Services	62,603	39,792	22,811	57.3%
Retailer Services	72,869	71,333	1,536	2.2%
Total Adjusted EBITDA from Continuing Operations	$261,459	$265,423	$(3,964)	(1.5)%

Adjusted EBITDA from Continuing Operations decreased by $3.9 million, or 1.5%, to $261.5 million for the nine months ended September 30, 2024, from $265.4 million for the nine months ended September 30, 2023. In the Branded Services segment, the decrease was primarily attributable to the decline in revenues as described above. In the Experiential Services segment, the increase was driven largely by the growth in revenues from the in-store sampling and demonstration services as described above. In the Retailer Services segment, Adjusted EBITDA was relatively unchanged. All three of our segments experienced increased costs from continued investment in our support services including our technology solutions. For a reconciliation of Adjusted EBITDA from Continuing Operations to Net income, see “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net (loss) income before (i) net income attributable to noncontrolling interest, (ii) impairment of goodwill and indefinite-lived assets, (iii) gain on deconsolidation of subsidiaries, (iv) equity-based compensation of Karman Topco L.P., (v) changes in fair value of warrant liability, (vi) fair value adjustments of contingent consideration related to acquisitions, (vii) acquisition and divestiture related expenses, (viii) restructuring expenses, (ix) reorganization expenses, (x) litigation expenses, (xi) amortization of intangible assets, (xii) costs associated with COVID-19, net of benefits received, (xiii) gain on repurchases of Term Loan Facility and Senior Secured Notes debt, (xiv) costs associated with (recovery from) the Take 5 Matter, (xv) other adjustments that management believes are helpful in evaluating our operating performance, and (xvi) related tax adjustments.

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

Adjusted Net Income

A reconciliation of Adjusted Net Income to Net loss is provided in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss	$(37,320)	$(29,632)	$(200,469)	$(78,549)
Less: net income attributable to noncontrolling interests	—	1,437	—	2,346
Add:
Impairment of goodwill and indefinite-lived assets	—	—	99,670	—
Equity-based compensation of Karman Topco L.P. (a)	(178)	209	(658)	(3,278)
Changes in fair value of warrant liability	40	587	(359)	587
Fair value adjustments related to contingent consideration related to acquisitions (b)	—	1,518	1,678	10,487
Acquisition and divestiture related expenses (c)	127	332	(1,207)	3,064
Restructuring expenses (d)	24,118	—	24,118	—
Reorganization expenses (e)	18,637	21,372	73,980	38,304
Litigation expenses (recovery) (f)	(1,713)	4,314	(2,422)	8,664
Amortization of intangible assets (g)	44,529	46,851	132,988	140,861
Costs associated with COVID-19, net of benefits received (h)	—	(49)	—	3,285
Gain on repurchases of Term Loan Facility and Senior Secured Notes debt (i)	(4,038)	(272)	(7,091)	(5,241)
Costs associated with the Take 5 Matter, net of (recoveries) (j)	385	53	1,081	(1,443)
Tax adjustments related to non-GAAP adjustments (k)	(20,920)	(19,071)	(66,420)	(50,443)
Adjusted Net Income	$23,667	$24,775	$54,889	$63,952

__________________

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

(d)

Restructuring charges including programs designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes. Restructuring expenses include costs associated with the Voluntary Early Retirement Program (“VERP”) and employee termination benefits associated with a reduction-in-force ("2024 RIF") and other optimization initiatives.

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

(i)

Represents a gain associated with the repurchases of Term Loan Facility and Senior Secured Notes, net of deferred financing fees related to repricing of Term Loan Facility. For additional information, refer to Note 4—Debt to our unaudited condensed financial statements for the three and nine months ended September 30, 2024 and 2023.

(j)

Represents cash receipts from an insurance policy for claims related to the Take 5 Matter and costs associated with investigation and remediation activities related to the Take 5 Matter, primarily professional fees and other related costs.

(k)

Represents the tax provision or benefit associated with the adjustments above, taking into account the Company’s applicable tax rates, after excluding adjustments related to items that do not have a related tax impact

Adjusted EBITDA

Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA by Segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA from Continuing Operations and Adjusted EBITDA from Discontinued Operations mean net (loss) income before (i) interest expense (net), (ii) provision for (benefit from) income taxes, (iii) depreciation, (iv) amortization of intangible assets, (v) impairment of goodwill, (vi) changes in fair value of warrant liability, (vii) stock-based compensation expense, (viii) equity-based compensation of Karman Topco L.P., (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition and divestiture related expenses, (xi) (gain) loss on divestitures, (xii) restructuring expenses, (xiii) reorganization expenses, (xiv) litigation expenses (recovery), (xv) costs associated with COVID-19, net of benefits received, (xvi) costs associated with (recovery from) the Take 5 Matter, (xvii) EBITDA for economic interests in investments and (xviii) other adjustments that management believes are helpful in evaluating our operating performance.

Adjusted EBITDA by Segment means, with respect to each segment, operating income (loss) from continuing operations before (i) depreciation, (ii) amortization of intangible assets, (iii) impairment of goodwill, (iv) stock-based compensation expense, (v) equity-based compensation of Karman Topco L.P., (vi) fair value adjustments of contingent consideration related to acquisitions, (vii) acquisition and divestiture related expenses, (viii) restructuring expenses, (ix) reorganization expenses, (x) litigation expenses (recovery), (xi) costs associated with COVID-19, net of benefits received, (xii) costs associated with (recovery from) the Take 5 Matter, (xiii) EBITDA for economic interests in investments and (xiv) other adjustments that management believes are helpful in evaluating our operating performance, in each case, attributable to such segment.

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

Reconciliations of Adjusted EBITDA from Continuing Operations to Net loss from continuing operations is provided in the following table:

Continuing Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net loss from continuing operations	$(37,320)	$(29,632)	$(200,469)	$(78,549)
Add:
Interest expense, net	38,969	42,275	114,484	119,883
Benefit from income taxes from continuing operations	(4,866)	(6,577)	(38,042)	(15,994)
Depreciation and amortization	51,866	52,415	152,931	157,436
Impairment of goodwill and indefinite-lived assets	—	—	99,670	—
Changes in fair value of warrant liability	40	587	(359)	587
Stock-based compensation expense (a)	8,143	8,983	24,225	29,400
Equity-based compensation of Karman Topco L.P. (b)	(178)	209	(658)	(3,278)
Fair value adjustments related to contingent consideration related to acquisitions (c)	—	1,518	1,678	10,487
Acquisition and divestiture related expenses (d)	127	332	(1,207)	3,064
Restructuring expenses (e)	24,118	—	24,118	—
Reorganization expenses (f)	18,637	21,372	73,980	38,304
Litigation (recovery) expenses (g)	(1,713)	4,314	(2,422)	8,664
Costs associated with COVID-19, net of benefits received (h)	—	(49)	—	3,285
Costs associated with the Take 5 Matter, net of (recoveries) (i)	385	53	1,081	(1,443)
EBITDA for economic interests in investments (j)	2,712	(2,483)	12,449	(6,423)
Adjusted EBITDA from Continuing Operations	$100,920	$93,317	$261,459	$265,423

Reconciliations of Adjusted EBITDA from Discontinued Operations to Net income (loss) from discontinued operations is provided in the following table:

Discontinued Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net (loss) income from discontinued operations, net of tax	$(5,456)	$7,050	$53,743	$443
Add:
Interest expense, net	—	26	48	69
Provision for income taxes from discontinued operations	29,511	2,254	41,371	3,559
Depreciation and amortization	204	4,050	4,695	12,871
(Gain) loss on divestitures (k)	(25,065)	2,553	(95,261)	20,208
Stock-based compensation expense (a)	(1,576)	1,091	(2,808)	3,109
Fair value adjustments related to contingent consideration related to acquisitions (c)	—	713	1,883	1,104
Acquisition and divestiture related expenses (d)	2,434	1,259	5,537	1,456
Reorganization expenses (f)	2,250	1,044	9,535	1,099
EBITDA for economic interests in investments (j)	—	(208)	(384)	89
Adjusted EBITDA from Discontinued Operations	$2,302	$19,832	$18,359	$44,007

Financial information by segment, including a reconciliation of Adjusted EBITDA by Segment to operating income, the closest GAAP financial measure, is provided in the following table:

Branded Services segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating (loss) income	$(12,210)	$(599)	$(141,608)	$11,607
Add:
Depreciation and amortization	33,087	35,369	97,401	106,550
Impairment of goodwill	—	—	99,670	—
Stock-based compensation expense (a)	1,829	3,689	8,552	11,309
Equity-based compensation of Karman Topco L.P. (b)	402	275	924	(1,209)
Fair value adjustments related to contingent consideration related to acquisitions (c)	—	1,518	1,678	10,471
Acquisition and divestiture related expenses (d)	49	159	153	1,484
Restructuring expenses (e)	15,392	—	15,392	—
Reorganization expenses (f)	6,959	10,730	29,863	20,280
Litigation expenses (g)	191	1,994	432	1,994
Costs associated with COVID-19, net of benefits received (h)	—	6	—	(326)
Costs associated with the Take 5 Matter, net of (recoveries) (i)	385	53	1,081	(1,443)
EBITDA for economic interests in investments (j)	2,712	(2,484)	12,449	(6,419)
Branded Services segment Adjusted EBITDA	$48,796	$50,710	$125,987	$154,298

Experiential Services segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating income	$587	$1,971	$3,398	$2,450
Add:
Depreciation and amortization	10,289	9,221	31,224	27,286
Stock-based compensation expense (a)	3,371	(778)	7,469	(1,860)
Equity-based compensation of Karman Topco L.P. (b)	(281)	(29)	(783)	(934)
Fair value adjustments related to contingent consideration related to acquisitions (c)	—	—	—	7
Acquisition and divestiture related expenses (d)	32	19	37	441
Restructuring expenses (e)	3,430	—	3,430	—
Reorganization expenses (f)	5,670	4,960	17,394	8,230
Litigation expenses (g)	201	1,276	434	1,276
Costs associated with COVID-19, net of benefits received (h)	—	(56)	—	2,896
Experiential Services segment Adjusted EBITDA	$23,299	$16,584	$62,603	$39,792

Retailer Services segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Operating income	$8,446	$5,281	$13,824	$11,870
Add:
Depreciation and amortization	8,490	7,825	24,306	23,600
Stock-based compensation expense (a)	2,943	6,072	8,204	19,951
Equity-based compensation of Karman Topco L.P. (b)	(299)	(37)	(799)	(1,135)
Fair value adjustments related to contingent consideration related to acquisitions (c)	—	—	—	9
Acquisition and divestiture related expenses (d)	46	154	(1,397)	1,139
Restructuring expenses (e)	5,296	—	5,296	—
Reorganization expenses (f)	6,008	5,682	26,723	9,794
Litigation (recovery) expenses (g)	(2,105)	1,044	(3,288)	5,394
Costs associated with COVID-19, net of benefits received (h)	—	1	—	715
EBITDA for economic interests in investments (j)	—	1	—	(4)
Retailer Services segment Adjusted EBITDA	$28,825	$26,023	$72,869	$71,333

(a)

Represents non-cash compensation expense related to performance stock units, restricted stock units, and stock options under the 2020 Advantage Solutions Incentive Award Plan and the Advantage Solutions 2020 Employee Stock Purchase Plan.

(b)

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
(d)

Represents fees and costs associated with activities related to our acquisitions, divestitures, and related reorganization activities, including professional fees, due diligence, and integration activities.

(e)

Restructuring charges including programs designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes. Restructuring expenses include costs associated with the Voluntary Early Retirement Program (“VERP”) and employee termination benefits associated with a reduction-in-force ("2024 RIF") and other optimization initiatives.

(f)	Represents fees and costs associated with various internal reorganization activities, including professional fees, lease exit costs, severance, and nonrecurring compensation costs.
(g)	Represents legal settlements, reserves, and expenses that are unusual or infrequent costs associated with our operating activities.
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

(j)

Represents additions to reflect our proportional share of Adjusted EBITDA related to our equity method investments and reductions to remove the Adjusted EBITDA related to the minority ownership percentage of the entities that we fully consolidate in our financial statements.

(k)	Represents gains and losses on disposal of assets related to divestitures and losses on sale of businesses and assets held for sale, less cost to sell.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, borrowings under the Revolving Credit Facility, and other debt. Our principal uses of cash are operating expenses, working capital requirements, acquisitions, interest on debt and repayment of debt. Principal uses of cash used in investing activities includes our enterprise resource planning initiative, which includes upgrading our information system platform.

Cash Flows

A summary of our cash operating, investing and financing activities from continuing operations are shown in the following table:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities from continuing operations	$78,009	$172,576
Net cash provided by (used in) investing activities from continuing operations	211,427	(10,256)
Net cash used in financing activities from continuing operations	(207,122)	(115,170)
Net effect of foreign currency changes on cash from continuing operations	(1,405)	655
Net change in cash, cash equivalents and restricted cash	$80,909	$47,805

Net Cash Provided by Operating Activities

Net cash provided by operating activities from continuing operations during the nine months ended September 30, 2024 consisted of net loss of $200.5 million adjusted for certain non-cash items, including impairment of goodwill of $99.7 million, gain on repurchases of Senior Secured Notes and Term Loan Facility, net of cost of extinguishments, of $9.1 million, depreciation and amortization of $152.9 million, stock-based compensation of $24.2 million and effects of changes in working capital. Net cash provided by operating activities from continuing operations during the nine months ended September 30, 2023 consisted of net loss of $78.5 million adjusted for certain non-cash items, including depreciation and amortization of $157.4 million, stock-based compensation of $29.4 million and effects of changes in working capital. The decrease in cash provided by operating activities from continuing operations during the nine months ended September 30, 2024 relative to the same period in 2023 was primarily due to an increase in one-time transformation costs during the nine months ended September 30, 2024.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities from continuing operations during the nine months ended September 30, 2024 primarily consisted of the proceeds from divestitures of $275.7 million, partially offset by the purchase of property and equipment of $50.4 million, primarily related to our ERP initiative, which includes upgrading our information system platform, and the purchase of investments in unconsolidated affiliates of $13.9 million. Net cash used in investing activities during the nine months ended September 30, 2023 primarily consisted of the purchase of property and equipment of $24.4 million and proceeds from divestitures of $12.8 million.

Net Cash Used in Financing Activities

Cash flows used in financing activities from continuing operations during the nine months ended September 30, 2024 were primarily related to repurchases of Senior Secured Notes and Term Loan Facility of $147.1 million, repayment of principal on our Term Loan Facility of $9.9 million\, payments for taxes related to net share settlement of $11.7 million, payments of contingent consideration of $5.7 million and payments related to the share repurchase program of $34.1 million.

Cash flows used in financing activities during the nine months ended September 30, 2023 were primarily related to repurchases of the Term Loan Facility of $104.0 million, repayment of principal on our Term Loan Facility of $10.2 million, payments of contingent consideration and holdback payments of $1.9 million, payments for taxes related to net share settlement of $1.3 million, partially offset by $2.2 million related to proceeds from the issuance of Class A common stock.

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

Revolving Credit Facility

Our Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $500.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under our Revolving Credit Facility then in effect. Loans under the Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A., is administrative agent and ABL Collateral Agent. The Revolving Credit Facility is scheduled to mature in December 2027. We may use borrowings under the Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments. As of September 30, 2024, we had unused capacity under our Revolving Credit Facility available to us of $500.0 million, subject to borrowing base limitations (without giving effect to approximately $44.1 million of outstanding letters of credit and the borrowing base limitations for additional borrowings).

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

Term Loan Facility

The Term Loan Facility is a term loan facility denominated in U.S. dollars in an aggregate principal amount of $1.1 billion as of September 30, 2024. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the original issued amount of $1.3 billion principal amount. Borrowings will bear interest at a floating rate of Term SOFR plus an applicable margin of 4.25% per annum, subject to additional spread adjustment on SOFR ranging from 0.11% to 0.26%.

The Borrower may voluntarily prepay loans or reduce commitments under the Term Loan Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. The Company voluntarily repurchased an aggregate of $29.8 million principal amount of its Term Loan Facility during the nine months ended September 30, 2024. The Company recognized a gain on the repurchases of $0.5 million for the nine months ended September 30, 2024 as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

The Borrower may voluntarily prepay loans or reduce commitments under the Senior Secured Notes, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. The Company voluntarily repurchased an aggregate of $127.9 million principal amount of its Senior Secured Notes during the nine months ended September 30, 2024. The Company recognized a gain on the repurchase of $8.6 million for the nine months ended September 30, 2024, as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. There were no repurchases of Senior Secured Notes during the nine months ended September 30, 2023.

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

Cash and Cash Equivalents Held Outside the United States

As of September 30, 2024, and December 31, 2023, $64.7 million and $43.8 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries. As of September 30, 2024, and December 31, 2023, $23.7 million and $30.4 million, respectively, of our cash and cash equivalents were held by foreign branches.

We assessed our determination as to our indefinite reinvestment intent for certain of our foreign subsidiaries and recorded a deferred tax liability of approximately $0.5 million of withholding tax as of September 30, 2024 for unremitted earnings in Canada with respect to which we do not have an indefinite reinvestment assertion. We will continue to evaluate our cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds from the foreign subsidiaries except for Canada. We have continued to assert indefinite reinvestment on all other earnings as it is necessary for continuing operations and to grow the business. If at a point in the future our assertion changes, we will evaluate tax-efficient means to repatriate the income. In addition, we expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities such as business acquisitions or to settle debt, we could elect to repatriate future earnings from foreign jurisdictions. These alternatives could result in higher income tax expense or increased interest expense. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of September 30, 2024, to be indefinitely reinvested and, accordingly, no provision has been made for taxes in excess of the $0.5 million noted above.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are included in our 2023 Annual Report and did not materially change during the nine months ended September 30, 2024 except as included below.

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

Notwithstanding the foregoing, during the second quarter of fiscal year 2024, we determined a triggering event occurred and an impairment assessment was warranted for the Branded Agencies reporting unit goodwill due to the pending sale of one of the businesses that comprised a substantial portion of the assets, liabilities, and prospective cash flows of the Branded Agencies reporting unit.

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

As a result of the impairment test performed, we recognized a goodwill impairment charge of $99.7 million related to the Company's Branded Agencies reporting unit goodwill during the second quarter of fiscal year 2024, which has been reflected in “Impairment of goodwill” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. As a result of this charge, an immaterial amount of goodwill remains in this reporting unit.

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

In December 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the CODM. The standard is effective for us beginning in fiscal year 2024 and interim periods within fiscal year 2025. We are currently evaluating the impact of ASU 2023-07 on the consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for the Company beginning in fiscal year 2026 and interim periods within fiscal year 2027, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2024-03 on the consolidated financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our exposure to foreign currency exchange rate fluctuations is primarily the result of foreign subsidiaries and foreign branches primarily domiciled in Canada. We use financial derivative instruments to hedge foreign currency exchange rate risks associated with our Canadian operations.

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated loss before taxes would have decreased by approximately $3.0 million for the nine months ended September 30, 2024.

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

We had interest rate cap and collar contracts with an aggregate notional value of principal of $1,350.0 million and $950.0 million as of September 30, 2024 and December 31, 2023, respectively, from various financial institutions to manage our exposure to interest rate movements on variable rate credit facilities. The interest rate cap and collar contracts will mature on December 16, 2024 and April 5, 2026, respectively. In July 2024, we entered into two interest rate collar contracts with a notional value of principal of $200.0 million each. The interest rate collar contracts are effective December 16, 2024 and will mature on April 5, 2027 and 2028. The aggregate fair value of our interest rate caps and collars represented an outstanding net asset of $4.1 million as of September 30, 2024.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the Term Loan Facility and Revolving Credit Facility would have resulted in an increase of $0.6 million in interest expense, net of gains from interest rate caps and collars, for the nine months ended September 30, 2024.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2021, we announced that our board of directors authorized a share repurchase program (the “2021 Share Repurchase Program”) pursuant to which we may repurchase up to $100.0 million of our Class A common stock.

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

During the three months ended September 30, 2024, we executed open market purchases of $13.3 million of our Class A common stock under the 2021 Share Repurchase Program. As of September 30, 2024, there remained $48.6 million of share repurchase availability under the 2021 Share Repurchase Program.

The following tables sets forth repurchases of our Class A common stock during the three months ended September 30, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
July 1, 2024 to July 31, 2024	2,485,948	$3.71	10,886,023	$52,404
August 1, 2024 to August 31, 2024	1,038,957	$3.67	11,924,980	$48,590
September 1, 2024 to September 30, 2024	—		11,924,980	$48,590

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2024, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ADVANTAGE SOLUTIONS INC.

By:	/s/ David Peacock
David Peacock
Chief Executive Officer (Principal Executive Officer)
Date:	November 12, 2024

By:	/s/ Christopher Growe
Christopher Growe
Chief Financial Officer (Principal Financial Officer)
Date:	November 12, 2024