Form 10-K
period 2024-12-31
Advantage Solutions Inc.
filed 2025-03-07
CIK 1776661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $3.22 reported on the Nasdaq Global Select Market, was approximately $309 million.

As of March 5, 2025, there were 321,408,856 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this report to the extent stated.

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

Item 1. Business

Our Company

As a leading business solutions provider to consumer-packaged goods companies and retailers, we offer a platform of high-quality, interconnected, essential, business-critical omni-channel services such as brokerage (headquarter sales), retail merchandising, in-store sampling and private brand development. We assist brands and retailers of all sizes in getting the right products on the shelf - both physical or digital - and into the hands of consumers however they choose to shop. We innovate as a trusted partner with our clients, solving problems to increase efficiency, effectiveness and sales across various channels.

We are proud to serve more than 4,000 clients across diverse categories, such as grocery, mass merchandisers, club, drug and convenience retailers, maintaining trusted relationships and reach spanning more than 100,000 coast-to-coast locations. Our services reflect our differentiated business systems, talent, relationships, scale and expertise. We listen, learn and invest in capabilities that help us meet the evolving needs of brands and retailers. This approach enables us to address existing challenges more effectively and tackle new issues promptly while navigating an increasingly omni-channel world.

Our experience and the transformation underway are designed to improve our core capabilities through technology and strategic partnerships over time. We are committed to staying at the forefront of industry trends to harness data and analytic solutions that support our teammates in creating, executing, and measuring insight-based plans to foster our clients’ business growth.

At the most fundamental level:

•
We operate at the nexus of consumer-packaged goods companies and retailers and are trusted partners for both.
•
We help our clients sell more while spending less, making their operations more effective and efficient.
•
We succeed by delivering market-leading services daily and offering innovative client solutions through a nimble operating platform.
•
We drive our productivity to fuel reinvestment and growth in Advantage Solutions.
•
Simply put, we seek to operate better, cost-effectively, and faster, keeping commerce and life moving for clients and consumers.

Our Solutions

Our interconnected solutions for consumer-packaged goods brands and retailers are provided across three segments — Branded Services, Experiential Services and Retailer Services.

Branded Services

We serve as the strategic extension of consumer-packaged goods brands by offering services that include selling to retailers, retail merchandising and omni-channel marketing. We typically generate revenues on a commission, fee-for-service or cost-plus basis.

Our primary branded services include:

Brokerage Services (Headquarter Sales)

Our brokerage service offerings focus on providing solutions for branded consumer goods manufacturers and retailers. We represent our clients and facilitate relationships with retailers across a range of matters, including business development and sales planning that drives awareness and gets brands onto physical and digital shelves for consumers.

We create customized, data-driven business plans for clients and present business cases that aim to increase product distribution and optimize shelf placement, pricing and promotion of their products within our extensive network of industry contacts spanning retailer buying organizations and senior executive ranks. Our services are enhanced by our comprehensive understanding of both the manufacturers’ and retailers’ strategic priorities and proactive approach to identifying business-building opportunities. Our scale allows us to offer these services locally, regionally or nationally for a client’s designated product, brand, or entire portfolio.

To support our sales efforts, we have a dedicated team of analytics professionals who provide category and space management services. These experts analyze consumer purchase and retailer data to identify retail opportunities that increase sales of our client's products and categories.

We utilize analytical tools that aggregate data to inform sales strategies to expand product distribution and optimize other factors such as assortment, planograms, pricing and trade promotions. Additionally, we employ post-promotion analytical tools, working closely with clients and retailers to make the necessary adjustments that align with sales and profit objectives at the product and category level.

Furthermore, we offer advanced analytical services for clients, including retailer point-of-sale and primary market and shopper research.

Branded Merchandising

We deploy teams in retail locations that draw on our comprehensive insights to support consumer packaged goods companies' in-store sales strategies. Our teammates conduct regular and ad hoc store visits to manage product availability and positioning, implement promotions, install point-of-purchase displays, and perform other value-added merchandising services down to the aisle, shelf, and SKU.

We offer our clients a wide array of flexible service models for our retail services coverage. In our dedicated coverage model, our teammates perform services exclusively for a particular client and have intimate knowledge of its categories and products. Our syndicated coverage model utilizes shared teams in particular channels to perform services for multiple clients while in a store. We also offer hybrid coverage models whereby clients can choose to have dedicated teams covering designated channels or retailers and syndicated coverage for other channels.

Our branded merchandising services leverage internally sourced or third-party technologies for daily point-of-sale store data, supply chain data and advanced algorithms to target and correct potential store-level merchandising issues in real-time, such as stock-keeping units that are void, out of stock or past expiration. We use this information to improve the routing of our retail teams to address client’s needs and mitigate risk. We also prioritize our teammates’ work to address the highest-value opportunities while conducting a store visit.

We also offer supply chain and logistics services that deliver a more efficient and seamless flow of products from the warehouse to the consumer. We navigate retail distribution complexities and enhance consumer experiences with timely delivery and customer satisfaction. We help clients reach their target audiences by leveraging technology to optimize logistics, procurement and supply chain management.

We regularly seek opportunities to enhance our suite of technologies through internal development and strategic partnerships. For example, we recently implemented routing software that can efficiently and effectively guide our teammates from location to location, considering store volume, sales velocity, location and in-store conditions.

Additionally, our teammates utilize merchandising applications and scanners in-store to efficiently and effectively execute various activities such as distribution tasks, validating promotional compliance or answering survey questions.

Omni-commerce Marketing Services

We create distinct, shopper-centric brand experiences that seek to stand out physically and digitally across multiple consumer touchpoints, including digital shelf, Amazon, in-store, promotions, social/influencer, media, custom content and beyond. We immerse ourselves in each brand, leveraging consumer insights and retail intelligence to craft memorable campaigns that help brands break through and grow. Consumer packaged goods companies also hire us for national consumer promotions designed to broadly stimulate demand and awareness of their products.

Experiential Services

We help brands break through, build loyalty, and drive sales with omni-channel sampling experiences in-store and online. We are a global leader in sampling and demonstration services, which we believe enhance the shopper experience and accelerate buy rates across channels and touchpoints, driving trial, sales lift, and brand loyalty. We manage highly customized, large-scale sampling programs for leading brands and retailers. Revenues are primarily recognized as fee-for-service and cost-plus fees for providing in-store, digital sampling, and demonstrations.

We cultivate community, loyalty, and results-driven relationships through world-class brand events. We design, orchestrate, and execute brand and premium events connecting consumers with brands, retailers, and products, leveraging our expertise in consumer insights and experiential marketing.

Retailer Services

We provide retailers end-to-end solutions, including private brand strategy, merchandising, retail media and aisle/shelf optimization.

Retailer Services segment revenues are primarily recognized in commissions, fee-for-service, and cost-plus fees for providing consulting services related to private brand development, the execution of merchandising strategies and marketing strategies within retailer locations, including retail media networks and analyzing shopper behavior.

Our primary retailer services include:

Retailer Merchandising

We serve select retailers as their exclusive providers and other retailers as authorized providers of in-store merchandising or reset services. For some of our retailer clients, we perform other in-store services, such as compliance audits, data collection, in-store product assembly and certain advisory services, such as analytics and planogram services to increase sales and optimize inventory and space management. These services allow the retailer’s personnel to focus on interacting with and servicing its shoppers.

We equip retailers with experienced trade professionals, movers and lifters to build out and bring the physical shopping experience to life.

Advisory Services

We expand our clients’ businesses globally with our leading private brand agency, Daymon. We have the expertise to drive loyalty, differentiation, and sales by combining strong relationships through decades of partnerships with manufacturers and retailers. We help maximize the market potential of private brand portfolios by providing comprehensive strategy, development and management services to retailers and private brand manufacturers.

By leveraging our analytical capabilities and expertise, we develop strategies and provide insights that help retailers establish and grow productive and profitable private brand programs across new and existing product categories. This process often begins with a thorough marketplace analysis to develop a private brand portfolio strategy that aligns with a client’s priorities. We help identify the most compelling product categories to target and specific products to develop. We also provide packaging and design services to bring our retailer clients’ brands to life through strong brand identities. Our retailer clients are supported by analytical teams and teammates who execute strategies through assortment planning, product sourcing and marketing and ongoing program management.

Agency Services

We manage a wide variety of media, merchandising and display platforms for retailers, including multi-manufacturer print and digital circular programs. We offer targeted media and advertising solutions powered by our proprietary data or through third-party partnerships that deliver to curated, custom audiences. Our cross-screen advertising capabilities enable advertisers to target and engage with custom audience segments across devices via rich media, display, email and value exchange ads.

Government Regulation

In connection with the services we provide, we must comply with various laws and regulations from federal, state, local and foreign regulatory agencies. We believe that we are in material compliance with regulatory requirements applicable to our business. These regulatory requirements include, without limitation:

•
federal, state, local and foreign laws and regulations involving minimum wage, overtime, exempt or non-exempt status, health care, sick leave, lunch and rest breaks and other similar wage, benefits and hour requirements and other similar laws;
•
Title VII of the Civil Rights Act and the Americans with Disabilities Act and regulations of the U.S. Department of Labor, the Occupational Safety & Health Administration, the U.S. Equal Employment Opportunity Commission and the equivalent state agencies and other similar laws;
•
food safety matters (e.g., federal, state and local certification and training and inspection and enforcement of standards for our teammates, facilities, equipment and the products we promote), alcohol beverage regulations, food and permitting matters (e.g., licensing under the Perishable Agricultural Commodities Act and regulations from the U.S. Department of Agriculture), custom and import matters with respect to products imported to and exported across international borders;
•
federal and foreign laws and regulations regarding tariffs, taxes, embargoes, retaliations and other governmental responses;
•
the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other similar anti-bribery and anti-kickback laws and regulations that generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business; and
•
federal, state and foreign anti-corruption, data protection, privacy, consumer protection, content regulation and other laws and regulations, including without limitation, GDPR and the CCPA.

Human Capital Management

Our people, who we refer to as our teammates, represent one of the most important assets to our business. As of December 31, 2024, we employed approximately 69,000 teammates. Approximately 17,000 are full-time and approximately 52,000 are part-time. Approximately 52,000 of our teammates are in the United States. As of December 31, 2024, none of our teammates in the United States were represented by a trade union or were the subject of a collective bargaining agreement.

We are committed to promoting a performance culture with a high degree of teammate engagement and an environment where everyone feels welcomed and included. Our talent and leadership development programs are intended to foster our teammates’’ ambitions, help develop their careers and support their changing needs and the needs of the business. We believe that our teammates’ contributions and active engagement with their fellow teammates are important to the strength of our operational and financial performance. Furthermore, as our company transforms within an evolving industry, we are focused at all levels on improving turnover, retention, development, and the overall teammate experience.

We historically experience meaningful turnover among our entry-level part-time teammates each year We experience less turnover among our mid-level and senior-level teammates. Given the nature of our services, our recruiting and retention practices are important to meeting the needs and expectations of our clients and customers. As such, we set clear objectives with our teammates, analyze performance and reward and recognize teammates who outperform. At the same time, we remain committed to providing opportunities for our teammates to grow and develop their careers with us and encourage internal movement including promotions to leadership roles within our business units for high-performing or motivated teammates. No matter their career goals, we are committed to developing, rewarding and retaining high-performing teammates as we transform our business in response to the ever-changing needs of our clients and industry.

We strive to cultivate respect, trust and transparency, and we embrace a diversity of thought and of people. We are committed to creating a workplace where our teammates are seen, heard, respected, protected, valued, feel a sense of belonging and have an opportunity to pursue their career goals and dreams. We believe diversity, equity and inclusion are important components of our commitment to putting people first and our long-term operational and financial success. We believe that a diverse workforce that is reflective of our diverse customer base will position us to better understand customers’ wants and needs, which we believe drives our ability to deliver superior customer value and successfully innovate. Diverse perspectives amongst our teammates allow them to evaluate issues through different experiences and perspectives and help guide us in a thoughtful way. Our diversity, equity and inclusion efforts include enterprise-wide training, a diversity equity and inclusion board, and eight distinct resource groups, and we encourage a culture of inclusivity.

Intellectual Property

We own or have the rights to use certain trade names and trademarks that are registered with the U.S. Patent and Trademark Office or other foreign trademark registration offices or exist under common law in the United States and other jurisdictions. Trade names that are important in identifying and distinguishing our business include, but are not limited to, Advantage Solutions, Advantage Sales, Daymon, SAS and, Club Demonstration Services. Our rights to some of these trade names and trademarks may be limited to select markets. We also own domain names, including advantagesolutions.net and youradv.com.

We rely on trade secrets, including unpatented know-how, and proprietary systems and information, to maintain and develop our technology-enabled services. We try to protect trade secrets and know-how by taking reasonable steps to keep them confidential, including entering into nondisclosure and confidentiality agreements with our teammates and contractors that contain confidentiality obligations and entering into invention assignment commitments that obligate teammates and contractors to assign to us any inventions developed in the course of their work for us.

Available Information

We maintain a link to investor relations information on our website, https://youradv.com, where we make available, free of charge, SEC filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. All SEC filings are also available at the SEC’s website at www.sec.gov. our website and the information contained on or connected to our website are not incorporated by reference herein, and our web address is included as an inactive textual reference only.

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
•
our ability to hire, timely train and retain talented individuals for our workforce, and to maintain our corporate culture as we grow;

•
the effects of future pandemics and the measures taken to mitigate their spread including their adverse effects on our business, results of operations, financial condition and liquidity;
•
developments with respect to retailers that are out of our control;
•
our ability to continue to generate significant operating cash flow;
•
consolidation within the industry of our clients creating pressure on the nature and pricing of our services;
•
consumer goods manufacturers and retailers reviewing and changing their sales, retail, marketing and technology programs and relationships;
•
our ability to successfully develop and maintain relevant omni-channel services for our clients in an evolving industry and to otherwise adapt to significant technological change;
•
interruption of supply chains and tariffs, retaliations or other governmental restrictions;
•
client procurement strategies putting additional operational and financial pressure on our services;
•
our ability to avoid or manage business conflicts among competing brands;
•
limitations, restrictions and business decisions involving our joint ventures and minority investments;
•
our ability to identify attractive acquisition targets, acquire them at attractive prices and successfully integrate the acquired businesses;
•
difficulties in integrating acquired businesses;
•
complications with the implementation of our new enterprise resource planning system;
•
changes in applicable laws or regulations;
•
the possibility that we may be adversely affected by other political, economic, business and/or competitive factors;
•
failure to meet environmental, social and governance expectations or standards could adversely affect our business, results of operations, financial condition or stock price;
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

Market competition has caused and may continue to cause us to increase the salaries or wages paid to our teammates or the benefits packages that they receive. If we experience further market-driven increases in salaries, wage rates or benefits packages or if we fail to increase our offered salaries, wages or benefits packages competitively, the quality of our workforce could decline, causing our standards of client service to suffer. Low unemployment rates or lower levels of labor force participation rates may increase the likelihood or impact of such market pressures. Any of these changes affecting wages or benefits for our teammates could adversely affect our business, financial condition or results of operations.

Changes in labor laws related to employee hours, wages, job classification and benefits, including health care benefits, could adversely affect our business, financial condition or results of operations. As of December 31, 2024, we employed approximately 69,000 teammates, many of whom are paid above, but near, applicable minimum wages, and their wages may be affected by changes in minimum wage laws.

Additionally, many of our salaried teammates are paid at rates that could be impacted by changes to minimum pay levels for exempt roles. Certain state or municipal jurisdictions in which we operate have recently increased their minimum wage by a significant amount, and other jurisdictions are considering or plan to implement similar actions, which may increase our labor costs.

Any increases at the federal, state or municipal level to the minimum pay rate required to remain exempt from overtime pay may adversely affect our business, financial condition or results of operations.

An inability to hire, timely train and retain talented individuals for our workforce could adversely impact our ability to operate our business.

Our ability to meet our workforce needs, while controlling teammate-related costs, including salaries, wages and benefits, is subject to numerous external factors, including the availability of talented persons in the workforce in the local markets in which we operate, prevailing unemployment rates and competitive wage rates in such markets. We may find that there is an insufficient number of qualified individuals to fill our positions with the qualifications we seek. Competition in these communities for qualified staff could require us to pay higher wages and provide greater benefits, especially if there is significant improvement in regional or national economic conditions. We must also train and, in some circumstances, certify these teammates under our policies and practices and any applicable legal requirements. If we are unable to hire, timely train or retain talented individuals we may face higher turnover and increased labor costs, which could compromise the quality of our service, and could adversely affect our business.

Future pandemics may have an adverse effect on our business, results of operations, financial condition and liquidity.

The COVID-19 pandemic, including the measures taken to mitigate its spread, had adverse effects on our business and operations. A future pandemic or health epidemic, could adversely impact our business and results of operations in a number of ways. For example, the COVID-19 pandemic and measures taken to mitigate the spread of COVID-19, including restrictions on large gatherings, “shelter in place” health orders and travel restrictions, had far-reaching direct and indirect impacts on many aspects of our operations, including temporary termination of certain in-store demonstration services and other services, as well as on consumer behavior and purchasing patterns. In particular, our Experiential Services segment experienced a significant decline in revenues, primarily due to the temporary suspension or reduction of certain in-store demonstration services and decreased demand in our digital marketing services, both of which we believe were caused by the COVID-19 pandemic and the various governmental and private responses to the pandemic. In our sales segment, we experienced significant shifts in consumer spending preferences and habits.

We cannot predict the full extent to which a future pandemic or health epidemic, may have similar or other adverse effects on our business, financial condition, results of operations and liquidity, and the degree to which it may impact other risk factors described in this Annual Report.

Our business and results of operations are affected by developments with and policies of retailers that are out of our control.

A limited number of national retailers account for a large percentage of sales for our consumer goods manufacturer clients. We expect that a significant portion of these clients’ sales will continue to be made through a relatively small number of retailers and that this percentage is anticipated to increase if the growth of these large retailers continues. As a result, changes in the strategies of large retailers, including a reduction in the number of brands that these retailers carry or an increase in shelf space that they dedicate to private label products, could materially reduce the value of our services to these clients or these clients’ use of our services and, in turn, our revenues and profitability. Many retailers have critically analyzed the number and variety of brands they sell, and have reduced or discontinued the sale of certain of our clients’ product lines at their stores, and more retailers may continue to do so. If this continues to occur and these clients are unable to improve distribution for their products at other retailers, our business or results of operations could be adversely affected.

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

Consolidation in the consumer goods and retail industries we serve could reduce aggregate demand for our services in the future and could adversely affect our business or our results of operations. When companies consolidate, the services they previously purchased separately are often purchased by the combined entity, leading to the termination of relationships with certain service providers or demands for reduced fees and commissions. The combined company may also choose to insource certain functions that were historically outsourced, resulting in the termination of existing relationships with third-party service providers. While we attempt to mitigate the impact of any consolidation by maintaining existing or winning new service arrangements with the combined companies, there can be no assurance as to the degree to which we will be able to do so as consolidation continues in the industries we serve, and our business, financial condition or results of operations may be adversely affected.

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

Our five largest clients generated approximately 21.8% of our revenues, none of which individually generated more than 10%, in the fiscal year ended December 31, 2024. These clients are generally able to reduce or cancel spending on our services on short notice for any reason. A significant reduction in spending on our services by our largest clients, or the loss of one or more of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our business and results of operations. In addition, when large retailers suspend or reduce in-store demonstration services, such as in response to pandemic, our business and results of operations can be adversely affected.

The retail industry is evolving, and if we do not successfully develop and maintain relevant omni-channel services for our clients, our business, financial condition or results of operations could be adversely impacted.

Historically, substantially all of our sales segment revenues were generated by sales and services that ultimately occurred in traditional retail stores. The retail industry is evolving, as demonstrated by the number of retailers that offer both traditional retail stores and e-commerce platforms or exclusively e-commerce platforms. Consumers are increasingly using electronic devices to comparison shop, determine product availability and complete purchases online, or arrange for store pickup or home delivery of products, trends that have accelerated as a result of the COVID-19 pandemic, and which may continue thereafter. If consumers continue to purchase more products online, further reduce their in-store visits or e-commerce continues to displace brick-and-mortar retail sales, there may be a decrease in the demand for certain of our services. Omni-channel retailing is rapidly evolving and we believe we will need to keep pace with the changing consumer expectations and new developments by our competitors.

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

Interruption of supply chains and tariffs, retaliations or other governmental restrictions could adversely affect our business and our profitability.

The demand for our services is dependent on the ability of retailers and consumer goods manufacturers to offer and deliver products directly or indirectly to consumers. We provide services involving a wide variety of brands that are sourced from domestic and international suppliers. Any material interruption in the supply chains serving consumer goods manufacturers, retailers or ourselves, whether due to interruptions in service by our third-party logistic service providers, trade restrictions (such as increased tariffs, taxes or quotas, embargoes, customs or other governmental restrictions), pandemics, social or labor unrest, labor shortages, natural disasters, or political disputes and military conflicts that cause a material disruption in supply chains or a significant increase in supply costs could adversely affect our business and our profitability.

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

Client procurement practices could put additional operational and financial pressure on our services or negatively impact our relationships, business, financial condition or results of operations.

Many of our clients seek opportunities to reduce their costs through procurement practices that reduce fees paid to third-party service providers. As a result, certain of our clients have sought, and may continue to seek, more aggressive terms from us, including with respect to pricing and payment terms. Such activities put operational and financial pressure on our business, which could limit the amounts we earn or delay the timing of our cash receipts. Such activities may also cause disputes with our clients or negatively impact our relationships or financial results. Our clients have experienced, and may continue to experience, increases in their expenses associated with materials and logistics, which may cause them to reduce expenses elsewhere. While we attempt to mitigate negative implications to client relationships and the revenue impact of any pricing pressure by aligning our revenues opportunity with satisfactory client outcomes, there can be no assurance as to the degree to which we will be able to do so successfully. Additionally, price concessions can lead to margin compression, which in turn could adversely affect our business, financial condition or results of operations.

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

We continually assess the strategic fit of our existing businesses and may divest, spin-off, split-off or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. Since January 2023, we have divested nine businesses, and also decreased our ownership interest in our European joint venture. Such transactions pose risks and challenges that could negatively impact our business and financial statements. For example, when we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. For example, during the second quarter of fiscal year 2024, we recognized a goodwill impairment charge of $99.7 million for the Branded Agencies reporting unit goodwill due to the pending sale of one of the businesses that comprised a substantial portion of the assets, liabilities and prospective cash flows of the Branded Agencies reporting unit. In addition, divestitures or other dispositions could decrease our Adjusted EBITDA or have other adverse financial, tax and accounting impacts and distract management, and disputes can arise with buyers. The resolution of any such disputes could adversely affect for our business, financial condition or results of operations.

Divestitures or other dispositions could have significant accounting and tax implications that could negatively impact our business, financial condition or results of operations.

If we approve plans to divest or dispose a business, accounting rules may require us to reclassify assets associated with such business unit, including the value of contracts, client relationships, goodwill, and other intangible assets, as assets held for sale. Assets held for sale are recorded at the lower of their carrying value or fair value, less estimated costs to sell, and any required impairment charge is recorded upon reclassification of the assets to held for sale. Allocating goodwill to assets held for sale requires us to make certain assumptions about a business, including the financial performance of such business unit against our company as a whole. There are inherent uncertainties related to these estimates and assumptions. If actual results differ from our estimates or assumptions, including our estimated costs to sell, additional charges may be required in the future. If future charges are significant, this could have a material adverse effect on our results of operations. We will assess each divestiture or other disposition from a tax perspective and such assessment will rely on certain facts, assumptions, representations and undertakings regarding the past and future conduct of our businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, we could be subject to significant tax liabilities that minimize the benefits of such divestiture or other disposition.

Our corporate culture is a significant factor to our long-term success and, if we are unable to promote the key aspects of our culture across our organization as we transform, our business, operating results and financial condition could be harmed.

We believe our corporate culture is a significant factor to our long-term success. However, as our company transforms, including through acquisitions, divestitures and remote work, it may be difficult to promote our culture, which could reduce our ability to innovate and operate effectively. The failure to promote the key aspects of our culture as our organization transforms could result in decreased employee satisfaction, increased difficulty in attracting top talent, increased turnover and compromised quality of our client service, all of which are important to our success and to the effective execution of our business strategy. If we are unable to promote our corporate culture as we transform and execute our growth strategies, our business, operating results and financial condition could be harmed.

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

We have made substantial investments in joint ventures and minority investments and may use these and other similar methods to expand our service offerings and geographical coverage in the future. These arrangements typically involve other business services companies as partners that may be competitors of ours in certain markets. Joint venture agreements may place limitations or restrictions on our services. For example, as part of our joint venture with, and investments in Smollan, we were restricted under certain circumstances from making direct acquisitions and otherwise expanding many of our service offerings into markets outside of North America. The limitations and restrictions tied to our joint venture and minority investments limit our potential business opportunities and reduce the economic opportunity for certain prospective international investments and operations.

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

There can be no assurance that we will find attractive acquisition targets, that we will acquire them at attractive prices, that we will succeed at effectively managing the integration of acquired businesses into our existing operations or that such acquired businesses or technologies will be well received by our clients, potential clients or our investors. We could also encounter higher-than-expected earnout payments, unforeseen transaction- and integration-related costs or delays or other circumstances such as disputes with or the loss of key or other personnel from acquired businesses, challenges or delays in integrating systems or technology of acquired businesses, a deterioration in our relationship with our teammates and clients, harm to our reputation with clients, interruptions in our business activities or unforeseen or higher-than-expected inherited liabilities. Many of these potential circumstances are outside of our control and any of them could result in increased costs, decreased revenue, decreased synergies or the diversion of management time and attention.

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

Complications with the implementation of our new enterprise resource planning system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of implementing a new enterprise resource planning (“ERP”) system to replace our existing operating and financial systems. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP system without experiencing delays, increased costs and other difficulties. If we are unable to successfully implement the new ERP system as planned, our financial positions, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the ERP system as planned or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be further delayed.

We may be subject to unionization, work stoppages, slowdowns or increased labor costs.

Currently, none of our teammates in the United States are represented by a union. However, our teammates have the right under the National Labor Relations Act to choose union representation. If all or a significant number of our teammates become unionized and the terms of any collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Moreover, if a significant number of our teammates participate in labor unions, it could put us at increased risk of labor strikes and disruption of our operations or adversely affect our growth and results of operations. In December 2019, a union which commonly represents employees in the supermarket industry filed a petition with the National Labor Relations Board to represent approximately 120 of our teammates who worked in and around Boston. An election was held, and based on certified results of the election we prevailed in this election. Notwithstanding this successful election, we could face future union organization efforts or elections, which could lead to additional costs, distract management or otherwise harm our business.

If goodwill or other intangible assets in connection with our acquisitions become impaired, we could take significant charges against earnings.

We have made acquisitions to complement and expand the services we offer and intend to continue to do so when attractive acquisition opportunities exist in the market. As a result of prior acquisitions, including the acquisition of our business in 2014 by our current majority stockholder, Karman Topco L.P. (“Topco”), we have goodwill and intangible assets recorded on our balance sheet of $0.5 billion and $1.3 billion, respectively, as of December 31, 2024, as further described in Note 3—Goodwill and Intangible Assets to our consolidated financial statements for the year ended December 31, 2024.

Under accounting guidelines, we must assess, at least annually, whether the value of goodwill and other indefinite-lived intangible assets has been impaired. For example, during the year ended December 31, 2024, we recognized goodwill impairment charges of $233.2 million due to the pending sale of one of the businesses that comprised a substantial portion of the Branded Agencies reporting unit and a loss of clients and a reduction in the scope of client services as our clients in the Branded Services reporting unit implemented internal cost reduction initiatives. Refer to Note 3—Goodwill and Intangible Assets to our consolidated financial statements for the year ended December 31, 2024. During the fourth quarter of December 31, 2024, we recognized an intangible asset impairment charge of $42.0 million as a result of the triggering event for the Branded Services reporting unit.

Moreover, during the year ended December 31, 2023, we recognized an intangible asset impairment charge of $43.5 million related to our indefinite-lived trade name, in connection with our deconsolidation of the European joint venture and planned disposition of the foodservice businesses.

During the year ended December 31, 2022, and in connection with our annual impairment assessment of goodwill and indefinite-lived intangible assets, we also recognized goodwill and intangible asset impairment charges of $1,367.5 million and $205.0 million, respectively, in our reporting units and indefinite-lived trade names. While there was no single determinative event or factor, the consideration of the weight of evidence of several factors included: (a) sustained decline in our share price; (b) challenges in the labor market and continued inflationary pressures; and (c) an increase to the discount rate as a result of the recent increases in the interest rates which adversely affected the results of the quantitative impairment tests.

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

Our business is highly dependent on our ability to manage operations and process a large number of transactions on a daily basis. We rely heavily on our operating, payroll, financial, accounting and other data processing systems which require substantial support and maintenance, and may be subject to disabilities, errors or other harms. If our data and network infrastructure were to fail, or if we were to suffer a data security breach, or an interruption or degradation of services in our data center, third-party cloud, and other infrastructure environments, we could lose important data, which could harm our business and reputation, and cause us to incur significant liabilities. Our facilities, as well as the facilities of third-parties that provide services, maintain, or otherwise have access to our data or network infrastructure, are vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cybersecurity attacks, terrorist attacks, power losses, telecommunications failures and similar events. In the event that our or any third-party provider’s systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired. Our information technology systems, and the information technology systems of our current or future third-party vendors, collaborators, consultants and service providers, could be penetrated by internal or external parties intent on extracting information, corrupting information, stealing intellectual property or trade secrets, or disrupting business processes. A third party’s decision to close facilities or terminate services without adequate notice, or other unanticipated problems, could adversely impact our operations. Any of the aforementioned risks may be augmented if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate in preventing the loss of data, service interruptions, disruptions to our operations or damages to important systems or facilities. Our data center, third-party cloud, and managed service provider infrastructure also could be subject to break-ins, cyber-attacks (including through the use of malware, software bugs, computer viruses, ransomware, social engineering, and denial of service), sabotage, intentional acts of vandalism and other misconduct, from a spectrum of actors ranging in sophistication from threats common to most industries to more advanced and persistent, highly organized adversaries. Any security breach or incident, including personal data breaches, that we experience could result in unauthorized access to, or misuse, modification, destruction or unauthorized acquisition of, our internal sensitive corporate data, such as personal data, financial data, trade secrets, intellectual property or other competitively sensitive or confidential data. Such unauthorized access, misuse, acquisition or modification of sensitive data may result in data loss, corruption or alteration, interruptions in our operations or damage to our computer hardware or systems or those of our employees or customers. Our systems have been the target of cyber-attacks. Although we have taken and continue to take steps to enhance our cybersecurity posture, we cannot assure that future cyber incidents will not occur or that our systems will not be targeted or breached in the future. Any such breach or unauthorized access could result in a disruption of the Company’s operations, the theft, unauthorized use or publication of the Company’s intellectual property, other proprietary information or the personal information of customers, employees, licensees or suppliers, a reduction of the revenues the Company is able to generate from its operations, damage to the Company’s brand and reputation, a loss of confidence in the security of the Company’s business and products, and significant legal and financial exposure. If any such incident results in litigation, we may be required to make significant expenditures in the course of such litigation and may be required to pay significant amounts in damages. We may not carry sufficient business interruption insurance to compensate us for losses that may occur as a result of any events that cause interruptions in our service. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. Significant unavailability of our services due to attacks could cause us to incur significant liability, could cause users to cease using our services and materially and adversely affect our business, prospects, financial condition and results of operations.

We use complex software in our technology infrastructure, which we seek to continually update and improve. Replacing such software and infrastructure is often time-consuming and expensive and can also be intrusive to daily business operations. Further, we may not always be successful in executing these upgrades and improvements, which may result in a failure of our systems. We may experience periodic system interruptions from time to time. Any slowdown or failure of our underlying technology infrastructure could harm our business and reputation, which could materially adversely affect our results of operations. Our disaster recovery plan or those of our third-party providers may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.

Failure to comply with federal, state, and foreign laws and regulations relating to privacy, data protection, and consumer protection, or the expansion of current or the enactment of new laws or regulations relating to privacy, data protection and consumer protection, could adversely affect our business and our financial condition.

A variety of federal, state, and foreign laws and regulations govern the collection, use, retention, sharing, and security of personal information. The information, security, and privacy requirements imposed by such governmental laws and regulations relating to privacy, data protection, and consumer protection are increasingly demanding, quickly evolving, and may be subject to differing interpretations. These requirements may not be harmonized, may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another, or may conflict with other rules or our practices. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements, and obligations. Our actual or perceived failure to comply with such laws and regulations could result in fines, investigations, enforcement actions, penalties, sanctions, claims for damages by affected individuals, and damage to our reputation, among other negative consequences, any of which could have a material adverse effect on its financial performance.

We are subject to the California Consumer Protection Act of 2018, which became effective in 2020, as well as its amendment, the California Privacy Rights Act of 2020 (the “CPRA”) and accompanying regulations, the California Consumer Privacy Act Regulations (collectively, the “CCPA”). The CCPA regulates the collection, use, and processing of personal information relating to California residents, which includes our teammates. It grants certain privacy rights to California residents, including the right to access, correct, and delete personal information relating to such individuals under certain circumstances. Compliance with the new obligations imposed by the CCPA depends in part on how its requirements are interpreted and applied by the California attorney general, courts, and the new California Privacy Protection Agency. Alleged violations of the CCPA may result in substantial civil penalties or statutory damages when applied at scale, of approximately $3,000 per violation or approximately $8,000 per intentional violation of any CCPA requirement, which may be applied on a per-person or per-record basis. The CCPA also establishes a private right of action if certain personal information of individuals is subject to an unauthorized access and exfiltration, theft, or disclosure as a result of a business’s violation of the duty to implement and maintain reasonable security procedures and practices, which authorizes statutory damages of approximately $100 to $800 per person per incident even if there is no actual harm or damage to plaintiffs. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. Further, the CPRA includes additional and strengthened privacy rights for California residents, new requirements regarding sensitive data and data sharing for digital advertising, and tripled damages for violations involving children’s data.

The selling and sharing of personal information by businesses for digital advertising and marketing purposes remains a priority of regulators, including the Federal Trade Commission and California Attorney General. In August 2022, the California Attorney General announced its first enforcement action under the CCPA against a retailer that to pay penalties and comply with injunctive terms, including overhauling its online disclosures and opt-out rights and providing regular reports to the California Attorney General regarding its data sharing practices. Additionally, demand letters related to the deployment of cookies and related technologies on organizations’ websites has garnered the attention of regulators and plaintiffs’ attorneys, and likely will continue to do so.

By the end of 2025, laws similar to CCPA are expected to be in effect in at least 18 states, and this number may increase. Like the CCPA, these laws regulate the collection, use and processing of personal information relating to residents of the respective states, and grants certain privacy rights to those residents, some of which may include individuals as with the CCPA.

We are also subject to international privacy laws and regulations, many of which, such as the General Data Privacy Regulation (“GDPR”) and national laws implementing or supplementing the GDPR, such as the United Kingdom Data Protection Law 2018 (which retains key features of GDPR post-Brexit), are significantly more stringent than those currently enforced in the United States. The GDPR requires companies to meet requirements regarding the handling of personal data of individuals located in the European Economic Area (the “EEA”). The GDPR imposes mandatory data breach notification requirements subject to a 72-hour notification deadline. The GDPR also includes significant penalties for noncompliance, which may result in monetary penalties of up to the higher of €20.0 million or 4% of a group’s worldwide turnover for the preceding financial year for the most serious violations. The GDPR and other similar legal constructs require companies to give specific types of notice, and informed consent is required for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other forms of direct electronic marketing. The GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked tick boxes and bundled consents. Enforcement of the GDPR and related regulations varies by each EU Member State and is ongoing. Further laws and regulations on these topics are forthcoming, including the Regulation on Privacy and Electronic Communications (“ePrivacy Regulation”), Digital Services Act, and Digital Markets Act. The GDPR may increase our responsibility and liability in relation to personal data that we process where that processing is subject to the GDPR. In addition, we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including GDPR requirements as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices in certain jurisdictions.

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

Data protection requirements in China continued to change in 2024, with the issuance of the highly anticipated final Regulations on Promoting and Regulating Cross-Border Data Flows on March 22, 2024, effective immediately. These regulations aim to ease compliance burdens and facilitate cross-border data flows, by introducing substantial changes to the current rules over filings and security assessments of cross-border data transfers, including exemptions from and higher thresholds for filing standard contracts for outbound cross-border data transfers, applying for personal information protection certifications and conducting the mandatory data security assessment. Additionally, in January 2025, the Cyberspace Administration of China (CAC) issued a draft document titled Measures for the Certification of Personal Information Protection for Cross-Border Data Transfers for public consultation. The draft measures, comprising 20 detailed articles, outline a comprehensive framework for certifying the security and compliance of personal data transfers. As such, it is prudent to expect additional changes to China’s legal and regulatory landscape in 2025.

Although we make reasonable efforts to comply with all applicable laws and regulations and have invested and continue to invest human and technology resources into data privacy compliance efforts, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident or other claim. Data protection laws and requirements may also be enacted, interpreted or applied in a manner that creates inconsistent or contradictory requirements on companies that operate across jurisdictions. We, or our third-party service providers, could be adversely affected if legislation or regulations are expanded to require changes in our or our third-party service providers’ business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our or our third-party service providers’ business, results of operations, or financial condition. For example, we may find it necessary to establish alternative systems to maintain personal data in the EEA, which may involve substantial expense and may cause us to divert resources from other aspects of our business, all of which may adversely affect our results from operations. Further, any inability to adequately address privacy concerns in connection with our solutions, or comply with applicable privacy or data protection laws, regulations and policies, could result in additional cost and liability to us, and adversely affect our ability to offer our solutions. GDPR, CCPA, and other similar laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, or demands or orders that we modify or cease existing business practices. Our systems may not be able to satisfy these changing requirements and manufacturer, retailer, and teammate expectations, or may require significant additional investment or time in order to do so.

We expect that new industry standards, laws and regulations will continue to be proposed regarding privacy, data protection, and information security in many jurisdictions, including the European e-Privacy Regulation, which is currently in draft form, as well as at the U.S. federal and state levels. In addition, new data processes and datasets associated with emerging technologies are coming under increased regulatory scrutiny, such as biometrics, artificial intelligence, and automated decision-making. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Complying with these evolving obligations is challenging, time consuming, and expensive, and federal regulators, state attorneys general, and plaintiff’s attorneys have been, and will likely continue to be, active in this space. Expanding definitions and interpretations of what constitutes “personal data” (or the equivalent) within the United States, the EEA, and elsewhere may increase our compliance costs and legal liability. For example, the Personal Information Protection Commission (PIPC – the Republic of Korea) and the California Privacy Protection Agency (“CPPA”) signed a declaration of cooperation on January 10, 2025, emphasizing their shared commitment to safeguarding the privacy and personal information of their citizens and consumers, while recognizing the need for enhanced cross-border collaboration. This is similar to a declaration between the CPPA and the Commission Nationale de l'Informatique et des Libertés (CNIL-France), signed in June 2024, and signals to us a more robust global privacy schema may be emerging.

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

A data breach or any failure, or perceived failure, by us to comply with any federal, state, or foreign privacy or consumer protection-related laws, regulations, or other principles or orders to which we may be subject, or other legal obligations relating to privacy or consumer protection could adversely affect our reputation, brand, and business, and may result in fines, enforcement actions, sanctions, claims (including claims for damages by affected individuals), investigations, proceedings, or actions against us by governmental entities or others, or other penalties or liabilities or require us to change our operations and/or cease using certain data sets, among other negative consequences, any of which could have a material adverse effect on our business. Moreover, the proliferation of supply chain-based cyber-attacks and vendor security incidents increases these potential risks and costs even in cases where the attack did not target us, occur on our systems, or result from any action or inaction by us. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, regulators, business partners or payment companies about the incident and provide some form of remedy, such as refunds or identity theft monitoring services, for the individuals affected by the incident.

Our business is seasonal in nature and quarterly operating results can fluctuate.

Our services are seasonal in nature, with the fourth fiscal quarter typically generating a higher proportion of our revenues than other fiscal quarters. Adverse events, such as deteriorating economic conditions, higher unemployment, higher gas prices, public transportation disruptions, public health crises, including, without limitation, pandemic, natural and man-made disasters, or unanticipated adverse weather, could result in lower-than-planned sales during key revenue-producing seasons. For example, frequent or unusually heavy snowfall, ice storms, rainstorms, windstorms or other extreme weather conditions over a prolonged period could make it difficult for consumers to travel to retail stores or foodservice locations. Such events could lead to lower revenues, negatively impacting our financial condition and results of operations.

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

In recent years, there has been an increased focus from stakeholders, regulators and the public in general on ESG matters, including greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity, equity and inclusion, responsible sourcing and supply chain, human rights, and social responsibility, including changes in laws and regulations related to compliance and disclosure obligations related thereto. We actively seek to address this focus and comply with the evolving laws and regulations related thereto. However, compliance with such laws and regulations will result in increased operating costs for us. In addition, if we are unable to comply with laws and regulations or implement effective ESG strategies, our reputation among our clients and investors may be damaged and we may incur fines and/or penalties. Moreover, there can be no assurance that any of our ESG strategies will result in improved results.

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

We are dependent on technology licensed from others. If we lose our licenses, we may not be able to continue developing our products.

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

Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars, while our international operations earn revenues and incur expenses in the local currency, including Canadian dollars, Japanese Yen or New Taiwan Dollar. Because of currency exchange rate fluctuations, including possible devaluations, we are subject to currency translation exposure on the results of our operations, in addition to economic exposure. These risks could adversely impact our business or results of operations.

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

We may face potential and actual harms and uncertainties arising from the matter related to our 2018 acquisition of the Take 5 Media Group (the “Take 5 Matter”), including litigation and governmental investigations.

We acquired the business of Take 5 Media Group (“Take 5”) in April 2018, and a result of an investigation into that business, we terminated all operations of Take 5, including the use of its associated trade names and the offering of its services to its clients and offered refunds to clients of collected revenues attributable to the period after our acquisition. See “Legal Proceedings—Proceedings Relating to Take 5.”

As a result of these matters, we may be subject to a number of additional harms, risks and uncertainties, including substantial costs for legal fees in connection with or related to the potential lawsuits by clients or other interested parties who claim to have been harmed by the misconduct at Take 5, other costs and fees related to the Take 5 Matter (in excess of the amounts previously offered as refunds), potential governmental investigations arising from the Take 5 Matter. In addition, if we do not prevail in any such litigation related to these matters, we could be subject to costs related to such litigation, including equitable relief, civil monetary damages, treble damages, or repayment, which may not be covered by insurance or may materially increase our insurance costs. We have incurred and will continue to incur additional costs regardless of the outcome of any such litigation or governmental investigation. In addition, there can be no assurance to what degree, if any, we will be able to recover any such costs or damages from the former owners of Take 5 or whether such former owners of Take 5 engaged in further unknown improper activities that may subject us to further costs or damages, including potential reputational harm. Likewise, such events have caused and may cause further diversion of our management’s time and attention. Any adverse outcome related to these matters cannot be predicted at this time, and may materially harm our business, reputation, financial condition and/or results of operations, or the trading price of our securities.

Risks Related to Ownership of Our Common Stock

We are controlled by Topco, the Advantage Sponsors, and the CP Sponsor, whose economic and other interests in our business may be different from yours.

Our authorized capital stock consists of 3,290,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of February 28, 2025, the equity holders of Topco (equity funds affiliated with or advised by CVC Capital Partners, Leonard Green & Partners, Juggernaut Capital Partners, Centerview Capital, L.P., and Bain Capital (collectively, the “Advantage Sponsors”)), Topco and Conyers Park II Sponsor LLC, an affiliate of Centerview Capital Management, LLC and Conyers Park’s sponsor (the “CP Sponsor”) collectively own 229,083,807 shares, or 71.3% (including 55.9% held by Topco), of our outstanding common stock.

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

We have no current plans to pay cash dividends on our Class A common stock. The declaration, amount and payment of any future dividends on our Class A common stock will be at the discretion of our board of directors and will depend upon our results of operations, financial condition, capital requirements, and other factors that our board of directors deems relevant. The payment of cash dividends is also restricted under the terms of the agreements governing our debt and our ability to pay dividends may also be restricted by the terms of any future credit agreement or any securities we or our subsidiaries may issue.

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
•
issuances of capital stock;
•
global economic, legal, and regulatory factors unrelated to our performance; or
•
the realization of any risks described in this Annual Report under “Risk Factors.”

In addition, in the past, stockholders have instituted securities class action litigation against companies following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources, and the attention of management could be diverted from our business.

We cannot provide any guaranty that we will continue to repurchase our common stock pursuant to our stock repurchase program.

In November 2021, our board of directors authorized a share repurchase program, under which we may repurchase up to $100.0 million of our outstanding Class A common stock (the “2021 Share Repurchase Program”). As of December 31, 2024, the remaining amount available for repurchase pursuant to the 2021 Share Repurchase Program is $47.1 million. However, we are not obligated to make any further purchases under the 2021 Share Repurchase Program and we may suspend or permanently discontinue this program at any time or significantly reduce the amount of repurchases under the program. Any announcement of a suspension, discontinuance or reduction of this program may negatively impact our reputation and investor confidence.

The valuation of our private placement warrants could increase the volatility in our net (loss) income in our consolidated statements of (loss) earnings.

We determine the fair value of the liability classified private placement warrants by approximating the value with the price of the public warrants at the respective period end. The change in fair value of warrant liability represents the mark-to-market fair value adjustments to the outstanding private placement warrants issued in connection with the initial public offering of Conyers Park. Significant changes in the price of the public warrants and the number of private placement warrants outstanding may adversely affect the volatility in our net (loss) income in our Consolidated Statements of Operations and Comprehensive Loss.

Risks Related to Indebtedness

We need to continue to generate significant operating cash flow in order to fund our internal investments and acquisitions and to service our debt.

Our business currently generates operating cash flow, which we use to fund our internal investments and acquisitions to grow our business and to service our substantial indebtedness. If, because of loss of revenue, pressure on pricing from customers, increases in our costs (including increases in costs related to servicing our indebtedness or labor costs), general economic, financial, competitive, legislative, regulatory conditions or other factors, many of which are outside of our control, our business generates less operating cash flow, we may not have sufficient funds to grow our business or to service our indebtedness.

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

We have a significant amount of indebtedness. As of December 31, 2024, we had total indebtedness of $1.7 billion, excluding debt issuance costs, with an additional $44.1 million of letters of credit outstanding under our revolving credit facility. The agreements governing our indebtedness contain customary covenants that restrict us from taking certain actions, such as incurring additional debt, permitting liens on pledged assets, making investments, paying dividends or making distributions to equity holders, prepaying junior debt, engaging in mergers or restructurings, and selling assets, among other things, which may restrict our ability to successfully execute on our business plan. For a more detailed description of the covenants and material terms of our material indebtedness, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional indebtedness, which could increase the risks associated with our indebtedness.

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, as of December 31, 2024, the agreements governing our indebtedness would have permitted us to borrow up to an additional $455.9 million under our revolving credit facility. In addition, we and our subsidiaries have, and will have, the ability to incur additional indebtedness as incremental facilities under our credit agreement and we or our subsidiaries may issue additional notes in the future. If additional debt is added to our current debt levels and our subsidiaries’ current debt levels, the related risks that we and they now face could increase.

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

Borrowings under our credit facilities are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. On a pro forma basis, assuming no other prepayments of the credit facility and that our revolving credit facility is fully drawn (and to the extent that SOFR, is in excess of the 0.75% floor applicable to our revolving credit facility and our term loan credit facility, respectively), each one-eighth percentage point change in interest rates would result in an approximately $0.8 million change in annual interest expense on the indebtedness under our credit facilities. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed-rate interest payments in order to reduce interest rate volatility or risk. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully or effectively mitigate our interest rate risk.

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

Our business is subject to various, and sometimes complex, laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state, local and international governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations. In addition, our costs of compliance may increase if existing laws and regulations are revised or reinterpreted or if new laws and regulations become applicable to our operations. These costs could have an adverse impact on our business or results of operations. Moreover, our failure to comply with these laws and regulations, as interpreted and enforced, could lead to fines, penalties or management distraction or otherwise harm our business.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Certain shares of our common stock are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers, and other affiliates, as that term is defined in the Securities Act, which are to be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. Topco, the Advantage Sponsors, the CP Sponsor and members of our management have rights, subject to certain conditions, to require us to file registration statements covering Topco’s shares of our common stock or to include shares in registration statements that we may file for ourselves or other stockholders. In each of November 2020 and March 2021, we filed a registration statement on Form S-1 under which certain of our stockholders may sell, from time to time, shares of our Class A common stock, respectively, that, if sold, will be freely tradable without restriction under the Securities Act. In the event a large number of shares of Class A common stock are sold in the public market, such sales could reduce the market price of our Class A common stock.

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

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework the (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors — Failures in, data breaches of, or incidents involving, our technology infrastructure could damage our business, reputation and brand and substantially harm our business and results of operations.”

Cybersecurity Governance

Our board of directors considers cybersecurity risk as part of its risk management oversight function and has delegated risk management to the audit committee of the board of directors. In 2024, the audit committee’s charter was updated to expressly state that this oversight function includes cybersecurity risk.

The audit committee oversees management’s implementation of our cybersecurity risk management program. The audit committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the audit committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The audit committee reports to the full board of directors regarding its activities, including those related to risk management and cybersecurity. All board members are permitted to attend the meetings of the audit committee and certain board members who do not serve on the audit committee have attended cybersecurity risks presentations. In addition, cybersecurity risk briefing materials are made available to all board members. At any time, board members may raise concerns regarding our cybersecurity posture and recommend future changes to, among other things, personnel, practices, controls or procedures.

Our management team, including our Chief Digital Officer (“CDO”) and Chief Information Security Officer (“CISO”), is responsible for assessing and managing our material risks from cybersecurity threats. The Company’s cybersecurity program is primarily managed by a dedicated cybersecurity function reporting to our CISO who reports to our CDO. Our CISO has over 20 years of experience leading cybersecurity teams and managing technology risks across multiple industries, including healthcare, sales and marketing. Our CDO has over 30 years of executive experience in IT operations and was previously the Global Chief Information Officer of Walgreens-Boots Alliance, Inc., The Kraft Heinz Company and Kraft Foods Group.

Our management team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties

Our corporate headquarters are located in Clayton, Missouri, in the St. Louis-metropolitan area, where we rent approximately 6,000 square feet pursuant to a lease agreement that is scheduled to expire in August 2034.

As of December 31, 2024, we operated more than 70 offices, including in the United States and internationally.

We lease all of our properties. Leases on these offices expire at various dates from 2025 to 2034, excluding any options for renewal. We typically seek office space in proximity to retailers’ headquarters or buying offices, to aid our teammates in acting as sales representatives for our manufacturer clients.

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

Proceedings Relating to Take 5

In April 2018, we acquired the business of Take 5 Media Group (“Take 5”). As a result of an investigation into that business in 2019 that identified certain misconduct, we terminated all operations of Take 5 in July 2019 and offered refunds to clients of collected revenues attributable to the period after our acquisition. We refer to the foregoing as the “Take 5 Matter.” We voluntarily disclosed to the United States Attorney’s Office and the Federal Bureau of Investigation certain misconduct occurring at Take 5. We intend to cooperate in this and any other governmental investigations that may arise in connection with the Take 5 Matter. In October 2022, an arbitrator made a final award in our favor. We are actively pursuing the collection of this award. We are currently unable to estimate if or when we will be able to collect any amounts associated with this arbitration. The Take 5 Matter may result in additional litigation against us, including lawsuits from clients, or governmental investigations, which may expose us to potential liability in excess of the amounts we previously offered as refunds to Take 5 clients. We are currently unable to determine the amount of any potential liability, costs or expenses that may result from any lawsuits or investigations associated with the Take 5 Matter or determine whether any such issues will have any future material adverse effect on our financial position, liquidity, or results of operations. Although we have insurance covering certain liabilities, we cannot be certain that the insurance will be sufficient to cover any potential liability or expenses associated with the Take 5 Matter.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock and Warrants are currently listed on the Nasdaq Global Select Market under the symbols “ADV” and “ADVWW,” respectively. As of December 31, 2024, there were 21 holders of record of our Class A common stock and 2 holders of record of our Warrants.

Dividend Policy

We have not paid any cash dividends on our Class A common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. We do not anticipate declaring any cash dividends to holders of the Class A common stock in the foreseeable future.

Stock Price Performance

Comparison of Cumulative Total Return
Indexed Price Performance
250
200
150
100
50
0
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Advantage Solutions Inc Class A
S&P 500
S&P Consumer Staples Select Sector

The graph above compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P Consumer Staples Select Sector Index. The graph assumes an initial investment of $100 in our Class A common stock at the market close on December 31, 2019. Data for the S&P 500 Stock Index and S&P Consumer Staples Select Sector Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends. Note that past stock price performance is not necessarily indicative of future stock price performance.

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

During the year ended December 31, 2024, we executed open market purchases of $34.1 million of our Class A common stock under the 2021 Share Repurchase Program. As of December 31, 2024, there remained $47.1 million of share repurchase availability under the 2021 Share Repurchase Program. We did not repurchase any Class A common stock during the three months ended December 31, 2024.

Recent Sales of Unregistered Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2023 items and year-to-year comparisons between 2023 and 2022 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on March 1, 2024.

Executive Overview

We are a leading business solutions provider to consumer goods manufacturers and retailers. We have a strong platform of essential, business critical services like headquarter sales, retail merchandising, in-store sampling and private brand development. We generate demand for brands and retailers of all sizes, helping get the right products on the shelf —whether physical or digital— and into the hands of consumers in every way they shop. We use a scaled platform to innovate as a trusted partner with our clients, solving problems to increase their efficiency and effectiveness across a broad range of channels.

Effective January 1, 2024, we revised our reportable segments to align our business strategy, and the manner in which the Chief Executive Officer, our chief operating decision maker, manages and assesses the performance and makes decisions regarding the allocation of resources for us. Our revised reportable segments consist of Branded Services, Experiential Services and Retailer Services.

We have reorganized our portfolio of businesses into a new, simplified structure that more closely aligns our business capabilities with economic buyers. As a result of this reorganization, we have formally disposed of certain business units. We have determined that the business units disposed of met the discontinued operations accounting criteria as their dispositions represent a strategic shift that has had a major effect on our operations and financial results. Refer to Note 2—Discontinued Operations, Deconsolidation of European Joint Venture, Divestitures and Acquisitions. We continue to evaluate opportunities to further simplify our operations so we can focus more resources on our core businesses.

Through our Branded Services segment, which generated approximately 36.6% and 45.1% of our revenues in the years ended December 31, 2024 and 2023, respectively, we provide services to branded consumer goods manufacturers through three main categories: brokerage, branded merchandising and omni-commerce marketing services. Brokerage services is primarily an outsourced sales and services agency for branded consumer goods manufacturers at retailer headquarters, in-store and online. Additionally, we lead with insights to execute branded merchandising strategies for branded consumer goods manufacturers related to merchandising in-store and online to drive product sales. Our omni-commerce marketing services primarily relate to digital and field marketing services, including shopper marketing, targeted advertising, interactive design and development, inventory management, application development and content management solutions.

Through our Experiential Services segment, which generated approximately 36.3% and 29.7% of our revenues in the years ended December 31, 2024 and 2023, respectively, we help brands and retailers reach consumers and convert shoppers into buyers through in-store and online sampling and demonstrations. We manage highly customized, large-scale sampling programs for leading brands and retailers. We also manage, organize and execute special events for brands and retailers, including large-scale meetings, mobile tours, summits and festivals.

Through our Retailer Services segment, which generated approximately 27.1% and 25.2% of our revenues in the years ended December 31, 2024 and 2023, respectively, we provide end-to-end advisory, retailer merchandising and agency services to retailers. Advisory services primarily consist of consulting services related to private brand development, including coordination related to the sourcing, manufacturing, branding and distribution of private label products to the end retailer. Retailer merchandising services primarily relate to the execution of merchandising strategies, including traditional services such as interior store construction, store resets, category updates and new item implementation. Agency services primarily consist of providing marketing strategies within retail locations, including retail media networks, and analyzing shopper behavior to offer planning, execution and measurement of insight-based, retailer-specific promotions that target retailers’ specific shopper base to drive product sales.

Summary

Our financial performance from continuing operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023 includes:

•
Revenues decreased by $333.8 million, or 8.6%, to $3,566.3 million;
•
Operating income decreased by $341.6 million to $295.0 million of operating loss;
•
Net loss increased by $297.2 million to $378.4 million;
•
Adjusted Net Income decreased by $3.1 million, or 3.9%, to $75.7 million; and
•
Adjusted EBITDA increased by $3.8 million, or 1.1%, to $356.0 million.

Factors Affecting Our Business and Financial Reporting

There are a number of factors, in addition to certain prior period balances related to our reportable segments and discontinued operations that have been reclassified to conform to the current presentation, that affect the performance of our business and the comparability of our results from period to period including:

•
Organic Growth. Part of our strategy is to generate organic growth by expanding our existing client relationships, continuing to win new clients, pursuing channel expansion, enhancing our service offerings, digital technology solutions, developing our international platform, delivering operational efficiencies and expanding into logical adjacencies. We believe that by pursuing these organic growth opportunities we will be able to continue to enhance our value proposition to our clients and thereby grow our business.
•
Acquisitions and Divestitures. We have grown our business in part by acquiring businesses, both domestic and international. Many of our acquisition agreements include contingent consideration arrangements, which are further described below. We have completed acquisitions at what we believe are attractive purchase prices and have regularly structured our agreements to result in the generation of long-lived tax assets, which have in turn reduced our effective purchase prices when incorporating the value of those tax assets. We continue to look for strategic acquisitions that can be completed at attractive purchase prices. We also continue to evaluate potential opportunities to refine our focus on our core business of converting shoppers into buyers for consumer goods companies and retailers, including divesting certain businesses. As part of the sales agreements for certain divestitures, we have agreed to provide certain transitional services as defined within the respective transition services agreements for a period of time after sale. We continue to evaluate opportunities to further simplify our operations so we can focus more resources on our core businesses.
•
Contingent Consideration. Many of our acquisition agreements include contingent consideration arrangements, which are generally based on the achievement of financial performance thresholds by the operations attributable to the acquired businesses. The contingent consideration arrangements are based upon our valuations of the acquired businesses and are intended to share the investment risk with the sellers of such businesses if projected financial results are not achieved. The fair values of these contingent consideration arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent consideration payments as part of the initial purchase price. We review and assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from our initial estimates. Adjustments to the estimated fair value related to changes in unobservable inputs are reported in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and Comprehensive Loss.
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
•
Impairment of Goodwill and Indefinite-Lived Asset. We recognized goodwill and intangible asset impairment charges of $233.2 million and $42.0 million, respectively, during the year ended December 31, 2024. We recognized an intangible asset impairment charge of $43.5 million related to our indefinite-lived trade name during the year ended December 31, 2023. We recognized goodwill impairment charges of $1,367.5 million for the year ended December 31, 2022. We recognized an intangible asset impairment charge of $205.0 million related to our indefinite-lived trade name during the year ended December 31, 2022. The impairment charges have been reflected in “Impairment of goodwill and indefinite-lived asset” in our Consolidated Statements of Operations and Comprehensive Loss.
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

We analyze our financial performance, in part, by measuring revenue performance in two ways—revenue growth attributable to organic activities and revenue growth and declines attributable to acquisitions and divestitures, which we refer to as organic revenues and acquired revenues, respectively.

We define organic revenues as any revenues that are not acquired revenues. Our organic revenues exclude the impacts of acquisitions and divestitures, when applicable, which improves comparability of our results from period to period.

In general, when we acquire a business, the acquisition includes a contingent consideration arrangement (e.g., an earnout provision) and, accordingly, we separately track the financial performance of the acquired business. In such cases, we consider revenues generated by such a business during the 12 months following its acquisition to be acquired revenues. For example, if we completed an acquisition on September 30, 2023 for a business that included a contingent consideration arrangement, we would consider revenues from the acquired business from October 1, 2023 to September 30, 2024 to be acquired revenues. We generally consider growth attributable to the financial performance of an acquired business after the 12-month anniversary of the date of acquisition to be organic.

If an acquisition of an acquired business does not include a contingent consideration arrangement, or we otherwise do not separately track the financial performance of the acquired business due to operational integration, we consider the revenues that the business generated in the 12 months prior to its acquisition to be our acquired revenues for the 12 months following its acquisition, and any differences in revenues actually generated during the 12 months after its acquisition to be organic. For example, if we completed an acquisition on September 30, 2024 for a business that did not include a contingent consideration arrangement, we would consider the amount of revenues from the acquired business from October 1, 2023 to September 30, 2024 to be acquired revenues during the period from October 1, 2024 to September 30, 2025, with any differences from that amount actually generated during the latter period to be organic revenues.

All revenues generated by our acquired businesses are considered to be organic revenues after the 12-month anniversary of the date of acquisition.

When we divest a business, unless otherwise presented as discontinued operations, we consider the revenues that the divested business generated in the 12 months prior to its divestiture to be subtracted from acquired revenues for the 12 months following its divestiture. For example, if we completed a divestiture on October 1, 2024 for a business, we would consider the amount of revenues from the divested business from October 1, 2023 to September 30, 2024 to be subtracted from organic revenues during the period from October 1, 2024 to September 30, 2025.

We measure organic revenue growth and acquired revenue growth by comparing the organic revenues or acquired revenues, respectively, period over period, net of any divestitures.

Cost of Revenues

Our cost of revenues consists of both fixed and variable expenses primarily attributable to the hiring, training, compensation and benefits provided to both full-time and part-time teammates, as well as other project-related expenses. A number of costs associated with our teammates are subject to external factors, including inflation, increases in market specific wages and minimum wage rates at federal, state and municipal levels and minimum pay levels for exempt roles. Additionally, when we enter into certain new client relationships, we may experience an initial increase in expenses associated with hiring, training and other items needed to launch the new relationship.

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

Impairment of Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired in an acquisition. We test for impairment of goodwill at the reporting unit level. We generally combine components that have similar economic characteristics, nature of services, types of clients, distribution methods and regulatory environment. Changes to our operating segments effective January 1, 2024, as described in Note 17—Operating Segments and Geographic Information, resulted in a change to our reporting units (Branded Services, Branded Agencies, Experiential Services, Merchandising and Retailer Agencies). As a result, the Company performed the required impairment assessments directly before and immediately after the change in reporting units as of January 1, 2024. The assets and liabilities were reassigned to the applicable reporting units and allocated goodwill using the relative fair value approach. The estimated fair values of the underlying reporting units were determined based on a combination of the income and market approaches. The income approach utilizes estimates of discounted cash flows for the underlying business, which requires assumptions for growth rates, EBITDA margins, terminal growth rate, discount rate, and incremental net working capital, all of which require significant management judgment. The market approach applies market multiples derived from historical earnings data of selected guideline publicly traded companies that are first screened by industry group and then further narrowed on the reporting units' business descriptions, markets served, competitors, EBITDA margins and revenue size. We compared a weighted average of the output from the income and market approaches to compute the fair value of the reporting units. The assumptions in the income and market approach are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. We based our fair value estimates on assumptions we believe to be reasonable but which are unpredictable and inherently uncertain. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to our planned strategy, it may cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future.

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

Depreciation Expense

Depreciation expense relates to the property and equipment that we own, which represented less than 1% of our total assets at December 31, 2024 and 2023.

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

Our principal sources of liquidity are cash flows from operations, borrowings under the Revolving Credit Facility (as defined below), divestitures and other debt. Our principal uses of cash are operating expenses, working capital requirements, investments in our technology platforms, acquisitions, repayment of debt and share repurchases.

During the year ended December 31, 2024, we sold five businesses. We expect to use the divestiture proceeds to invest in our business, reduce debt, create financial flexibility for opportunistic share repurchases or potential future acquisitions.

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net loss from continuing operations before (i) net income attributable to noncontrolling interest, (ii) impairment of goodwill and indefinite-lived asset, (iii) gain on deconsolidation of subsidiaries, (iv) equity-based compensation of Karman Topco L.P., (v) changes in fair value of warrant liability, (vi) fair value adjustments of contingent consideration related to acquisitions, (vii) acquisition and divestiture related expenses, (viii) restructuring expenses, (ix) reorganization expenses, (x) litigation expenses, (xi) amortization of intangible assets, (xii) costs associated with COVID-19, net of benefits received, (xiii) gain on repurchases of Term Loan Facility and Senior Secured Notes debt, (xiv) costs associated with (recovery from) the Take 5 Matter, (xv) other adjustments that management believes are helpful in evaluating our operating performance, and (xvi) related tax adjustments.

We present Adjusted Net Income because we use it as a supplemental measure to evaluate the performance of our business in a way that also considers our ability to generate profit without the impact of items that we do not believe are indicative of our operating performance or are unusual or infrequent in nature and aid in the comparability of our performance from period to period. Adjusted

Net Income should not be considered as an alternative for Net loss from continuing operations, our most directly comparable measure presented on a GAAP basis.

Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA by Segment

Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA by Segment are supplemental non-GAAP financial measures of our operating performance.

Adjusted EBITDA from Continuing Operations and Adjusted EBITDA from Discontinued Operations means net income before (i) interest expense (net), (ii) provision for (benefit from) income taxes, (iii) depreciation, (iv) amortization of intangible assets, (v) impairment of goodwill, (vi) changes in fair value of warrant liability, (vii) stock-based compensation expense, (viii) equity-based compensation of Karman Topco L.P., (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition and divestiture related expenses, (xi) (gain) loss on divestitures, (xii) restructuring expenses, (xiii) reorganization expenses, (xiv) litigation expenses (recovery), (xv) costs associated with COVID-19, net of benefits received, (xvi) costs associated with (recovery from) the Take 5 Matter, (xvii) EBITDA for economic interests in investments and (xviii) other adjustments that management believes are helpful in evaluating our operating performance.

Adjusted EBITDA by Segment means, with respect to each segment, operating (loss) income from continuing operations before (i) depreciation, (ii) amortization of intangible assets, (iii) impairment of goodwill, (iv) stock based compensation expense, (v) equity-based compensation of Karman Topco L.P., (vi) fair value adjustments of contingent consideration related to acquisitions, (vii) acquisition and divestiture related expenses, (viii) restructuring expenses, (ix) reorganization expenses, (x) litigation expenses (recovery), (xi) costs associated with COVID-19, net of benefits received, (xii) costs associated with (recovery from) the Take 5 Matter, (xiii) EBITDA for economic interests in investments and (xiv) other adjustments that management believes are helpful in evaluating our operating performance, in each case, attributable to such segment.

We present Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA by Segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain non-cash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to Adjusted EBITDA from Continuing Operations and Adjusted EBITDA from Discontinued Operations. None of Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations nor Adjusted EBITDA by Segment should be considered as an alternative for Net loss or operating (loss) income, our most directly comparable measures presented on a GAAP basis. Non-GAAP financial measures are subject to inherent limitations as they reflect the exercise of judgments by management about which expense and income are excluded or included in determining these non-GAAP financial measures. Additionally, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance, and therefore our non-GAAP measures may not be directly comparable to similarly titled measures of other companies.

For a reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA by segment to operating (loss) income from continuing operations, see “ —Non-GAAP Financial Measures.”

Transformation Strategy

In July 2024, we announced a restructuring plan as part of our transformation strategy to improve our cost structure and to implement various other efforts to improve operating efficiency. The restructuring plan was designed to simplify the organization that supports the new segments after the divestitures and related transitions as well as to generate operational efficiencies during a time of market challenges affecting our clients. The overall project was substantially completed at the end of fiscal year 2024.

Reorganization expenses

Beginning in the first quarter of fiscal year 2023, we engaged third-party professional service consultants to assist in identifying and implementing operational efficiencies and cost-saving strategies. These efforts focused on internal process optimization and workforce alignment to our cost structure with current business needs. During the year ended December 31, 2024, we incurred $88.8 million in reorganization expenses related to various internal reorganization activities, including professional fees, lease exit costs, severance, and nonrecurring compensation costs, compared to $56.1 million during the year ended December 31, 2023. These amounts were recognized in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and

Comprehensive Loss. The reorganization plan was designed to simplify the organization that supports the new segments after the divestitures and related transitions.

Restructuring expenses

In the third quarter of fiscal year 2024, we implemented restructuring plans as a result of the overall reorganization.

During the third quarter of fiscal year 2024, we offered a Voluntary Early Retirement Program (“VERP”) to certain eligible U.S.-based employees. During the year ended December 31, 2024, we recorded $9.9 million of settlement charges and special termination benefits in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

In connection with our reorganization initiatives, in September 2024, we announced a cost savings program to improve operational performance and align cost structures consistent with revenue levels associated with business changes, which includes special termination benefits associated with a reduction-in-force (“2024 RIF”) and other optimization initiatives. During the year ended December 31, 2024, we recorded $20.1 million of settlement charges and special termination benefits in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

Results of Operations for the Years Ended December 31, 2024 and 2023

The following table sets forth items derived from the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023 in dollars and as a percentage of total revenues.

	Year Ended December 31,
	2024		2023
(amounts in thousands)
Revenues	$3,566,324	100.0%	$3,900,125	100.0%
Cost of revenues	3,059,052	85.8%	3,415,046	87.6%
Selling, general, and administrative expenses	324,596	9.1%	250,235	6.4%
Impairment of goodwill and indefinite-lived asset	275,170	7.7%	43,500	1.1%
Gain on deconsolidation of subsidiaries	—	0.0%	(58,891)	(1.5)%
Depreciation and amortization	204,553	5.7%	208,856	5.4%
Loss from equity method investments	(2,064)	(0.1)%	(5,210)	(0.1)%
Total operating expenses	3,861,307	108.3%	3,853,536	98.8%
Operating (loss) income from continuing operations	(294,983)	(8.3)%	46,589	1.2%
Other expenses (income):
Change in fair value of warrant liability	(584)	0.0%	(286)	0.0%
Interest expense, net	146,792	4.1%	165,734	4.2%
Total other expenses	146,208	4.1%	165,448	4.2%
Loss from continuing operations before income taxes	(441,191)	(12.4)%	(118,859)	(3.0)%
Benefit from income taxes from continuing operations	(62,787)	(1.8)%	(37,648)	(1.0)%
Net loss from continuing operations	(378,404)	(10.6)%	(81,211)	(2.1)%
Net income from discontinued operations, net of tax	53,634	1.5%	20,829	0.5%
Net loss	(324,770)	(9.1)%	(60,382)	(1.5)%
Less: net income from continuing operations attributable to noncontrolling interest, net of tax	—	0.0%	2,346	0.1%
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	2,192	0.1%	594	0.0%
Net loss attributable to stockholders of Advantage Solutions Inc.	$(326,962)	(9.2)%	$(63,322)	(1.6)%

Other Financial Data
Adjusted Net Income(1)	$75,712	2.1%	$78,798	2.0%
Adjusted EBITDA from Continuing Operations(1)	$356,014	10.0%	$352,248	9.0%

(1)
Adjusted Net Income and Adjusted EBITDA from continuing operations are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA from continuing operations and reconciliations of net loss to Adjusted Net Income and Adjusted EBITDA, see “—Non-GAAP Financial Measures.”

Comparison of the Years Ended December 31, 2024 and 2023

Revenues

	Year Ended December 31,		Change
(amounts in thousands)	2024	2023	$	%
Branded Services	$1,306,336	$1,758,417	$(452,081)	(25.7)%
Experiential Services	1,295,029	1,159,449	135,580	11.7%
Retailer Services	964,959	982,259	(17,300)	(1.8)%
Total revenues	$3,566,324	$3,900,125	$(333,801)	(8.6)%

Total revenues decreased by $333.8 million, or 8.6%, during the year ended December 31, 2024, as compared to the year ended December 31, 2023. Excluding $374.4 million revenues during the year ended December 31, 2023 prior to the deconsolidation of our European joint venture, revenues increased 1%.

The Branded Services segment revenues decreased $452.1 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023. Excluding $374.4 million revenues during the year ended December 31, 2023 prior to the deconsolidation of our European joint venture, the segment experienced a decrease of $77.7 million in revenues primarily due to an intentional client resignation and a weaker economic environment for our consumer package goods clients.

The Experiential Services segment revenues increased $135.6 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The increase in revenues was primarily due to an increase in our events per day volume.

The Retailer Services segment revenues decreased $17.3 million during the year ended December 31, 2024 as compared to the year ended December 31, 2023. The decrease in revenues was primarily due to reductions in the scope of services from our retailer clients as retailers respond to challenges in the broader markets in which they operate including increased commodity prices and wages.

Cost of Revenues

Cost of revenues as a percentage of revenues for the year ended December 31, 2024 was 85.8%, as compared to 87.6% for the year ended December 31, 2023. The decrease as a percentage of revenues was largely attributable to the change in the revenue mix of our services primarily related to the deconsolidation of our European joint venture, one time litigation expense in the prior year with recovery in the current year and decreased incentive compensation expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the year ended December 31, 2024 was 9.1%, as compared to 6.4% for the year ended December 31, 2023. The increase as a percentage of revenues was primarily due to a $62.7 million increase in costs associated with our internal reorganization activities, largely related to professional fees, voluntary early retirement benefits and severance and the continued investment in our support services including our technology solutions.

Impairment of Goodwill and Indefinite-lived Asset

During the second quarter of fiscal year 2024, we determined a triggering event occurred and an impairment assessment was warranted for the Branded Agencies reporting unit goodwill due to the pending sale of one of the businesses that comprised a substantial portion of the assets, liabilities and prospective cash flows of the Branded Agencies reporting unit. As a result of the impairment test performed, we recognized a goodwill impairment charge of $99.7 million related to our Branded Agencies reporting unit goodwill during the year ended December 31, 2024, which has been reflected in “Impairment of goodwill and indefinite-lived asset” in the Consolidated Statements of Operations and Comprehensive Loss. As a result of this charge, an immaterial amount of goodwill remains in this reporting unit.

During the fourth quarter of fiscal year 2024, we identified a triggering event that required an impairment assessment of goodwill for the Branded Services reporting unit. The triggering event was due to the loss of clients and a reduction in the scope of client services as our clients implemented internal cost reduction initiatives in response to challenges in the broader markets in which they operate. As a result of the goodwill impairment test, we recognized a goodwill impairment charge of $133.5 million related to the Branded Services reporting unit during the year ended December 31, 2024. This charge is reflected in “Impairment of goodwill and indefinite-lived assets” in the Consolidated Statements of Operations and Comprehensive Loss.

During the fourth quarter of December 31, 2024, we recognized an intangible asset impairment charge of $42.0 million as a result of the triggering event for the Branded Services reporting unit.

We recognized a $43.5 million trade name intangible asset impairment charge during the year ended December 31, 2023 due to the deconsolidation of our European joint venture and intended sale of the foodservice businesses.

Depreciation and Amortization Expense

Depreciation and amortization expense was $204.6 million for the year ended December 31, 2024 as compared to $208.9 for the year ended December 31, 2023, which was primarily due to a decrease in software amortization expenses and intangible assets amortization expense.

Income from Equity Method Investments

Income from equity method investments decreased by $3.1 million for the year ended December 31, 2024 due to the net income attributable from our investments in unconsolidated affiliates. For additional information see Item 8. Financial Statements and Supplementary Data — Note 11—Investments in Unconsolidated Affiliates.

Operating (Loss) Income from Continuing Operations

	Year Ended December 31,		Change
(amounts in thousands)	2024	2023	$	%
Branded Services	$(318,573)	$27,193	$(345,766)	(1,271.5)%
Experiential Services	255	3,295	(3,040)	(92.3)%
Retailer Services	23,335	16,101	7,234	44.9%
Total operating (loss) income from continuing operations	$(294,983)	$46,589	$(341,572)	(733.2)%

In the Branded Services segment, the decrease in operating income to an operating loss for the year ended December 31, 2024 was primarily due to the goodwill impairments and the decrease in revenue noted above and an increase in costs associated with our internal reorganization activities combined with continued investment in our support services, including our technology solutions.

In the Experiential Services segment, the decrease in operating income for the year ended December 31, 2024 was due to an increase in costs associated with our internal reorganization activities combined with continued investment in our support services, including our technology solutions, partially offset by the increase in revenues as described above.

In the Retailer Services segment, the increase in operating income year ended December 31, 2024 was due to improved margins in our services partially offset by an increase in costs associated with our internal reorganization activities and continued investment in our support services, including our technology solutions.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability represents $0.6 million and $0.3 million of non-cash income resulting from fair value adjustments to the warrant liability for the private placement warrants for the years ended December 31, 2024 and 2023, respectively.

Interest Expense, Net

Interest expense, net decreased $18.9 million, or 11.4%, to $146.8 million for the year ended December 31, 2024, from $165.7 million for the year ended December 31, 2023. The decrease in interest expense, net was primarily due to lower debt balances as a result of repurchases of Term Loan Facility and Senior Secured Notes as further described in “Liquidity and Capital Resources—Description of Credit Facilities—Senior Secured Notes”, partially offset by changes in the fair value of our derivative instruments during the year ended December 31, 2024.

Benefit from Income Taxes from Continuing Operations

Benefit from income taxes was $62.8 million for the year ended December 31, 2024 as compared to a benefit from income taxes of $37.6 million for the year ended December 31, 2023. The fluctuation was primarily attributable to a larger pre-tax loss during the year ended December 31, 2024 compared to a smaller pre-tax loss during the year ended December 31, 2023. Also contributing to the variance was the goodwill impairments during the year ended December 31, 2024 and the deconsolidation of our European joint venture during the year ended December 31, 2023.

The provision for income taxes from discontinued operations was $41.3 million for the year ended December 31, 2024, while the provision for income taxes from discontinued operations was $8.6 million for the year ended December 31, 2023. Income tax expense for the year ended December 31, 2024 and 2023 was impacted primarily by the result of pre-tax income from discontinued operations and divested entities.

Net Loss from Continuing Operations

Net loss from continuing operations was $378.4 million for the year ended December 31, 2024, compared to net loss from continuing operations of $81.2 million for the year ended December 31, 2023. The increase in net loss from continuing operations was primarily driven by goodwill and intangible asset impairment charges of $275.2 million during the year ended December 31, 2024, a

$62.7 million increase in costs associated with our internal reorganization and restructuring activities, largely related to professional fees and severance, partially offset by an $18.9 million decrease in interest expense and a $25.1 million increase in the benefit from income taxes.

Net Income from Discontinued Operations

Net income from discontinued operations was $53.6 million for the year ended December 31, 2024, compared to net income from discontinued operations of $20.8 million for the year ended December 31, 2023.

Adjusted Net Income

The decrease in Adjusted Net Income for the year ended December 31, 2024 was attributable to the increase in Adjusted EBITDA as described below coupled with the decrease in interest expense. For a reconciliation of Adjusted Net Income to Net loss from continuing operations, see “ —Non-GAAP Financial Measures”.

Adjusted EBITDA from Continuing Operations and Adjusted EBITDA by Segment

	Year Ended December 31,		Change
(amounts in thousands)	2024	2023	$	%
Branded Services	$181,465	$203,683	$(22,218)	(10.9)%
Experiential Services	75,697	53,003	22,694	42.8%
Retailer Services	98,852	95,562	3,290	3.4%
Total Adjusted EBITDA from Continuing Operations	$356,014	$352,248	$3,766	1.1%

Adjusted EBITDA from Continuing Operations was $356.0 million for the year ended December 31, 2024, compared to $352.2 million for the year ended December 31, 2023. The increase in Adjusted EBITDA was primarily attributable to an increase in the Experiential Services segment. In the Branded Services segment, the decrease was primarily attributable to the decline in revenues partially offset by the decline in cost of revenues as described above. In the Experiential Services segment, the increase was driven largely by the growth in revenues from the in-store sampling and demonstration services offset by continued investment in our support services including our technology solutions. In the Retailer Services segment, the increase was primarily attributable to increase in margins driven by price discipline. For a reconciliation of Adjusted EBITDA from Continuing Operations to Net loss from continuing operations, see “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net loss from continuing operations before (i) net income attributable to noncontrolling interest, (ii) impairment of goodwill and indefinite-lived asset, (iii) gain on deconsolidation of subsidiaries, (iv) equity-based compensation of Karman Topco L.P., (v) changes in fair value of warrant liability, (vi) fair value adjustments of contingent consideration related to acquisitions, (vii) acquisition and divestiture related expenses, (viii) restructuring expenses, (ix) reorganization expenses, (x) litigation expenses, (xi) amortization of intangible assets, (xii) costs associated with COVID-19, net of benefits received, (xiii) gain on repurchases of Term Loan Facility and Senior Secured Notes debt, (xiv) costs associated with (recovery from) the Take 5 Matter, (xv) other adjustments that management believes are helpful in evaluating our operating performance, and (xvi) related tax adjustments.

We present Adjusted Net Income because we use it as a supplemental measure to evaluate the performance of our business in a way that also considers our ability to generate profit without the impact of items that we do not believe are indicative of our operating performance or are unusual or infrequent in nature and aid in the comparability of our performance from period to period. Adjusted Net Income should not be considered as an alternative for our net loss from continuing operations, our most directly comparable measure presented on a GAAP basis.

Adjusted Net Income from Continuing Operations

A reconciliation of Adjusted Net Income from Continuing Operations to Net loss is provided in the following table:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net loss from continuing operations	$(378,404)	$(81,211)	$(1,418,652)
Less: net income attributable to noncontrolling interests	—	2,346	3,757
Add:
Impairment of goodwill and indefinite-lived asset	275,170	43,500	1,572,523
Gain on deconsolidation of subsidiaries	—	(58,891)	—
Equity-based compensation of Karman Topco L.P. (a)	723	(2,524)	(6,934)
Changes in fair value of warrant liability	(584)	(286)	(21,236)
Fair value adjustments related to contingent consideration related to acquisitions (b)	1,678	11,152	6,572
Acquisition and divestiture related expenses (c)	(1,168)	3,206	18,950
Restructuring expenses (d)	30,051	—	—
Reorganization expenses (e)	88,800	56,133	5,970
Litigation expenses (recovery) (f)	(1,940)	9,519	5,357
Loss of disposal of assets	—	—	2,863
Amortization of intangible assets (g)	177,296	186,827	189,064
Costs associated with COVID-19, net of benefits received (h)	—	3,283	7,208
Gain on repurchases of Term Loan Facility and Senior Secured Notes debt (i)	(7,091)	(8,665)	—
Costs associated with the Take 5 Matter, net of (recoveries) (j)	1,845	(1,380)	2,465
Tax adjustments related to non-GAAP adjustments (k)	(110,664)	(79,519)	(204,770)
Adjusted Net Income from Continuing Operations	$75,712	$78,798	$155,623

(a)

Represents expenses related to (i) equity-based compensation expense associated with grants of Common Series D Units of Topco made to one of the Advantage Sponsors and (ii) equity-based compensation expense associated with the Common Series C Units of Topco.

(b)	Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions, for the applicable periods.
(c)	Represents fees and costs associated with activities related to our acquisitions, divestitures, and related activities, including professional fees, due diligence, and integration activities.
(d)

Restructuring charges including programs designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes. Restructuring expenses include costs associated with the VERP and special termination benefits associated with the 2024 RIF and other optimization initiatives.

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
(h)

Represents (i) costs related to implementation of strategies for workplace safety in response to COVID-19, including employee-relief fund, additional sick pay for front-line teammates, medical benefit payments for furloughed teammates, and personal protective equipment; and (ii) benefits received from government grants for COVID-19 relief.

(i)

Represents gains associated with the repurchases of Term Loan Facility and Senior Secured Notes, net of deferred financing fees related to repricing of Term Loan Facility. For additional information, refer to Note 8—Debt to our consolidated financial statements for the years ended December 31, 2024 and 2023.

(j)

Represents cash receipts from an insurance policy for claims related to the Take 5 Matter and costs associated with investigation and remediation activities related to the Take 5 Matter, primarily professional fees and other related costs.

(k)

Represents the tax benefit associated with the adjustments above, taking into account the Company’s applicable tax rates, after excluding adjustments related to items that do not have a related tax impact.

Adjusted EBITDA

Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA by Segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA from Continuing Operations and Adjusted EBITDA from Discontinued Operations mean net loss from continuing operations before (i) interest expense (net), (ii) provision for (benefit from) income taxes, (iii) depreciation, (iv) amortization of intangible assets, (v) impairment of goodwill, (vi) changes in fair value of warrant liability, (vii) stock-based compensation expense, (viii) equity-based compensation of Karman Topco L.P., (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition and divestiture related expenses, (xi) (gain) loss on divestitures, (xii) restructuring expenses, (xiii) reorganization expenses, (xiv) litigation expenses (recovery), (xv) costs associated with COVID-19, net of benefits received, (xvi) costs associated with (recovery from) the Take 5 Matter, (xvii) EBITDA for economic interests in investments and (xviii) other adjustments that management believes are helpful in evaluating our operating performance.

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

Unallocated shared costs associated with discontinued operations from certain shared administrative functions, through the close of the discontinued operations; excluded from income from discontinued operations as they are not a direct cost of the discontinued business but a result of indirect allocations, including but not limited to, information technology, human resources, finance and accounting, supply chain, and commercial operations. Subsequent to the close of the divestitures, amounts attributable to unallocated shared costs would be mitigated through income from transition services agreements, subsequent strategic or restructuring initiatives, elimination of extraneous costs, or re-allocations or absorption of existing continuing operations. See Note 2—Discontinued Operations, Deconsolidation of European Joint Venture, Divestitures and Acquisitions in Notes to the Consolidated Financial Statements, included elsewhere in this Annual Report for further details.

We present Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA by Segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain non-cash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to Adjusted EBITDA from Continuing Operations and Adjusted EBITDA from Discontinued Operations. None of Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations nor Adjusted EBITDA by Segment should be considered as an alternative for our Net income from discontinued operations, our most directly comparable measure presented on a GAAP basis. Non-GAAP financial measures are subject to inherent limitations as they reflect the exercise of judgments by management about which expense and income are excluded or included in determining these non-GAAP financial measures. Additionally, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance, and therefore our non-GAAP measures may not be directly comparable to similarly titled measures of other companies.

Reconciliation of Adjusted EBITDA from Continuing Operations to Net loss from continuing operations is provided in the following table:

Continuing Operations	Year Ended December 31,
(in thousands)	2024	2023	2022
Net loss from continuing operations	$(378,404)	$(81,211)	(1,418,652)
Add:
Interest expense, net	146,792	165,734	104,387
Benefit from income taxes from continuing operations	(62,787)	(37,648)	(158,442)
Depreciation and amortization	204,553	208,856	216,046
Impairment of goodwill and indefinite-lived asset	275,170	43,500	1,572,523
Gain on deconsolidation of subsidiaries	—	(58,891)	—
Loss on divestitures	—	—	2,863
Changes in fair value of warrant liability	(584)	(286)	(21,236)
Stock-based compensation expense (a)	31,019	38,933	35,101
Equity-based compensation of Karman Topco L.P. (b)	723	(2,524)	(6,934)
Fair value adjustments related to contingent consideration related to acquisitions (c)	1,678	11,152	6,572
Acquisition and divestiture related expenses (d)	(1,168)	3,206	18,950
Restructuring expenses (e)	30,051	—	—
Reorganization expenses (f)	88,800	56,133	5,971
Litigation (recovery) expenses (g)	(1,940)	9,519	5,357
Costs associated with COVID-19, net of benefits received (h)	—	3,283	7,208
Costs associated with the Take 5 Matter, net of (recoveries) (i)	1,845	(1,380)	2,465
EBITDA for economic interests in investments (j)	20,266	(6,128)	(13,686)
Adjusted EBITDA from Continuing Operations	$356,014	$352,248	$358,493

Reconciliations of Adjusted EBITDA from Discontinued Operations to Net income from discontinued operations is provided in the following table:

Discontinued Operations	Year Ended December 31,
(in thousands)	2024	2023	2022
Net income from discontinued operations, net of tax	$53,634	$20,829	$41,350
Add:
Interest expense, net	48	68	72
Provision for income taxes from discontinued operations	41,318	8,639	13,104
Depreciation and amortization	4,695	15,841	17,029
(Gain) loss on divestitures (k)	(95,099)	19,068	—
Stock-based compensation expense (a)	(2,808)	3,947	4,724
Fair value adjustments related to contingent consideration related to acquisitions (c)	1,883	(790)	(1,798)
Acquisition and divestiture related expenses (d)	5,537	3,818	2,089
Reorganization expenses (f)	9,535	888	124
EBITDA for economic interests in investments (j)	(384)	(274)	798
Adjusted EBITDA from Discontinued Operations	$18,359	$72,034	$77,492

Financial information by segment, including a reconciliation of Adjusted EBITDA by Segment to operating (loss) income is provided in the following table:

Branded Services segment	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating (loss) income	$(318,573)	$27,193	(757,258)
Add:
Depreciation and amortization	130,212	140,932	144,354
Impairment of goodwill and indefinite-lived asset	275,170	43,500	831,008
Gain on deconsolidation of subsidiaries	—	(58,891)	—
Loss on divestitures	—	—	2,863
Stock-based compensation expense (a)	12,391	15,651	10,120
Equity-based compensation of Karman Topco L.P. (b)	2,445	(687)	(2,650)
Fair value adjustments related to contingent consideration related to acquisitions (c)	1,678	11,136	6,572
Acquisition and divestiture related expenses (d)	168	1,777	8,167
Restructuring expenses (e)	19,343	—	—
Reorganization expenses (f)	35,910	28,739	3,434
Litigation expenses (g)	610	2,181	—
Costs associated with COVID-19, net of benefits received (h)	—	(323)	2,600
Costs associated with the Take 5 Matter, net of (recoveries) (i)	1,845	(1,380)	2,465
EBITDA for economic interests in investments (j)	20,266	(6,145)	(13,663)
Branded Services segment Adjusted EBITDA	$181,465	$203,683	$238,012

Experiential Services segment	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating income (loss)	$255	$3,295	(371,900)
Add:
Depreciation and amortization	41,728	36,584	37,906
Impairment of goodwill and indefinite-lived asset	—	—	354,452
Stock-based compensation expense (a)	7,761	(3,420)	(1,342)
Equity-based compensation of Karman Topco L.P. (b)	(825)	(805)	(1,698)
Fair value adjustments related to contingent consideration related to acquisitions (c)	—	7	—
Acquisition and divestiture related expenses (d)	47	512	3,357
Restructuring expenses (e)	4,368	—	—
Reorganization expenses (f)	21,757	12,099	1,506
Litigation expenses (recoveries) (g)	606	1,842	(700)
Costs associated with COVID-19, net of benefits received (h)	—	2,889	3,968
Experiential Services segment Adjusted EBITDA	$75,697	$53,003	$25,549

Retailer Services segment	Year Ended December 31,
(in thousands)	2024	2023	2022
Operating (loss) income	$23,335	$16,101	(364,785)
Add:
Depreciation and amortization	32,613	31,340	33,786
Impairment of goodwill and indefinite-lived asset	—	—	387,063
Stock-based compensation expense (a)	10,867	26,702	26,323
Equity-based compensation of Karman Topco L.P. (b)	(897)	(1,032)	(2,586)
Fair value adjustments related to contingent consideration related to acquisitions (c)	—	9	—
Acquisition and divestiture related expenses (d)	(1,383)	917	7,426
Restructuring expenses (e)	6,340	—	—
Reorganization expenses (f)	31,133	15,295	1,031
Litigation (recovery) expenses (g)	(3,156)	5,496	6,057
Costs associated with COVID-19, net of benefits received (h)	—	717	640
EBITDA for economic interests in investments (j)	—	17	(23)
Retailer Services segment Adjusted EBITDA	$98,852	$95,562	$94,932

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

(e)

Restructuring charges including programs designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes. Restructuring expenses include costs associated with the VERP and special termination benefits associated with the 2024 RIF and other optimization initiatives.

(f)	Represents fees and costs associated with various internal reorganization activities, including professional fees, lease exit costs, severance, and nonrecurring compensation costs.
(g)	Represents legal settlements, reserves, and expenses that are unusual or infrequent costs associated with our operating activities.
(h)

Represents (i) costs related to implementation of strategies for workplace safety in response to COVID-19, including employee-relief fund, additional sick pay for front-line teammates, medical benefit payments for furloughed teammates, and personal protective equipment; and (ii) benefits received from government grants for COVID-19 relief.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, borrowings under the Revolving Credit Facility, and other debt. Our principal uses of cash are operating expenses, working capital requirements, acquisitions, interest on debt, repayment of debt and share repurchases. Principal uses of cash used in investing activities includes our enterprise resource planning initiative, which includes upgrading our information system platform.

Share Repurchase Program

On November 9, 2021, we announced that our board of directors authorized the 2021 Share Repurchase Program pursuant to which we may repurchase up to $100.0 million of our Class A common stock.

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

During the year ended December 31, 2024, we executed open market purchases of $34.1 million of our Class A common stock under the 2021 Share Repurchase Program. As of December 31, 2024, there remained $47.1 million of share repurchase availability under the 2021 Share Repurchase Program. In December 2023, we entered into a trading plan under Rule 10b5-1 of the Exchange Act authorizing the repurchase of shares of the Company’s Class A common stock. From January 2, 2024 to April 24, 2024, we purchased 4.8 million shares of our Class A common stock. In June 2024, we entered into another trading plan under Rule 10b5-1 of the Exchange Act authorizing the repurchase of shares of the Company’s Class A common stock. From June 26, 2024 to August 13, 2024, we purchased 4.0 million shares of our Class A common stock.

We anticipate that our cash from operations, together with our current borrowing capacity, will be sufficient to fund purchases of our Class A common stock pursuant to the 2021 Share Repurchase Program and pay principal and interest as it comes due under our debt arrangements.

Cash Flows

A summary of cash provided by or used in our operating, investing and financing activities from continuing operations are shown in the following table:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$93,095	$228,492	$104,705
Net cash provided by (used in) investing activities	206,446	(50,515)	(106,100)
Net cash used in financing activities	(211,417)	(178,396)	(31,381)
Net effect of foreign currency changes on cash, cash equivalents and restricted cash	(4,575)	1,800	(7,872)
Net change in cash, cash equivalents and restricted cash	$83,549	$1,381	$(40,648)

Net Cash Provided by Operating Activities

Net cash provided by operating activities from continuing operations for the year ended December 31, 2024 consisted of net loss from continuing operations of $378.4 million adjusted for certain non-cash items, including impairment of goodwill and indefinite-lived asset of $275.2 million, gain on repurchases of Senior Secured Notes and Term Loan Facility, net of cost of extinguishments of $9.1 million, depreciation and amortization of $204.6 million, stock-based compensation of $31.0 million and effects of changes in working capital.

Net cash provided by operating activities from continuing operations during the year ended December 31, 2023, consisted of net loss of $81.2 million adjusted for certain non-cash items, including depreciation and amortization of $208.9 million, impairment charges of $43.5 million, gain on deconsolidation of subsidiaries of $58.9 million, stock-based compensation of $38.9 million, fair value adjustments related to contingent consideration of $11.2 million, gain on repurchases of Term Loan Facility and Senior Secured Notes debt of $8.7 million and effects of changes in working capital.

Net cash provided by operating activities from discontinued operations during the year ended December 31, 2024, consisted of net income of $53.7 million adjusted for certain non-cash items, including gain on divestitures of $95.3 million and effects of changes in working capital.

Net cash provided by operating activities from discontinued operations during the year ended December 31, 2023, consisted of net income of $20.9 million adjusted for certain non-cash items, including depreciation and amortization of $15.8 million, loss on divestitures of $19.1 million and effects of changes in working capital.

Net Cash Used in Investing Activities

Net cash provided by investing activities from continuing operations for the year ended December 31, 2024 primarily consisted of the proceeds from divestitures of $275.7 million, partially offset by the purchase of property and equipment and capitalized software of $55.3 million, primarily related to our ERP initiative, which includes upgrading our information system platform, and the purchase of investments in unconsolidated affiliates of $13.9 million.

Net cash provided by investing activities from continuing operations for the year ended December 31, 2023 included the deconsolidation of subsidiaries, net of proceeds of $31.5 million and purchases of property and equipment of $41.6 million, partially offset by proceeds from divestitures of $21.1 million.

Net cash used in investing activities from discontinued operations for the year ended December 31, 2024 consisted of purchases of property and equipment of $2.5 million and divestitures of cash and cash equivalents and restricted cash of $4.8 million.

Net cash used in investing activities from discontinued operations for the year ended December 31, 2023 consisted of purchases of property and equipment of $4.7 million.

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

Cash flows used in financing activities from continuing operations during the year ended December 31, 2024 were primarily related to repurchases of Senior Secured Notes and Term Loan Facility of $147.1 million, repayment of principal on our Term Loan Facility of $13.1 million, payments for taxes related to net share settlement of $12.8 million, payments of contingent consideration of $5.7 million and payments related to the share repurchase program of $34.1 million.

Cash flows used in financing activities from continuing operations during the year ended December 31, 2023 were primarily related to repurchases of Term Loan Facility and Senior Secured Notes debt of $156.6 million, repayment of principal on our Term Loan Facility of $13.5 million, payments of contingent consideration and holdback payments of $5.8 million, and open market purchases of $6.4 million of our Class A common stock under the 2021 Share Repurchase Program. This was partially offset by $2.2 million related to proceeds from shares issued under the 2020 Employee Stock Purchase Plan.

Cash flows used in financing activities from discontinued operations during the year ended December 31, 2024 were primarily related to contingent consideration payments of $4.4 million.

Cash flows provided by financing activities from discontinued operations during the year ended December 31, 2023 were primarily related to proceeds from government loans for COVID-19 relief, partially offset by principal payments on long-term debt and holdback payments.

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

On December 2, 2022, Borrower, Holdings and certain of the Borrower’s subsidiaries, entered into the Second Amendment to ABL Revolving Credit Agreement (the “Second Amendment”), which amends the ABL Revolving Credit Agreement, by and among the Borrower, Holdings, the lenders from time to time party thereto and Bank of America, as administrative agent, and the other parties thereto. The Second Amendment was entered into by the Borrower to amend certain terms and provisions of the ABL Revolving Credit Agreement, including, among other things: (i) increasing the aggregate amount of maximum revolving commitments available from $400.0 million to $500.0 million; (ii) replacing the Eurocurrency Rate interest rate metric with a metric based on Term SOFR (as defined in the Second Amendment), whereby applicable borrowings in United States dollars will bear interest at a floating rate based on Term SOFR plus an applicable margin; (iii) reducing each applicable interest rate pricing tier based on the Average Historical Excess Availability (as defined therein) with respect to Term SOFR borrowings, Alternative Currency borrowings, base rate borrowings and Canadian Prime Rate borrowings, in each case for each pricing tier by 0.25% per annum; and (iv) extending the scheduled maturity date of the borrowings to December 2, 2027.

Term Loan Facility

The Term Loan Facility consists of a term loan credit facility denominated in U.S. dollars in an aggregate principal amount of $1.106 billion. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount. Borrowings will bear interest at a floating rate of Term SOFR plus an applicable margin of 4.25% per annum, subject to additional spread adjustment on SOFR ranging from 0.11% to 0.26%.

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

On October 28, 2021, the Borrower, Holdings, and certain of the Borrower’s subsidiaries, entered into Amendment No. 1 to the First Lien Credit Agreement (the “First Lien Amendment”), which amended the First Lien Credit Agreement, dated October 28, 2020, by and among the Borrower, Holdings, Bank of America, as administrative agent and collateral agent, each lender party from time-to-time thereto, and the other parties thereto. The First Lien Amendment was entered into by the Borrower to reduce the applicable interest rate on the term loan from 5.25% to 4.50% per annum, resulting in estimated interest savings of approximately $9.9 million or $7.3 million, net of tax, per annum. Additional terms and provisions amended include (i) resetting the period for six months following October 28, 2021 in which a 1.00% prepayment premium shall apply to any prepayment of the term loan in connection with certain repricing events, and (ii) updating the provisions by which U.S. Dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark to reflect the most recent standards and practices used in the industry and by Bank of America. In May 2023 the Company amended the Term Loan Facility to replace the U.S. Dollar LIBOR provisions with SOFR, effective June 30, 2023. In April 2024 (the “Third Lien Amendment Effective Date”), the Company amended the Term Loan Facility to (i) reduce the applicable interest rate margin (a) from 4.50% to 4.25% for SOFR loans or (b) from 3.50% to 3.25% for base rate loans; and (ii) reset the period for six months following the Third Lien Amendment Effective Date in which a 1.00% prepayment premium shall apply to any prepayment of the term loans in connection with a Repricing Event (as defined in the amended First Lien Credit Agreement).

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

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2024:

(in thousands)	Total	Current	Long-Term
Operating lease liabilities(1)	$37,971	$13,323	$24,648
Client deposits(2)	12,906	12,906	—
Total debt excluding deferred issuance costs(3)	1,699,940	13,250	1,686,690
Other long-term liabilities on the consolidated balance sheets
Unpaid claims(4)	69,635	35,913	33,722
Restructuring and reorganization(5)	15,598	15,598	—
Total contractual obligations	$1,836,050	$90,990	$1,745,060

(1)
Refer to Note 9—Leases of our audited consolidated financial statements for the year ended December 31, 2024 for additional information regarding the maturity of operating lease liabilities.
(2)
Represents payments collected from our clients, primarily, associated with market development funds that arise out of our business.
(3)
We have an aggregate principal amount of $1.106 billion borrowing on the Term Loan Facility, which bears the applicable interest rate of 4.25% per annum, and $615.1 million in Senior Secured Notes, which is subject to a fixed interest rate of 6.5%. Refer to Note 8 — Debt of our audited consolidated financial statements for the year ended December 31, 2024 for additional information regarding the maturities of debt principal. Total debt excluding deferred issuance costs does not include the obligation of future interest payments.
(4)
Represents $59.4 million of an estimated liability under our workers’ compensation programs for claims incurred but unpaid and $10.3 million of employee insurance reserves as of December 31, 2024.
(5)
Refer to Note 7—Restructuring of our audited consolidated financial statements for the year ended December 31, 2024 for additional information regarding our restructuring and reorganization activities.

Cash and Cash Equivalents Held Outside the United States

As of December 31, 2024, and 2023, $65.0 million and $44.0 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries. The increase in cash and cash equivalents held by foreign subsidiaries during the year ended December 31, 2024 was primarily due to an increase in cash held by our Canadian subsidiary. As of December 31, 2024 and 2023, $18.5 million and $24.6 million, respectively, of our cash and cash equivalents were held by foreign branches.

We assessed our determination as to our indefinite reinvestment intent for certain of our foreign subsidiaries and recorded a deferred tax liability of approximately $0.6 million of withholding tax as of December 31, 2024 for unremitted earnings in Canada with respect to which we do not have an indefinite reinvestment assertion. We will continue to evaluate our cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds from the foreign subsidiaries except for Canada. We have continued to assert indefinite reinvestment on all other earnings as it is necessary for continuing operations and to grow the business. If at a point in the future our assertion changes, we will evaluate tax-efficient means to repatriate the earnings. In addition, we expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities such as business acquisitions or to settle debt, we could elect to repatriate future earnings from foreign jurisdictions. These alternatives could result in higher income tax expense or increased interest expense. Excluding Canada, we consider the remaining undistributed earnings of our foreign subsidiaries, as of December 31, 2024, to be indefinitely reinvested and, accordingly, no provision has been made for taxes in excess of the $0.6 million noted above.

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

Revenue Recognition

We recognize revenue when control of promised goods or services is transferred to the client in an amount that reflects the consideration that we expect to be entitled to in exchange for such goods or services. Substantially all of our contracts with clients involve the transfer of a service to the client, which represents a performance obligation that is satisfied over time because the client simultaneously receives and consumes the benefits of the services provided. In most cases, the contracts provide for a performance obligation that is comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). For these contracts, we allocate the ratable portion of the consideration based on the services provided in each period of service to such period.

Revenues related to the Branded Services segment are primarily recognized in the form of commissions, fee-for-service and cost-plus fees for providing headquarter relationship management, execution of merchandising strategies and omni-commerce marketing services.

Revenues within the Branded Services segment are further disaggregated between brokerage services, branded merchandising services, omni-commerce marketing services, and revenues related to our European joint venture (prior to the deconsolidation during fiscal year 2023). Brokerage services revenues are primarily outsourced sales and services for branded consumer goods manufacturers at retailer headquarters, in-store and online. Branded merchandising services relate to merchandising in-store and online for branded consumer goods manufacturers. Omni-commerce marketing services primarily relate to digital and field marketing services.

Experiential Services segment revenues are primarily recognized in the form of fee-for-service and cost-plus fees for providing in-store, digital sampling and demonstrations, where we manage highly customized, large-scale sampling programs for leading brands and retailers.

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

We have contracts that include variable consideration whereby the ultimate consideration is contingent on future events such as the client’s sales to retailers, hours worked, event count, costs incurred and performance incentive bonuses. Commission revenues are generally earned upon performance of headquarter relationship management, analytics, insights and intelligence, e-commerce, administration and retail services arrangements. As part of these arrangements, we provide a variety of services to consumer goods manufacturers in order to improve the manufacturer’s sales to retailers. This includes primarily outsourced sales, business development, category and space management, relationship management and in-store sales strategy services. In exchange for these services, we earn an agreed upon percentage of our client’s sales to retailers, which is agreed upon on a manufacturer-by-manufacturer basis. We may be entitled to additional fees upon meeting specific performance goals or thresholds, which we refer to as bonus revenue. The variability of the consideration for the services transferred during a reporting period is typically resolved by the end of the reporting period. However, for certain client contracts, we estimate the variable consideration for the services that have been transferred to the client during the reporting period. We typically estimate the variable consideration based on the expected value method. Estimates are based on historical experience and current facts known during the reporting period. We recognize revenue related to variable consideration if it is probable that a significant reversal of revenue recognized will not occur. When such probable threshold is not satisfied, we will constrain some or all of the variable consideration, and such constrained amount will not be recognized as revenue until the probable threshold is met or the uncertainty is resolved and the final amount is known. We record an adjustment to revenue for differences between estimated revenues and the amounts ultimately invoiced to the client. Adjustments to revenue during the current period related to services transferred during prior periods were not material for the year ended December 31, 2024.

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

During the second quarter of fiscal year 2024, we determined a triggering event occurred and an impairment assessment was warranted for the Branded Agencies reporting unit goodwill due to the pending sale of one of the businesses that comprised a substantial portion of the assets, liabilities, and prospective cash flows of the Branded Agencies reporting unit. Additionally, during the fourth quarter of fiscal year 2024, we determined a triggering event occurred and an impairment assessment was warranted for the Branded Services reporting unit goodwill due to the loss of clients and a reduction in the scope of client services as our clients implemented internal cost reduction initiatives in response to challenges in the broader markets in which they operate.

We utilize a combination of income and market approaches to estimate the fair value of our reporting units. The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions for the reporting units’ revenue growth rates, earnings before interest, taxes, depreciation and amortization (“EBITDA”) margins, terminal growth rates, discount rates, and incremental net working capital, all of which require significant management judgment.

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

During the second quarter of fiscal year 2024, we determined a triggering event occurred and an impairment assessment was warranted for the Branded Agencies reporting unit goodwill due to the pending sale of one of the businesses that comprised a substantial portion of the assets, liabilities and prospective cash flows of the Branded Agencies reporting unit. As a result of the impairment test performed, we recognized a goodwill impairment charge of $99.7 million related to the Company's Branded Agencies reporting unit goodwill during the year ended December 31, 2024, which has been reflected in “Impairment of goodwill and indefinite-lived asset” in the Consolidated Statements of Operations and Comprehensive Loss. As a result of this charge, an immaterial amount of goodwill remains in this reporting unit.

The following table represents a sensitivity analysis on the goodwill impairment charge (under the income approach without consideration to the market approach) for the Branded Agencies reporting unit depicting the percent increase in the $99.7 million charge had the fair value been estimated with a 0.5% increase in the discount rate used, a 1.0% decrease in the long-term growth rate and a 1.0% increase in the net working capital assumptions used at May 31, 2024.

Assumption Change	% Increase in Impairment Charge
0.5% increase in discount rate	5.0%
1.0% decrease in long-term growth rate	4.2%
1.0% increase in incremental working capital	2.5%

In connection with the annual quantitative impairment test as of October 1, 2024, we concluded that the goodwill was not impaired as of October 1, 2024. Additionally, no triggering events were identified for the Branded Agencies, Experiential Services, Merchandising and Retailer Agencies reporting units through December 31, 2024. The fair values of the Branded Services, Branded Agencies and Merchandising reporting units exceeded their respective carrying values by less than 20%.

During the fourth quarter of fiscal year 2024, the Company identified a triggering event that required an impairment assessment of goodwill for the Branded Services reporting unit. The triggering event was due to the loss of clients and a reduction in the scope of client services as the Company’s clients implemented internal cost reduction initiatives in response to challenges in the broader markets in which they operate. As a result of the goodwill impairment test, the Company recognized a goodwill impairment charge of $133.5 million related to the Branded Services reporting unit during the year ended December 31, 2024. This charge is reflected in “Impairment of goodwill and indefinite-lived asset” in the Consolidated Statements of Operations and Comprehensive Loss.

The following table represents a sensitivity analysis on the goodwill impairment charge (under the income approach without consideration to the market approach) for the Branded Services reporting unit depicting the percent increase in the $133.5 million charge had the fair value been estimated with a 0.1% increase in the discount rate used, a 0.1% decrease in the long-term growth rate and a 1.0% increase in the net working capital assumptions used at December 31, 2024. Under each of the sensitivity scenarios presented, the resulting impairment charge would fully reduce the goodwill balance of the Branded Services reporting unit to zero as of December 31, 2024.

Assumption Change	% Increase in Impairment Charge
0.1% increase in discount rate	23.9%
0.1% decrease in long-term growth rate	27.5%
1.0% increase in incremental working capital	24.3%

The uncertainty and volatility in the economic environment which we operate could have an impact on our future growth and could result in future impairment charges. There is no assurance that actual future earnings, cash flows or other assumptions for the reporting units will not significantly decline from these projections.

Indefinite-Lived Asset

Our indefinite-lived intangible asset is comprised of our trade name. The intangible asset with an indefinite useful life is not amortized but tested annually, at the beginning of the fourth quarter, for impairment or more often if events occur or circumstances change that would create a triggering event. We have the option to perform a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value before performing a quantitative impairment test. We test our indefinite-lived intangible assets for impairment using a relief from royalty method by comparing the estimated fair values of the indefinite-lived intangible assets with the carrying values. The estimates used in the determination of fair value are subjective in nature and involve the use of significant assumptions. These estimates and assumptions include revenue growth rates, terminal growth rate, discount rates and royalty rate, which requires significant management judgment. The assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates.

In connection with our annual quantitative impairment tests as of October 1, 2024 and 2023, we concluded that our indefinite-lived intangible asset was not impaired.

During the fourth quarter of December 31, 2024, we recognized an intangible asset impairment charge of $42.0 million as a result of the triggering event for the Branded Services reporting unit.

The following table represents a sensitivity analysis on the indefinite-lived trade name intangible asset depicting the percent increase in the $42.0 million charge related to the indefinite-lived trade name had the fair value been estimated with a 0.1% increase in the discount rate used and a 0.1% decrease in the royalty rate used at December 31, 2024.

Assumption Change	% Increase in Impairment Charge
0.5% increase in discount rate	70.6%
0.1% increase in royalty rate	40.0%

During the fourth quarter of fiscal year 2023, we determined a triggering event occurred and an impairment assessment was warranted for our indefinite-lived trade name due to the deconsolidation of our European joint venture and the planned divestitures of a collection of foodservice businesses. As a result, we recognized an intangible asset impairment charge of $43.5 million related to our indefinite-lived trade name during the year ended December 31, 2023, which has been reflected in “Impairment of goodwill and indefinite-lived asset” in the Consolidated Statements of Operations and Comprehensive Loss.

Stock-Based Compensation

Performance restricted stock units (“PSUs”) are subject to the achievement of certain performance conditions based on measurements of our Adjusted EBITDA margin and cash earnings in the respective measurement period and the recipient’s continued service to us. The PSUs are scheduled to vest over a three-year period from the date of grant and may vest from 0% to 200% of the number of shares. The fair value of PSU grants was equal to the closing price of our stock on the date of the applicable grant. Restricted stock units (“RSUs”) are subject to the recipient’s continued service to us. The RSUs are generally scheduled to vest in increments of one-third over a three year period and are subject to the provisions of the RSU agreement under the Advantage Solutions. Inc. 2020 Incentive Award Plan, as amended and restated (the “Plan”).

Refer to Note 12—Stock Based Compensation and Other Benefit Plans to our audited consolidated financial statements included elsewhere in this Annual Report for details regarding stock-based compensation plans.

Recently Issued Accounting Pronouncements

Refer to Note 1—Organization and Significant Accounting Policies – Recent Accounting Pronouncements, to our audited consolidated financial statements included elsewhere in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

Our exposure to foreign currency exchange rate fluctuations is primarily the result of foreign subsidiaries and foreign branches primarily domiciled in Canada. We use financial derivative instruments to hedge foreign currency exchange rate risks associated with our Canadian operations.

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated loss before taxes would have increased by approximately $3.5 million for the year ended December 31, 2024.

Interest Rate Risk

Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under the Term Loan Facility, Revolving Credit Facility and Notes.

We manage our interest rate risk through the use of derivative financial instruments. Specifically, we have entered into interest rate collar agreements to manage our exposure to potential interest rate increases that may result from fluctuations in SOFR. We do not designate these derivatives as hedges for accounting purposes, and as a result, all changes in the fair value of derivatives, used to hedge interest rates, are recorded in “Interest expense, net” in our Consolidated Statements of Operations and Comprehensive Loss.

As of December 31, 2024, we had interest rate collar contracts with an aggregate notional value of $850.0 million principal from various financial institutions to manage our exposure to interest rate movements on variable rate credit facilities. The interest rate collars will mature on April 5, 2026, 2027 and 2028. The aggregate fair value of our interest rate collars represented an outstanding net asset of $0.8 million as of December 31, 2024.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the Term Loan Facility and Revolving Credit Facility would have resulted in an increase of $0.8 million in interest expense, net of gains from interest rate collars and caps, for the year ended December 31, 2024.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate collar agreements or modify our existing interest rate collar agreements. However, we do not intend or expect to enter into derivative or interest rate collar transactions for speculative purposes.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	59
Consolidated Balance Sheets	62
Consolidated Statements of Operations and Comprehensive Loss	63
Consolidated Statements of Stockholders’ Equity	64
Consolidated Statements of Cash Flows	65
Notes to Consolidated Financial Statements	66
Schedule I—Condensed Registrant Only Financial Information of Advantage Solutions Inc. as of December 31, 2024 and 2023, and for the years ended December 31, 2024, 2023, and 2022	111

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advantage Solutions Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Advantage Solutions Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Interim and Annual Goodwill Impairment Assessments – Certain Reporting Units

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s goodwill balance was $477.0 million as of December 31, 2024, the majority of which related to the Branded Agencies, Experiential Services, Branded Services, and Merchandising reporting units. Management tests its goodwill for impairment at the beginning of the fourth quarter of a given fiscal year and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. When it is determined that a quantitative impairment test should be performed, if the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment loss; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Management utilizes a combination of income and market approaches to estimate the fair value of its reporting units. The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions for the reporting units' revenue growth rates, earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, terminal growth rates, capital cost expenditures as a percentage of revenue, discount rates, and incremental net working capital, all of which require significant management judgment. The market approach applies market multiples derived from the historical earnings data of selected guideline publicly-traded companies to the Company’s reporting units’ businesses and acquisition premiums of similar businesses involved in recent merger and acquisition transactions, which requires significant management judgment. Effective January 1, 2024, the Company revised its reportable segments and performed an interim impairment assessment for its five reporting units’ goodwill, which did not result in an impairment charge. During the second quarter of fiscal year 2024, management determined a triggering event occurred and an impairment assessment was warranted for the Branded Agencies reporting unit goodwill, resulting in a goodwill impairment charge of $99.7 million. During the fourth quarter of fiscal year 2024, management determined a triggering event occurred and an impairment assessment was warranted for the Branded Services reporting unit goodwill, resulting in a goodwill impairment charge of $133.5 million.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessments for the Branded Agencies, Experiential Services, and Branded Services reporting units, and the annual goodwill impairment assessments for the Branded Services and Merchandising reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, EBITDA margins, terminal growth rates, and discount rates used in the income approach and market multiples and acquisition premium used in the market approach, as applicable to the reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessments, including controls over the valuation of the Branded Agencies, Experiential Services, Branded Services, and Merchandising reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the reporting units; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of underlying data used in the approaches; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, EBITDA margins, terminal growth rates, and discount rates used in the income approach and market multiples and acquisition premium used in the market approach, as applicable to the reporting unit. Evaluating management’s assumptions related to revenue growth rates and EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s income and market approaches and (ii) the reasonableness of the terminal growth rates, discount rates, market multiples, and acquisition premium assumptions, as applicable to the reporting unit.

Interim and Annual Indefinite-Lived Intangible Asset Impairment Assessments

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s indefinite-lived intangible asset balance was $609.5 million as of December 31, 2024, which relates to the Advantage trade name. Intangible assets with indefinite useful lives are not amortized but tested annually, at the beginning of the fourth quarter, for impairment or more often if events occur or circumstances change that would create a triggering event. Management tests its indefinite-lived intangible asset for impairment using a relief from royalty method by comparing the estimated fair value of the indefinite-lived intangible asset with the carrying value. The estimates used in the determination of fair value involve the use of significant assumptions, including revenue growth rates, terminal growth rate, discount rate, and royalty rate, all of which require significant management judgment. During the fourth quarter of fiscal year 2024, management determined a triggering event occurred and an impairment assessment was warranted, resulting in an intangible asset impairment charge of $42.0 million.

The principal considerations for our determination that performing procedures relating to the interim and annual indefinite-lived intangible asset impairment assessments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the indefinite-lived intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, discount rate, and royalty rate for the interim assessment, and discount rate and royalty rate for the annual assessment; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s indefinite-lived intangible asset impairment assessments. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the indefinite-lived intangible asset; (ii) evaluating the appropriateness of the relief from royalty method used by management; (iii) testing the completeness and accuracy of underlying data used in the relief from royalty method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, discount rates, and royalty rates. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the brand; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Company’s relief from royalty method and (ii) the reasonableness of the discount rate and royalty rate assumptions.

/s/ PricewaterhouseCoopers LLP

Irvine, California

March 7, 2025

We have served as the Company’s auditor since 2003.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$205,233	$120,839
Restricted cash	15,518	16,363
Accounts receivable, net of allowance for expected credit losses of $13,047 and $29,294, respectively	603,069	659,499
Prepaid expenses and other current assets	86,918	115,921
Current assets of discontinued operations	—	99,412
Total current assets	910,738	1,012,034
Property and equipment, net	97,763	64,708
Goodwill	477,021	710,191
Other intangible assets, net	1,332,578	1,551,828
Investments in unconsolidated affiliates	226,510	210,829
Other assets	61,907	43,543
Other assets of discontinued operations	—	186,190
Total assets	$3,106,517	$3,779,323
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$13,250	$13,274
Accounts payable	158,485	172,894
Accrued compensation and benefits	129,486	161,447
Other accrued expenses	134,677	144,415
Deferred revenues	24,164	26,598
Current liabilities of discontinued operations	—	22,669
Total current liabilities	460,062	541,297
Long-term debt, net of current portion	1,686,690	1,848,118
Deferred income tax liabilities	146,889	204,136
Other long-term liabilities	64,141	74,555
Other liabilities of discontinued operations	—	7,140
Total liabilities	2,357,782	2,675,246

Commitments and contingencies (Note 18)

Equity attributable to stockholders of Advantage Solutions Inc.
Preferred stock, no par value, 10,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 320,773,096 and 322,235,261 shares issued and outstanding as of December 31, 2024 and 2023, respectively	32	32
Additional paid in capital	3,466,221	3,449,261
Accumulated deficit	(2,641,612)	(2,314,650)
Loans to Karman Topco L.P.	(7,029)	(6,387)
Accumulated other comprehensive loss	(15,861)	(3,945)
Treasury stock, at cost; 12,400,075 and 3,600,075 shares as of December 31, 2024 and 2023, respectively	(53,016)	(18,949)
Total equity attributable to stockholders of Advantage Solutions Inc.	748,735	1,105,362
Nonredeemable noncontrolling interest	—	(1,285)
Total stockholders' equity	748,735	1,104,077
Total liabilities and stockholders' equity	$3,106,517	$3,779,323

See Notes to the Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except share and per share data)	2024	2023	2022
Revenues	$3,566,324	$3,900,125	$3,646,342
Cost of revenues (exclusive of depreciation and amortization shown separately below)	3,059,052	3,415,046	3,173,493
Selling, general, and administrative expenses	324,596	250,235	175,360
Impairment of goodwill and indefinite-lived asset	275,170	43,500	1,572,523
Gain on deconsolidation of subsidiaries	—	(58,891)	—
Loss on divestitures	—	—	2,863
Depreciation and amortization	204,553	208,856	216,046
Income from equity method investments	(2,064)	(5,210)	—
Total operating expenses	3,861,307	3,853,536	5,140,285
Operating (loss) income from continuing operations	(294,983)	46,589	(1,493,943)
Other (income) expenses:
Change in fair value of warrant liabilities	(584)	(286)	(21,236)
Interest expense, net	146,792	165,734	104,387
Total other expenses, net	146,208	165,448	83,151
Loss from continuing operations before income taxes	(441,191)	(118,859)	(1,577,094)
Benefit from income taxes from continuing operations	(62,787)	(37,648)	(158,442)
Net loss from continuing operations	(378,404)	(81,211)	(1,418,652)
Net income from discontinued operations, net of tax	53,634	20,829	41,350
Net loss	(324,770)	(60,382)	(1,377,302)
Less: net income from continuing operations attributable to noncontrolling interest, net of tax	—	2,346	3,757
Less: net income (loss) from discontinued operations attributable to noncontrolling interest, net of tax	2,192	594	(546)
Net loss attributable to stockholders of Advantage Solutions Inc.	$(326,962)	$(63,322)	$(1,380,513)

Net loss per common share:
Basic loss per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(1.18)	$(0.26)	$(4.46)
Basic earnings per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$0.16	$0.06	$0.13

Diluted net loss per share:
Diluted loss per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(1.18)	$(0.26)	$(4.46)
Diluted earnings per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$0.16	$0.06	$0.13
Weighted-average number of common shares:
Basic	321,515,982	323,677,515	318,682,548
Diluted	321,515,982	323,677,515	318,682,548

Net loss attributable to stockholders of Advantage Solutions Inc.	$(326,962)	$(63,322)	$(1,380,513)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(9,485)	5,817	(14,370)
Total comprehensive loss attributable to stockholders of Advantage Solutions Inc.	$(336,447)	$(57,505)	$(1,394,883)

See Notes to the Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated	Advantage
					Additional			Other	Solutions Inc.		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interest	Equity
Balance at January 1, 2022	316,963,552	$32	1,610,014	$(12,567)	$3,373,278	$(866,607)	$(6,340)	$(4,479)	$2,483,317	$97,084	$2,580,401
Comprehensive loss
Net (loss) income	—	—	—	—	—	(1,380,502)	—	—	(1,380,502)	2,995	(1,377,507)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(14,370)	(14,370)	(4,526)	(18,896)
Total comprehensive loss	—	—	—	—	—	—	—	—	(1,394,872)	(1,531)	(1,396,403)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(23)	—	(23)	—	(23)
Increase in noncontrolling interest	—	—	—	—	—	—	—	—	—	6,191	6,191
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(6,934)	—	—	—	(6,934)	—	(6,934)
Shares issued under 2020 Employee Stock Purchase Plan	713,213	—	—	—	3,320	—	—	—	3,320	—	3,320
Shares issued under 2020 Incentive Award Plan	2,013,535	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	39,172	—	—	—	39,172	—	39,172
Balance at December 31, 2022	319,690,300	$32	1,610,014	$(12,567)	$3,408,836	$(2,247,109)	$(6,363)	$(18,849)	$1,123,980	$101,744	$1,225,724
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(63,258)	—	—	(63,258)	2,639	(60,619)
Foreign currency translation adjustments	—	—	—	—	—	—	—	5,817	5,817	3,201	9,018
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(57,441)	5,840	(51,601)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(24)	—	(24)	—	(24)
Purchase of treasury stock	(4,164,010)	—	4,164,010	(10,665)	—	—	—	—	(10,665)	—	(10,665)
Retirement of shares	—	—	(2,173,949)	4,283	—	(4,283)	—	—	—	—	-
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(2,524)	—	—	—	(2,524)	—	(2,524)
Shares issued under 2020 Employee Stock Purchase Plan	1,241,440	—	—	—	2,248	—	—	—	2,248	—	2,248
Shares issued under 2020 Incentive Award Plan and tax related to net share settlement	5,467,531	—	—	—	(1,880)	—	—	—	(1,880)	—	(1,880)
Stock-based compensation expense	—	—	—	—	42,581	—	—	—	42,581	—	42,581
Deconsolidation of subsidiaries	—	—	—	—	—	—	—	9,087	9,087	(108,869)	(99,782)
Balance at December 31, 2023	322,235,261	$32	3,600,075	$(18,949)	$3,449,261	$(2,314,650)	$(6,387)	$(3,945)	$1,105,362	$(1,285)	$1,104,077
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(326,962)	—	—	(326,962)	2,192	(324,770)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(9,485)	(9,485)	73	(9,412)
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(336,447)	2,265	(334,182)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(642)	—	(642)	—	(642)
Purchase of treasury stock	(8,800,000)	—	8,800,000	(34,067)	—	—	—	—	(34,067)	—	(34,067)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	723	—	—	—	723	—	723
Shares issued under 2020 Employee Stock Purchase Plan	983,808	—	—	—	2,294	—	—	—	2,294	—	2,294
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(12,765)	—	—	—	(12,765)	—	(12,765)
Shares issued under 2020 Incentive Award Plan	6,354,027	—	—	—	—	—	—	—	—	—	—
Sale of a business	—	—	—	—	—	—	—	(2,431)	(2,431)	(980)	(3,411)
Stock-based compensation expense	—	—	—	—	26,708	—	—	—	26,708	—	26,708
Balance at December 31, 2024	320,773,096	$32	12,400,075	$(53,016)	$3,466,221	$(2,641,612)	$(7,029)	$(15,861)	$748,735	$—	$748,735
See Notes to Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(378,404)	$(81,211)	$(1,418,652)
Adjustments to reconcile net loss to net cash provided by operating activities
Non-cash interest expense (income)	5,227	(7,728)	(43,810)
Deferred financing fees related to repricing of long-term debt	1,079	—	—
Amortization of deferred financing fees	6,766	8,292	8,860
Impairment of goodwill and indefinite-lived asset	275,170	43,500	1,572,523
Depreciation and amortization	204,553	208,856	216,046
Change in fair value of warrant liability	(584)	(286)	(21,236)
Fair value adjustments related to contingent consideration	1,678	11,152	6,572
Deferred income taxes	(57,307)	(80,416)	(190,754)
Equity-based compensation of Karman Topco L.P.	723	(2,524)	(6,934)
Stock-based compensation	31,019	38,933	35,101
Income from equity method investments	(2,064)	(5,511)	(10,609)
Distribution received from equity method investments	3,289	2,100	1,826
Gain on deconsolidation of subsidiaries	—	(58,891)	—
Gain on repurchases of Senior Secured Notes and Term Loan Facility debt	(9,141)	(8,665)	—
Loss on disposal of property and equipment	1,274	3,318	644
Loss on divestiture	—	—	2,863
Changes in operating assets and liabilities, net of effects from divestitures:
Accounts receivable, net	51,154	38,899	(85,737)
Prepaid expenses and other assets	28,396	100,841	15,051
Accounts payable	(12,918)	(23,066)	(14,164)
Accrued compensation and benefits	(30,380)	27,458	17,854
Deferred revenues	(2,129)	8,551	(10,930)
Other accrued expenses and other liabilities	(24,306)	4,890	30,191
Net cash provided by operating activities	93,095	228,492	104,705
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of businesses, net of cash acquired	—	—	(74,206)
Purchase of investments in unconsolidated affiliates	(13,932)	(3,023)	(775)
Purchase of property and equipment	(7,838)	(20,691)	(12,351)
Purchase of capitalized software	(47,501)	(20,872)	(20,664)
Proceeds from divestitures, net of cash	275,717	21,108	1,896
Deconsolidation of subsidiaries cash and cash equivalents and restricted cash, net of proceeds	—	(31,465)	—
Proceeds from sale of investments in unconsolidated affiliates	—	4,428	—
Net cash provided by (used in) investing activities	206,446	(50,515)	(106,100)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	—	99,538	326,090
Payments on lines of credit	—	(99,102)	(326,968)
Principal payments on long-term debt	(13,131)	(13,294)	(13,293)
Repurchases of Senior Secured Notes and Term Loan Facility debt	(147,122)	(156,559)	—
Debt issuance costs	(971)	—	—
Proceeds from issuance of common stock	2,294	2,248	3,320
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	(12,765)	(1,880)	—
Contingent consideration payments	(5,655)	(1,867)	(13,002)
Holdback payments	—	(944)	(11,057)
Financing fees paid	—	—	(1,464)
Contribution from noncontrolling interest	—	—	5,217
Redemption of noncontrolling interest	—	(154)	(224)
Purchase of treasury stock	(34,067)	(6,382)	—
Net cash used in financing activities	(211,417)	(178,396)	(31,381)
Net effect of foreign currency changes on cash, cash equivalents and restricted cash	(4,575)	1,800	(7,872)
Net change in cash, cash equivalents and restricted cash	83,549	1,381	(40,648)
Cash, cash equivalents and restricted cash, beginning of period	137,202	135,821	176,469
Cash, cash equivalents and restricted cash, end of period	$220,751	$137,202	$135,821

See Notes to the Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

On July 25, 2014, Karman Topco L.P. (“Topco”) completed the acquisition (the “2014 Topco Acquisition”) of Advantage Sales & Marketing Inc., which became a wholly owned indirect subsidiary of Topco. The equity units of Topco are held by equity funds affiliated with or advised by CVC Capital Partners, Leonard Green & Partners, Juggernaut Capital Partners, Centerview Capital, L.P., and Bain Capital.

On September 7, 2020, Topco and one of its subsidiaries entered into an agreement and plan of merger (as amended, modified, supplemented or waived, the “Merger Agreement”), with Conyers Park II Acquisition Corp., a Delaware corporation, now known as Advantage Solutions Inc. (“Conyers Park”), CP II Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Conyers Park. On October 28, 2020, Conyers Park consummated the merger pursuant to the Merger Agreement, and became a majority-owned subsidiary of Topco and changed its name to Advantage Solutions Inc. (the “Company” or “Advantage”).

The Company is headquartered in Clayton, Missouri, in the St. Louis-metropolitan area, and is a business solutions provider to consumer goods companies and retailers.

The Company’s common stock and public warrants (as further described in Note 13—Equity) are listed on the Nasdaq Global Select Market under the symbol “ADV” and warrants to purchase the common stock at an exercise price of $11.50 per share are listed on the Nasdaq Global Select Market under the symbol “ADVWW”.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The financial information set forth herein reflects: (a) the Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statements of Stockholders’ Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022 and (b) the Consolidated Balance Sheets as of December 31, 2024 and 2023. The consolidated financial statements for the years ended December 31, 2024, 2023, and 2022 reflect Topco’s basis in the assets and liabilities of the Company, as a result of the 2014 Topco Acquisition. The Company’s share in the earnings or losses for its investments in affiliates is reflected in “Investments in unconsolidated affiliates” and “Income from equity method investments” in the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss, respectively. All intercompany balances and transactions have been eliminated upon consolidation.

Discontinued Operations

The Company presents discontinued operations when there is a disposal of a component or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The results of discontinued operations are reported in net income (loss) from discontinued operations in the consolidated statements of operations for all periods presented, commencing in the period in which the business is either disposed of or is classified as held for sale, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less costs to sell. Assets and liabilities related to a business classified as held for sale or meets the criteria for discontinued operations are segregated in the consolidated balance sheets for the current and prior periods presented. Cash flows for continuing and discontinued operations are segregated in the consolidated statements of cash flows for the current and prior periods. When proceeds are not utilized to paydown long-term debt, the assets and liabilities associated with discontinued operations in the current period balance sheet are classified as current.

Certain prior period balances related to the Company's reportable segments and discontinued operations have been reclassified to conform to the current presentation in the consolidated financial statements and accompanying notes. The notes to the consolidated financial statements are presented on a continuing operations basis unless otherwise noted. Refer to Note 17—Operating Segments and Geographic Information for additional information on the Company’s reportable segments. Refer to Note 2—Discontinued Operations, Deconsolidation of European Joint Venture, Divestitures and Acquisitions for additional information on the Company’s discontinued operations.

Change in Reportable Segments

Effective January 1, 2024, Advantage Solutions Inc. revised its reportable segments to align with the Company's business strategy, and the manner in which the Chief Executive Officer, the Company's chief operating decision maker (“CODM”), assesses performance and makes decisions regarding the allocation of resources for the Company. The Company’s revised operating and reportable segments consist of Branded Services, Experiential Services, and Retailer Services. This change had no impact on the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statements of Stockholders' Equity and Consolidated Statements of Cash Flows. Prior period segment results have been reclassified to reflect the Company’s new reportable segments on a continuing operations basis.

When evaluating the Company’s financial performance, the CODM regularly reviews revenues, compensation and benefits, reimbursable expenses and other segment items. Refer to Note 17—Operating Segments and Geographic Information for additional information on the Company’s reportable segments.

Deconsolidation of European Joint Venture

On November 30, 2023 the Company reduced its equity interest in Advantage Smollan Limited (“ASL”), its European joint venture, from a majority interest to a minority interest of 49.6%. The Company also removed certain participating rights with ASL related to capital allocation and certain of the Company’s decision making rights, resulting in a loss of control. Therefore, in accordance with Accounting Standards Codification 810 (“ASC 810”), Consolidation, ASL was deconsolidated from the Company’s consolidated financial statements resulting in the recognition of a $58.9 million gain for the year ended December 31, 2023. Effective December 1, 2023, the Company’s investment in ASL is accounted for under the equity method of accounting, with the investment reported in “Investments in unconsolidated affiliates” on the Consolidated Balance Sheets and equity income reported in “Income from equity method investments” on the Consolidated Statements of Operations and Comprehensive Loss.

Reclassifications

The Company has reclassified certain amounts on the consolidated balance sheets, consolidated statements of operations and comprehensive loss and consolidated statements of cash flows and in Note 17—Operating Segments and Geographic Information to conform to current period presentation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from such estimates. The Company’s estimates primarily include revenues, workers’ compensation and employee medical claim reserves, fair value of contingent consideration, leases, income taxes, derivative instruments and fair value considerations in applying purchase accounting and assessing goodwill and other asset impairments.

Foreign Currency

The Company’s reporting currency is U.S. dollars as that is the currency of the primary economic environment in which the Company operates. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are included in “Accumulated other comprehensive loss” in the Consolidated Statements of Stockholders’ Equity. Transactions in foreign currencies other than the entities’ functional currency are converted using the rate of exchange at the date of transaction. The gains or losses arising from the revaluation of foreign currency transactions to functional currency are included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in Accumulated other comprehensive loss in stockholders’ equity. The Company reports gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are of a long-term investment nature, in “Other comprehensive loss” in the Consolidated Statements of Operations and Comprehensive Loss. These items represented a net loss of $0.1 million, a gain of $0.1 million, and a gain of $7.6 million during the years ended December 31, 2024, 2023, and 2022, respectively.

Cash and Cash Equivalents and Restricted Cash

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company’s Consolidated Statements of Cash Flows:

	December 31,
(in thousands)	2024	2023	2022
Cash and cash equivalents	$205,233	$120,839	118,004
Restricted cash	15,518	16,363	17,817
Total cash, cash equivalents and restricted cash	$220,751	$137,202	$135,821

The following table provides supplemental disclosure of cash flow information:

	Year Ended December 31,
(in thousands)	2024	2023	2022
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Exchange of ownership of Partnership SPV 1 Limited for fair value of GSH	$—	$15,854	$—
Non-cash proceeds from divestitures	$45,056	$4,283	$—
Purchases of property and equipment recorded in accounts payable and accrued expenses	$114	$1,201	$842
Purchases of capitalized software recorded in accounts payable and accrued expenses	$7,272	$—	$—
SUPPLEMENTAL CASH FLOW INFORMATION
Gain (loss) on divestitures from discontinued operations	$95,099	$(19,068)	$—
Non-cash consideration for purchases of investments in unconsolidated affiliates	$10,432	$—	$—
Cash payments for interest	$163,202	$174,767	$126,560
Cash received from interest rate derivatives	$30,824	$28,808	$6,527
Cash payments for income taxes, net	$31,269	$39,007	$45,729

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

Derivatives

The Company uses financial instruments to hedge interest rate and foreign exchange risk. Derivative instruments, used to hedge interest rates, consist of interest rate swaps and interest rate collars and caps. Interest rate swap contracts involve the exchange of floating rate interest payment obligations for fixed interest rate payments without the exchange of the underlying principal amounts. Interest rate collar and cap contracts limit the floating interest rate exposure to the indicative rate in the agreement. Derivatives are initially recognized at fair value on the date a contract is entered into and are subsequently re-measured at fair value. The fair values of derivatives are measured using observable market prices or, where market prices are not available, by using discounted expected future cash flows at prevailing interest and exchange rates. The Company does not designate these derivatives as hedges for accounting purposes, and as a result, all changes in the fair value of derivatives used to hedge interest rates and foreign exchange risk are recorded in “Interest expense, net” and in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss, respectively. Cash flows associated with such derivatives are reported in cash flows from operating activities in the Consolidated Statements of Cash Flows. These arrangements contain an element of risk in that the counterparties may be unable to meet the terms of such arrangements. In the event the counterparties are unable to fulfill their related obligations, the Company could potentially incur significant additional costs by replacing the positions at then current market rates. The Company manages its risk of exposure by limiting counterparties to those banks and institutions deemed appropriate by management.

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

Leasehold improvements	3—10 years
Furniture and fixtures	3—7 years
Computer hardware and other equipment	3—5 years
Software	3—7 years

Internal-Use Software Development Costs

The Company capitalizes certain direct costs associated with the development and purchase of internal-use software within property and equipment. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Maintenance and training costs are expensed as incurred. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding seven years. Maintenance and training costs are charged to expense as incurred and included in operating expenses. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to capitalized internal-use software for the years ended December 31, 2024 and 2023.

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

Distributions received from unconsolidated entities that represent returns on the Company’s investment are reported as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Cash distributions from unconsolidated entities that represent returns of the Company’s investment are reported as cash flows from investing activities.

Business Combinations

The Company accounts for business combinations using the acquisition method. Under this method, the purchase price of an acquisition is allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. To the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed, such excess is allocated to goodwill. Factors giving rise to goodwill generally include assembled workforce, geographic presence, expertise, and synergies that are anticipated as a result of the business combination, including enhanced product and service offerings. The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and other estimates made by management. The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as the Company obtains more information as to facts and circumstances existing at the acquisition date impacting asset valuations and liabilities assumed. Goodwill acquired in business combinations is assigned to the reporting unit expected to benefit from the combination as of the acquisition date. Acquisition-related costs are recognized separately from the acquisition and are expensed as incurred.

Divestitures

The Company nets the proceeds from the divestitures of businesses with the carrying amount of the related net assets and liabilities and records a gain or loss in the Consolidated Statements of Operations and Comprehensive Loss. Any contingent payments that are potentially due to the Company as a result of these divestitures are recorded when it is probable that a significant reversal of such consideration will not occur, or in the case of a business, when such payments are realizable. For divestitures of businesses, the Company includes the relative fair value of goodwill associated with the businesses in the determination of the gain or loss on sale.

Discontinued Operations

The Company classifies a business that has been disposed of or is classified as held for sale as a discontinued operation when the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. Assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of net loss in the Consolidated Statements of Operations and Comprehensive Loss.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired in an acquisition. The Company tests for impairment of goodwill at the reporting unit level. The Company generally combines components that have similar economic characteristics, nature of services, types of clients, distribution methods and regulatory environment. The Company has five reporting units, Branded Services, Branded Agencies, Experiential Services, Merchandising and Retailer Agencies.

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

The Company’s annual goodwill impairment assessment for each year is performed as of October 1. The Company utilizes a combination of income and market approaches to estimate the fair value of its reporting units. The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions for the reporting units’ revenue growth rates, earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins, terminal growth rates, capital cost expenditures as a percentage of revenue, discount rates, and incremental net working capital, all of which require significant management judgment. The market approach applies market multiples derived from the historical earnings data of selected guideline publicly-traded companies to the Company’s reporting units’ businesses and acquisition premiums of similar businesses involved in recent merger and acquisition transactions, which requires significant management judgment. The guideline companies are first screened by industry group and then further narrowed based on the reporting units’ business descriptions, markets served, competitors, EBITDA margins and revenue size. Market multiples are then selected from within the range of these guideline companies’ multiples based on the subject reporting unit. The Company compares a weighted average of the output from the income and market approaches to the carrying value of each reporting unit. The Company also compares the aggregate estimated fair value of its reporting units to the estimated fair value of its total market capitalization. The assumptions in the income and market approach are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy (described in “Fair Value Measurements,” below). The Company based its fair value estimates on assumptions it believes to be reasonable but which are unpredictable and inherently uncertain. A change in these underlying assumptions would cause a change in the results of the tests and, as such, could cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future. Additionally, if actual results are not consistent with the estimates and assumptions or if there are significant changes to the Company’s planned strategy, it may cause fair value to be less than the carrying amounts and result in an impairment of goodwill in the future.

Effective January 1, 2024, the Company performed an interim impairment assessment for its five reporting units’ goodwill. Each of the fair values for the reporting units tested were in excess of its carrying amount. The fair values of the Branded Agencies and Experiential Services reporting units exceeded their respective carrying values by less than 20%.

During the second quarter of fiscal year 2024, the Company determined a triggering event occurred and an impairment assessment was warranted for the Branded Agencies reporting unit goodwill due to the pending sale of one of the businesses that comprised a substantial portion of the assets, liabilities and prospective cash flows of the Branded Agencies reporting unit. As a result of the impairment test performed, the Company recognized a goodwill impairment charge of $99.7 million related to the Company's Branded Agencies reporting unit goodwill for the year ended December 31, 2024, which has been reflected in “Impairment of goodwill and indefinite-lived asset” in the Consolidated Statements of Operations and Comprehensive Loss. As a result of this charge, an immaterial amount of goodwill remains in this reporting unit.

In connection with the Company’s annual quantitative impairment test as of October 1, 2024, the Company concluded that the goodwill was not impaired as of October 1, 2024. Additionally, no triggering events were identified for the Branded Agencies, Experiential Services, Merchandising and Retailer Agencies reporting units through December 31, 2024. The fair values of the Branded Services, Branded Agencies and Merchandising reporting units exceeded their respective carrying values by less than 20%.

During the fourth quarter of fiscal year 2024, the Company identified a triggering event that required an impairment assessment of goodwill for the Branded Services reporting unit. The triggering event was due to the loss of clients and a reduction in the scope of client services as the Company’s clients implemented internal cost reduction initiatives in response to challenges in the broader markets in which they operate. As a result of the goodwill impairment test, the Company recognized a goodwill impairment charge of $133.5 million related to the Branded Services reporting unit during the year ended December 31, 2024. This charge is reflected in “Impairment of goodwill and indefinite-lived asset” in the Consolidated Statements of Operations and Comprehensive Loss.

In connection with the Company's annual quantitative impairment test as of October 1, 2023, the Company concluded that the goodwill was not impaired as of October 1, 2023. The Company determined that no additional goodwill triggering events occurred through December 31, 2023.

In connection with the Company's annual quantitative impairment test as of October 1, 2022, the Company recognized $722.7 million, $308.2 million and $336.6 million in impairment charges in the Branded Services, Experiential Services and Retailer Services segments, respectively, for the year ended December 31, 2022, which has been reflected in “Impairment of goodwill and indefinite-lived asset” in the Company’s Consolidated Statements of Operations and Comprehensive Loss. While there was no single determinative event or factor, the consideration of the weight of evidence of several factors that culminated during the fourth quarter of 2022 led the Company to conclude that it was more likely than not that the fair value of the reporting units were below their carrying values. These factors included: (a) sustained decline in the Company’s share price; (b) challenges in the labor market and continued inflationary pressures; and (c) an increase to the discount rate as a result of the recent increases in interest rates which adversely affected the results of the quantitative impairment tests.

The uncertainty and volatility in the economic environment in which the Company operates could have an impact on the Company's future growth and could result in future impairment charges. There is no assurance that actual future earnings, cash flows or other assumptions for the reporting units will not significantly decline from these projections.

Indefinite Lived Intangible Asset

The Company’s indefinite-lived intangible asset is the Advantage Trade Name. Prior to the segment change, the Company went to market with the Advantage Trade Name being specifically used and assessed for impairment in the Sales and Marketing businesses. As a result of the change in the Company's reportable segments effective as of January 1, 2024, the Company determined, based on the change in the planned use of the Advantage Trade Name intangible asset, that the Advantage Trade Name should be considered an entity-wide asset for reporting and impairment testing purposes. Intangible assets with indefinite useful lives are not amortized but tested annually, at the beginning of the fourth quarter, for impairment or more often if events occur or circumstances change that would create a triggering event. The Company has the option to perform a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value before performing a quantitative impairment test. The Company tests its indefinite-lived intangible assets for impairment using a relief from royalty method by comparing the estimated fair value of the indefinite-lived intangible asset with the carrying value. The estimates used in the determination of fair value are subjective in nature and involve the use of significant assumptions. These estimates and assumptions include revenue growth rates, terminal growth rate, discount rate and royalty rate, all of which require significant management judgment. The assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The Company based its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates.

As of January 1, 2024, the Company concluded there was a triggering event for an interim impairment assessment due to the change in unit of account of the indefinite-lived intangible asset. Based on the interim impairment assessment, the estimated fair value exceeded the carrying value by approximately 6%, thus no impairment was recorded.

In connection with the Company’s annual quantitative impairment test as of October 1, 2024, the Company concluded that the indefinite-lived intangible asset was not impaired.

During the fourth quarter of fiscal year 2024, the Company recognized an intangible asset impairment charge of $42.0 million as a result of the triggering event for the Branded Services reporting unit.

In connection with the Company’s annual quantitative impairment test as of October 1, 2023, the Company concluded that the indefinite-lived intangible asset was not impaired.

During the fourth quarter of 2023, the Company determined a triggering event occurred and an impairment assessment was warranted due to the deconsolidation of the Company’s European joint venture and the planned divestitures of a collection of foodservice businesses, which was determined to be held for sale. As a result, the Company recognized an intangible asset impairment charge of $43.5 million related to the Advantage Trade Name during the year ended December 31, 2023, which has been reflected in “Impairment of goodwill and indefinite-lived asset” in the Consolidated Statements of Operations and Comprehensive Loss.

In connection with the Company's annual quantitative impairment test as of October 1, 2022, the Company concluded the carrying value of the Advantage Trade Name exceeded its estimated fair value. As a result, the Company recognized an intangible asset impairment charge of $205.0 million related to the Company’s indefinite-lived trade name, which has been reflected in “Impairment of goodwill and indefinite-lived asset” in the Company’s Consolidated Statements of Operations and Comprehensive Loss. While there was no single determinative event or factor, the factors that led to the impairment were the same circumstances outlined in the goodwill fiscal year 2022 impairment discussion above.

Long-Lived Assets

Long-lived assets to be held and used, including finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured as the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. No impairment related to the Company’s long-lived assets was recorded during the years ended December 31, 2024, 2023, and 2022.

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

Leases

The Company has obligations under various real estate leases, equipment leases, and software license agreements. The Company assesses whether these arrangements are or contain leases at lease inception. Classification of the leases between financing and operating leases is determined by assessing whether the lease transfers ownership of the asset to the Company, the lease grants an option for the Company to purchase the underlying asset, the lease term is for the majority of the asset’s remaining economic life, or if the minimum lease payments equal or substantially exceed all of the leased asset’s fair market value. As of December 31, 2024, the Company's finance leases were not material. Refer to Note 9—Leases, for further information regarding the Company’s operating leases.

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

Restructuring

The Company's restructuring charges consist of employee severance, one-time termination benefits and ongoing benefits related to the reduction of its workforce, and other exit and disposal costs. One-time termination benefits are expensed at the date the Company notifies the employee, unless the employee must provide future service beyond a minimum retention period, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit amounts are estimable.

During fiscal year 2024, the Company implemented restructuring plans including a Voluntary Early Retirement Program (“VERP”) and a cost savings program to improve operational performance and align cost structures consistent with revenue levels associated with business changes, which includes special termination benefits associated with a reduction-in-force (“2024 RIF”). The Company’s restructuring charges consist of settlement charges and special termination benefits associated with the VERP and 2024 RIF. One-time termination benefits are expensed at the time the VERP participants accept the offer or the Company notifies the 2024 RIF participants, and the amounts can be reasonably estimated. Liabilities for costs associated with the restructuring activities are measured at fair value and are recognized when the liability is incurred. See to Note 7—Restructuring, for further information regarding the Company’s restructuring activities.

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

Revenues related to the Branded Services segment are primarily recognized in the form of commissions, fee-for-service and cost-plus fees for providing headquarter relationship management, execution of merchandising strategies and omni-commerce marketing services. Revenues within the Branded Services segment are further disaggregated between brokerage services, branded merchandising services, omni-commerce marketing services, and revenues related to the Company's European joint venture (prior to the deconsolidation during fiscal year 2023). Brokerage services revenues are primarily outsourced sales and services for branded consumer goods manufacturers at retailer headquarters, in-store and online. Branded merchandising services relate to merchandising in-store and online for branded consumer goods manufacturers. Omni-commerce marketing services primarily relate to digital and field marketing services.

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

Disaggregated revenues were as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Branded Services
Brokerage services	$495,302	$534,670	$554,226
Branded merchandising services	428,821	444,859	429,873
Omni-commerce marketing services	382,213	404,522	408,494
European joint venture	—	374,366	371,483
Total Branded Services revenue	$1,306,336	$1,758,417	$1,764,076
Experiential Services
Experiential services	$1,295,029	$1,159,449	$904,230
Total Experiential Services revenue	$1,295,029	$1,159,449	$904,230
Retailer Services
Retail merchandising services	$701,709	$714,052	$712,189
Advisory services	197,506	207,675	217,992
Agency services	65,744	60,532	47,855
Total Retailer Services revenue	$964,959	$982,259	$978,036
Total revenues	$3,566,324	$3,900,125	$3,646,342

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

The variability of the consideration for the services transferred during a reporting period is typically resolved by the end of the reporting period. However, for certain client contracts, the Company is required to estimate the variable consideration for the services that have been transferred to the client during the reporting period. The Company typically estimates the variable consideration based on the expected value method. Estimates are based on historical experience and current facts known during the reporting period. The

Company only recognizes revenues related to variable consideration if it is probable that a significant reversal of revenues recognized will not occur when the uncertainty associated with the variable consideration is resolved. When such probable threshold is not satisfied, the Company will constrain some or all of the variable consideration and the constrained variable consideration will not be recognized as revenues. The Company records an adjustment to revenue for differences between estimated revenues and the amounts ultimately invoiced to the client. Adjustments to revenue during the current period related to services transferred during prior periods were not material during the years ended December 31, 2024, 2023, and 2022.

The Company has contracts that include fixed consideration such as a fee per project or a fixed monthly fee. For contracts with a fee per project, revenues are recognized over time using an input method such as hours worked that reasonably depicts the Company’s performance in transferring control of the services to the client. The Company determined that the input method represents a reasonable method to measure the satisfaction of the performance obligation to the client. For contracts with a fixed monthly fee, revenues are recognized using a time-based measure resulting in straight-line revenue recognition. A time-based measure was determined to represent a reasonable method to measure the satisfaction of the performance obligation to the client because the Company has a stand ready obligation to make itself available to provide services upon the client’s request or the client receives the benefit from the Company’s services evenly over the contract period.

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

Contract liabilities represent deferred revenues which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation(s) and are included in “Deferred revenues” in the Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the years ended December 31, 2024, 2023, and 2022, included $19.4 million, $17.6 million, and $29.4 million of deferred revenues from the respective prior years.

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

Equity-based Compensation

The Company measures the cost of non-employee services received in exchange for an award of equity instruments based on the measurement date fair value consistent with the vesting of the awards and measuring the fair value of these units at the end of each measurement period. The cost is recognized over the requisite service period. The Company’s equity-based compensation is based on grant date fair value.

Stock-based Compensation

Stock-based compensation costs related to stock options granted to employees are measured at the date of grant based on the estimated fair value of the award. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The fair value for stock-settled restricted stock units (“RSUs”) and performance stock units (“PSUs”) are based on the Company’s stock price on the date of grant.

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

•

Risk-Free Interest Rate. The Company based the risk-free interest rate used in the Black-Scholes option-pricing model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent term of options for each option group.

•

Expected Term. The expected term represents the period that the stock-based awards are expected to be outstanding. Because of the limitations on the sale or transfer or the Company's common stock as a previously privately held company, the Company does not believe its historical exercise pattern for similar awards is indicative of the pattern the Company will experience as a publicly traded company. For option grants that are considered to be “plain vanilla,” the Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life of the options.

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

The Company recognizes compensation costs for awards with service vesting conditions on an accelerated method under the graded vesting method over the requisite service period of the award, which is generally the vesting term of three years. Stock-based compensation expense is included in “Selling, general and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and on the date of issuance and for liability-classified awards, remeasured to fair value at each balance sheet date thereafter.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized in “Change in fair value of warrant liabilities” in the Consolidated Statements of Operations and Comprehensive Loss.

Based on the availability of sufficient observable information, the Company determines the fair value of the liability classified private placement warrants by approximating the value with the price of the public warrants at the respective period end, which is inherently less subjective and judgmental given it is based on observable inputs.

Other Comprehensive Loss

The Company’s comprehensive loss includes net income (loss) as well as foreign currency translation adjustments, net of tax. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive loss in stockholders’ equity.

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

Recent Accounting Pronouncements

Recent Accounting Standards Adopted by the Company

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires entities to disclose incremental segment information on an annual and interim basis, including significant segment expenses and measures of profit or loss that are regularly provided to the CODM. The standard is effective for the Company beginning in fiscal year 2024 and interim periods within fiscal year 2025, with early adoption permitted. The Company adopted the standard retrospectively. Refer to Note 17—Operating Segments and Geographic Information for additional information on the Company’s reportable segments.

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to expand their existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company beginning in fiscal year 2025, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures.

In March 2024, the Securities and Exchange Commission (“SEC”) adopted final climate-related disclosure rules under SEC Release Nos. 33-11275 and 34-99678, The Enhancement and Standardization of Climate-Related Disclosures for Investors. The rules require disclosure of governance, risk management and strategy related to material climate-related risks as well as disclosure of material greenhouse gas emissions in registration statements and annual reports. In addition, the rules require presentation of certain material climate-related disclosures in the annual consolidated financial statements. On April 4, 2024, the SEC voluntarily stayed the effective date of the final rules pending completion of judicial review following legal challenges. The disclosure requirements will apply to the Company beginning with fiscal year 2025, pending resolution of the stay. The Company is currently evaluating the impact of the rules on the consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2024-03 on the consolidated financial statements and related disclosures.

All other new accounting pronouncements issued, but not yet effective or adopted have been deemed to be not relevant to the Company and, accordingly, are not expected to have a material impact once adopted.

2. Discontinued Operations, Deconsolidation of European Joint Venture, Divestitures and Acquisitions

Discontinued Operations

The Company classifies a business that has been disposed of or is classified as held for sale as a discontinued operation when the criteria prescribed by FASB ASC 205, Presentation of Financial Statements are met. While the 2023 Divestitures did not previously qualify for presentation as discontinued operations, the Company concluded that, in the aggregate, the sales of these businesses along with the 2024 Divestitures (collectively, the “discontinued operations” that are all part of the divestiture plan) met the criteria for discontinued operations presentation as their dispositions represent a strategic shift that has had a major effect on the Company's operations and financial results. As a result, each of these businesses has been reclassified to discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss, Consolidated Balance Sheets and Consolidated Statements of Cash Flows for all periods presented.

As part of the agreements for certain divestitures, the Company has agreed to provide certain transitional services as detailed within respective transition services agreements for a period of time after sale. Income and expenses related to these transitional services are immaterial and are reported in “Net loss from continuing operations” on the Consolidated Statements of Operations and Comprehensive Loss.

The following table presents the summarized balance sheet of discontinued operations. As of December 31, 2024, all businesses that were previously classified as discontinued operations had been fully divested.

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

The following table presents the summarized statements of operations of discontinued operations.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenues	$80,017	$324,720	$403,400
Cost of revenues (exclusive of depreciation and amortization shown separately below)	59,605	245,420	319,691
Selling, general, and administrative expenses	15,816	14,855	12,154
(Gain) loss on divestitures	(95,099)	19,068	—
Depreciation and amortization	4,695	15,841	17,029
Total operating expenses	(14,983)	295,184	348,874
Operating income from discontinued operations	95,000	29,536	54,526
Other expenses:
Interest expense	48	68	72
Total other expenses	48	68	72
Income before income taxes from discontinued operations	94,952	29,468	54,454
Provision for income taxes from discontinued operations	41,318	8,639	13,104
Net income from discontinued operations, net of tax	53,634	20,829	41,350
Less: net income (loss) from discontinued operations attributable to noncontrolling interest, net of tax	2,192	594	(546)
Net income from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$51,442	$20,235	$41,896

The following table provides a summary of the cash flows from discontinued operations:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities from discontinued operations	$6,437	$10,513	$16,553
Net cash used in investing activities from discontinued operations	(7,304)	(4,708)	(7,440)
Net cash used in financing activities from discontinued operations	(4,362)	(2,942)	(10,263)
Net effect of foreign currency changes on cash from discontinued operations	(412)	76	(307)
Net change in cash, cash equivalents and restricted cash from discontinued operations	$(5,641)	$2,939	$(1,457)

2024 Divestitures

On January 31, 2024, the Company sold a collection of foodservice businesses, previously classified as held for sale (as current assets) as of December 31, 2023 (collectively with the other businesses disposed during the twelve months ended December 31, 2024, the “2024 Divestitures”). As part of the sale, the foodservice businesses were combined with an entity owned by the buyer, with the Company receiving approximately $91.0 million, subject to working capital adjustments and an ongoing 7.5% interest in the combined business. The ongoing ownership interest represents a continuing involvement which the Company has determined represents an equity method investment. Upon the close of the transaction, the retained 7.5% interest was recognized at fair value of $8.4 million, valued using unobservable inputs (i.e., Level 3 inputs), primarily discounted cash flow.

The investment is reported in “Investments in unconsolidated affiliates” on the Consolidated Balance Sheets and an immaterial amount of equity income (loss) reported in “Income from equity method investments” on the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2024. Transactions between the Company and the combined foodservice entity are considered to be related-party transactions subsequent to the divesture.

During the second quarter of 2024, the Company sold two agencies in the Branded Services segment, one agency in the Experiential Services segment and one agency in the Retailer Services segment. The Company received $65.2 million including estimated working capital adjustments.

On July 31, 2024, the Company completed the sale of the Jun Group business in exchange for proceeds of approximately $185.0 million less any adjustments. The Company received approximately $130.0 million in cash upon completion of the sale. As part of the purchase agreement, the buyer has agreed to remit the remaining consideration of $27.5 million (less $5.0 million estimated adjustments) and $27.5 million, 12 and 18 months, respectively, after the completion of the sale.

During the year ended December 31, 2024, the Company recorded a gain from the 2024 Divestitures of $95.1 million as a component of “Net income from discontinued operations, net of tax” in the Consolidated Statements of Operations and Comprehensive Loss. Proceeds from the sales were classified as cash provided by investing activities from continuing operations in the Consolidated Statements of Cash Flows.

2023 Deconsolidation of ASL

On November 30, 2023 the Company reduced its equity interest in Advantage Smollan Limited (“ASL”), its European joint venture, from a majority interest to a minority interest of 49.6%. The Company also removed certain participating rights with ASL related to capital allocation and certain of the Company’s decision making rights, resulting in a loss of control. Therefore, in accordance with ASC 810, ASL was deconsolidated from the Company’s consolidated financial statements. Effective December 1, 2023, the Company’s investment in ASL is accounted for under the equity method of accounting, with the investment reported in “Investments in unconsolidated affiliates” on the Consolidated Balance Sheets and equity income (loss) reported in “Income from equity method investments” on the Consolidated Statements of Operations and Other Comprehensive Loss. Transactions between the Company and ASL are considered to be related-party transactions from the date of deconsolidation.

The fair value of the Company's continuing investment in ASL of $91.9 million was determined at the date of deconsolidation, recorded within “Investments in unconsolidated affiliates” on the Consolidated Balance Sheets and is assessed for impairment at each reporting period. The estimated fair value of the underlying business was determined based on a combination of the income and market approaches. The income approach utilizes estimates of discounted cash flows for the underlying business, which requires assumptions for growth rates, EBITDA margins, terminal growth rate, discount rate, and incremental net working capital, all of which require significant management judgment. The market approach applies market multiples derived from historical earnings data of selected guideline publicly traded companies. The Company compared a weighted average of the output from the income and market approaches to compute the fair value of ASL. The assumptions in the income and market approach are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy (described in Note 1—Organization and Significant Accounting Policies). The difference between the carrying value of the assets and liabilities of ASL that were deconsolidated and the fair value of the continuing investment, as determined at the date of deconsolidation, was $58.9 million, before tax, and this gain on deconsolidation is reflected within the Company’s Consolidated Statements of Operations and Other Comprehensive Loss for the year ended December 31, 2023. As a result of the ASL deconsolidation, the Company determined a triggering event occurred for the sales indefinite-lived trade name and an intangible asset impairment charge of $43.5 million was recorded. As part of the Company derecognizing ASL, the Company attributed $18.2 million of the former Sales reporting unit goodwill to that business, which was derecognized and reflected in the calculated gain on sale. The Company determined that the remaining former Sales reporting unit goodwill was not impaired.

ASL is party to transactions with the Company and its consolidated subsidiaries entered into in the normal course of business and these transactions include corporate expenses for services benefiting ASL. Up to the date of the deconsolidation, these transactions were eliminated on consolidation and had no impact on the Company’s Consolidated Statements of Operations and Comprehensive Loss. After deconsolidating ASL, these transactions are treated as third-party transactions in the Company’s financial statements. The amount of these related-party transactions is included within Note 15—Related Parties.

2023 Divestitures

During the year ended December 31, 2023, the Company recognized a loss on the sale of businesses of $19.1 million, as a component of “Net income from discontinued operations, net of tax” in the Consolidated Statements of Operations and Comprehensive Loss. The Company received $21.1 million of proceeds, net of transaction fees and holdbacks.

2022 Acquisitions

The Company acquired four businesses during the year ended December 31, 2022. The acquisitions were accounted for under the acquisition method of accounting. As such, the purchase consideration for each acquired business was allocated to the acquired tangible and intangible assets and liabilities assumed based upon their respective fair values. Assets acquired and liabilities assumed in the business combinations were recorded on the Company’s financial statements as of the acquisition date based upon the estimated fair value at such date. The excess of the purchase consideration over the estimated fair value of the net tangible and identifiable intangible assets acquired was recorded as goodwill. The results of operations of each acquired business has been included in the Consolidated Statements of Operations and Comprehensive Loss since its respective date of acquisition.

The aggregate purchase price for the acquisitions referenced above was $75.5 million, which includes $74.2 million paid in cash, $0.5 million recorded as contingent consideration liabilities, and $0.8 million recorded as holdback amounts. Contingent consideration payments are determined based on future financial performance and payment obligations (as defined in the applicable purchase agreement) and are recorded at fair value. The maximum potential payment outcome related to the acquisitions was $1.6 million. The goodwill related to the acquisitions represented the value paid for the assembled workforce, geographic presence, and expertise. Of the resulting goodwill relating to these acquisitions, $1.0 million is deductible for tax purposes.

The fair values of the identifiable assets and liabilities of the acquisitions less post-close adjustments related to working capital completed during the year ended December 31, 2022, as of the applicable acquisition dates, are as follows:

(in thousands)
Consideration:
Cash	$74,206
Holdback	810
Fair value of contingent consideration	510
Total consideration	75,526
Recognized amounts of identifiable assets acquired and liabilities assumed:
Assets
Accounts receivable	$6,817
Other assets	3,446
Identifiable intangible assets	25,546
Total assets	35,809
Liabilities
Accounts payable	7,363
Deferred tax liabilities and other	8,546
Total liabilities	15,909

Redeemable noncontrolling interest	1,987

Noncontrolling interest	974
Total identifiable net assets	16,939
Goodwill arising from acquisitions	$58,587

The identifiable intangible assets are amortized on a straight-line basis over their estimated useful lives. The fair value and estimated useful lives of the intangible assets acquired are as follows:

(in thousands)	Amount	Weighted Average Useful Life
Client relationships	$24,413	6 years
Trade names	1,133	5 years
Total identifiable intangible assets	25,546

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

3. Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2024 and 2023, are as follows:

(in thousands)	Branded Services	Experiential Services	Retailer Services	Total
Gross carrying amount as of December 31, 2022	$990,115	$547,671	$1,206,559	$2,744,345
Accumulated impairment charge	(722,675)	(308,244)	(988,604)	(2,019,523)
Balance at January 1, 2023	267,440	239,427	217,955	724,822
Measurement period adjustments	350	—	—	350
Deconsolidation of subsidiaries	(18,193)	—	—	(18,193)
Foreign exchange translation effects	3,212	—	—	3,212
Balance at December 31, 2023	252,809	239,427	217,955	710,191
Impairment charge	(233,170)	—	—	(233,170)
Balance at December 31, 2024	$19,639	$239,427	$217,955	$477,021

During the second quarter of fiscal year 2024, the Company determined a triggering event occurred and an impairment assessment was warranted for the Branded Agencies reporting unit goodwill due to the pending sale of one of the businesses that comprised a substantial portion of the assets, liabilities and prospective cash flows of the Branded Agencies reporting unit. As a result of the impairment test performed, the Company recognized a goodwill impairment charge of $99.7 million related to the Company's Branded Agencies reporting unit goodwill during the year ended December 31, 2024, which has been reflected in “Impairment of goodwill and indefinite-lived asset” in the Consolidated Statements of Operations and Comprehensive Loss. As a result of this charge, an immaterial amount of goodwill remains in this reporting unit.

During the fourth quarter of fiscal year 2024, the Company identified a triggering event that required an impairment assessment of goodwill for the Branded Services reporting unit. The triggering event was due to the loss of clients and a reduction in the scope of client services as the Company’s clients implemented internal cost reduction initiatives in response to challenges in the broader markets in which they operate. As a result of the goodwill impairment test, the Company recognized a goodwill impairment charge of $133.5 million related to the Branded Services reporting unit during the year ended December 31, 2024. This charge is reflected in “Impairment of goodwill and indefinite-lived asset” in the Consolidated Statements of Operations and Comprehensive Loss. As a result of this charge, the Branded Services segment had accumulated impairment losses to goodwill of $955.8 million as of December 31, 2024.

During the fiscal year ended December 31, 2022, the Company recognized goodwill impairment charges of $1,367.5 million as a result of the Company’s annual evaluation of goodwill impairment test (as further described in Note 1—Organization and Significant Accounting Policies). Accumulated impairment losses to goodwill were $2,252.7 million and $2,019.5 million as of December 31, 2024 and 2023, respectively.

The following tables set forth information for intangible assets:

		December 31, 2024
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,256,382	$1,559,551	$—	$696,831
Trade names	10 years	88,600	62,353	—	26,247
Total finite-lived intangible assets		2,344,982	1,621,904	—	723,078
Indefinite-lived intangible assets:
Trade name		1,480,000	—	870,500	609,500
Total other intangible assets		$3,824,982	$1,621,904	$870,500	$1,332,578

		December 31, 2023
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,282,792	$1,417,570	$—	$865,222
Trade names	10 years	88,600	53,494	—	35,106
Total finite-lived intangible assets		2,371,392	1,471,064	—	900,328
Indefinite-lived intangible assets:
Trade name		1,480,000	—	828,500	651,500
Total other intangible assets		$3,851,392	$1,471,064	$828,500	$1,551,828

Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year they become fully amortized.

As of December 31, 2024, estimated future amortization expenses of the Company’s finite-lived intangible assets are as follows:

(in thousands)
2025	$171,619
2026	169,131
2027	167,500
2028	133,069
2029	76,636
Thereafter	5,123
Total amortization expense	$723,078

The Company records all intangible assets at their respective fair values and assesses the estimated useful lives of the assets at the time of acquisition. Client relationships were valued using the multi-period excess earnings method under the income approach. The values of client relationships are generally regarded as the estimated economic benefit derived from the incremental revenues and related cash flows as a direct result of the client relationships in place versus having to replicate them. Further, the Company evaluated the legal, regulatory, contractual, competitive, economic or other factors in determining the useful life. Trade names were valued using the relief-from-royalty method under the income approach. This method relies on the premise that, in lieu of ownership, a company would be willing to pay a royalty to obtain access to the use and benefits of the trade names. The Company has considered its trade name related to the 2014 Topco Acquisition to be indefinite, as there is no foreseeable limit on the period of time over which such trade names are expected to contribute to the cash flows of the reporting entity.

Amortization expenses included in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022 were $177.3 million, $186.8 million, and $189.1 million, respectively.

During the fourth quarter of December 31, 2024, the Company recognized an intangible asset impairment charge of $42.0 million as a result of the triggering event for the Branded Services reporting unit.

During the year ended December 31, 2023, the Company recognized an intangible asset impairment charge of $43.5 million related to the Company's indefinite-lived trade name, in connection with the Company’s deconsolidation of its European joint venture and planned disposition of its foodservice businesses (as further described in Note 1—Organization and Significant Accounting Policies and Note 2—Discontinued Operations, Deconsolidation of European Joint Venture, Divestitures and Acquisitions). During the year ended December 31, 2022, the Company recognized intangible asset impairment charges of $205.0 million related to the Company's indefinite-lived trade name in connection with the Company’s annual intangible asset impairment test on October 1, 2022 (as further described in Note 1—Organization and Significant Accounting Policies).

During fiscal year 2022, the Company concluded the impact of challenges in the labor market and continued inflationary pressures was an indicator that impairment may exist related to its client relationship intangible assets and as a result, the Company performed a recoverability test and determined that there was no impairment.

4. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
(in thousands)	2024	2023
Inventory and supplies	$8,061	$29,731
Prepaid expenses	39,473	44,949
Interest rate collars and caps	—	26,279
Prepaid income taxes	2,120	2,889
Other receivables	11,626	8,187
Consideration receivable from divestitures	22,530	—
Other current assets	3,108	3,886
Total prepaid expenses and other current assets	$86,918	$115,921

Inventory is stated at the lower of cost and net realizable value. Costs are determined on the first-in, first-out basis. The Company records write-downs of inventories which are obsolete or in excess of anticipated demand or net realizable value based on a consideration of marketability, historical sales and demand forecasts which consider assumptions about future demand and market conditions.

Other assets consist of the following:

	December 31,
(in thousands)	2024	2023
Operating lease right-of-use assets	$25,932	$33,841
Deposits	3,394	3,201
Workers' compensation receivable	3,605	3,941
Consideration receivable from divestitures	25,166	—
Other long-term assets	3,810	2,560
Total other assets	$61,907	$43,543

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
(in thousands)	2024	2023
Software	$140,680	$103,260
Computer hardware	51,367	58,528
Leasehold improvements	16,342	18,668
Furniture, fixtures, and other	4,553	4,368
Total property and equipment	212,942	184,824
Less: accumulated depreciation	(115,179)	(120,116)
Total property and equipment, net	$97,763	$64,708

Depreciation expense was $27.3 million, $22.0 million, and $27.0 million related to property and equipment for the years ended December 31, 2024, 2023, and 2022, respectively.

6. Other Liabilities

Other accrued expenses consist of the following:

	Year Ended December 31,
(in thousands)	2024	2023
Accrued interest payable	$30,987	$35,637
Contingent consideration	—	18,355
Operating lease liabilities	13,323	14,573
Accrued income taxes	6,238	3,864
General liability insurance reserve	16,054	12,926
Client deposits	12,906	15,544
Rebates due to retailers	9,752	6,348
Liabilities related to the Take 5 Matter	9,416	9,416
Employee medical self-insurance reserves	10,250	8,695
Accrued restructuring and reorganization	15,598	6,402
Other accrued expenses	10,153	12,655
Total other accrued expenses	$134,677	$144,415

Other long-term liabilities consist of the following:

	December 31,
(in thousands)	2024	2023
Operating lease liabilities	$24,648	$33,967
Workers' compensation	33,722	35,025
Other long-term liabilities	5,771	5,563
Total other long-term liabilities	$64,141	$74,555

Under the workers’ compensation programs, the estimated liability for claims incurred but unpaid at December 31, 2024 and 2023 were $59.4 million and $63.0 million, respectively. These amounts include reported claims as well as claims incurred but not reported. As of December 31, 2024, $25.7 million and $33.7 million of this liability was included in the “Accrued compensation and benefits” and “Other long-term liabilities” in the Consolidated Balance Sheets, respectively. As of December 31, 2023, $28.0 million and $35.0 million of this liability was included in the “Accrued compensation and benefits” and “Other long-term liabilities” in the Consolidated Balance Sheets, respectively. In connection with its deductible limits, the Company has standby letters-of-credit in the amount of $44.1 million as of December 31, 2024 and 2023, respectively, and $15.0 million and $16.0 million surety bond as of such years supporting the estimated unpaid claim liabilities.

Contingent Consideration Liabilities

Each reporting period, the Company measures the fair value of its contingent liabilities by evaluating the significant unobservable inputs and probability weightings using Monte Carlo simulations. Any resulting decreases or increases in the fair value result in a corresponding gain or loss reported in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss. The Company has reassessed the fair value of contingent consideration based on the achievement of performance targets as defined in the respective purchase agreements and it resulted in fair value adjustments of $1.7 million and $11.2 million losses that are included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there were no contingent consideration liabilities outstanding.

The following table summarizes the changes in the carrying value of the contingent consideration liabilities:

	December 31,
(in thousands)	2024	2023
Beginning of the period	$18,355	$14,626
Changes in fair value	1,678	11,152
Payments	(20,033)	(7,423)
End of the period	$—	$18,355

7. Restructuring

During fiscal year 2024, the Company implemented restructuring plans as a result of the overall reorganization.

Voluntary Early Retirement Program (“VERP”)

During fiscal year 2024, the Company offered a VERP to certain eligible U.S.-based employees. During the year ended December 31, 2024, the Company recorded $20.1 million of settlement charges and special termination benefits in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

2024 Restructuring Program (“2024 RIF”)

In September 2024, the Company announced a cost savings program to improve operational performance and align cost structures consistent with revenue levels associated with business changes, which includes termination benefits associated with a reduction-in-force substantially completed in fiscal year 2024. During the year ended December 31, 2024, the Company recorded $9.9 million of settlement charges and special termination benefits in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

As of December 31, 2024, $14.1 million of the Company’s restructuring charges were included in “Other accrued expenses” in the Consolidated Balance Sheets.

The following table summarizes the Company’s restructuring activity:

(in thousands)	2024 RIF	2024 VERP	Total
Balance at January 1, 2024	$—	$—	$—
Charges	9,931	20,120	30,051
Cash payments	(7,644)	(8,339)	(15,983)
Balance at December 31, 2024	$2,287	$11,781	$14,068

The following table summarizes the Company’s restructuring expense by segment:

(in thousands)	Year Ended December 31, 2024
Branded Services	$19,343
Experiential Services	4,368
Retailer Services	6,340
Total restructuring expenses	$30,051

8. Debt

	December 31,
(in thousands)	2024	2023
Term Loan Facility	$1,105,995	$1,149,057
Senior Secured Notes	615,087	743,000
Other notes	—	426
Total long-term debt	1,721,082	1,892,483
Less: current portion	13,250	13,274
Less: debt issuance costs	21,142	31,091
Long-term debt, net of current portion	$1,686,690	$1,848,118

Senior Secured Credit Facilities

Effective October 28, 2020, Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company (the “Borrower”), entered into (i) a senior secured asset-based revolving credit facility (“ABL Revolving Credit Agreement”) in an aggregate principal amount of up to $400.0 million, subject to borrowing base capacity (as amended and/or restated from time to time, the “Revolving Credit Facility”) and (ii) a secured first lien term loan credit facility (“First Lien Credit Agreement”) in an aggregate principal amount of $1.325 billion (as amended and/or/restated from time to time, the “Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”).

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

On October 28, 2021, the Borrower and Holdings also entered into the First Amendment to the ABL Revolving Credit Agreement (the “ABL Amendment”), which amended the ABL Revolving Credit Agreement, dated October 28, 2020, by and among the Borrower, Holdings, the lenders from time-to-time party thereto and Bank of America, as administrative agent. The ABL Amendment was entered into by the Borrower to amend certain terms and provisions, including (i) reducing the interest rate floor for Eurocurrency rate loans from 0.50% to 0.00% and base rate loans from 1.50% to 1.00%, and (ii) updating the provisions by which

U.S. Dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark to reflect the most recent standards and practices used in the industry. The ABL Amendment was deemed to be a modification of the Revolving Credit Facility for accounting purposes.

On December 2, 2022, the Borrower, Holdings and certain of the Borrower’s subsidiaries, entered into the Second Amendment to ABL Revolving Credit Agreement (the “Second Amendment”), which amends the ABL Revolving Credit Agreement, by and among the Borrower, Holdings, the lenders from time to time party thereto and Bank of America, as administrative agent, and the other parties thereto. The Second Amendment was entered into by the Borrower to amend certain terms and provisions of the Revolving Credit Facility, including, among other things: (i) increasing the aggregate amount of maximum revolving commitments available from $400.0 million to $500.0 million; (ii) replacing the Eurocurrency Rate interest rate metric with a metric based on Term SOFR (as defined in the Second Amendment), whereby applicable borrowings in United States dollars will bear interest at a floating rate based on Term SOFR plus an applicable margin; (iii) reducing each applicable interest rate pricing tier based on the Average Historical Excess Availability (as defined therein) with respect to Term SOFR borrowings, Alternative Currency borrowings, base rate borrowings and Canadian Prime Rate borrowings, in each case for each pricing tier by 0.25% per annum; and (iv) extending the scheduled maturity date of the borrowings to December 2, 2027.

As of December 31, 2024 and 2023, there were no amounts due under the Revolving Credit Facility. During the fiscal year ended December 31, 2024, the Company had no borrowings or repayments under the Revolving Credit Facility. During the fiscal year ended December 31, 2023, the Company had borrowings and repayments under the Revolving Credit Facility of $40.0 million each. During the fiscal year ended December 31, 2022, the Company had borrowings and repayments under the Revolving Credit Facility of $280.0 million each.

Term Loan Facility

The Term Loan Facility consists of a term loan credit facility denominated in U.S. dollars in an aggregate outstanding principal amount of $1.106 billion. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount. Borrowings will bear interest at a floating rate of Term SOFR plus an applicable margin of 4.25% per annum, subject to additional spread adjustment on SOFR ranging from 0.11% to 0.26%. The Term Loan Facility matures on October 28, 2027.

The Borrower may voluntarily prepay loans or reduce commitments under the Term Loan Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. The Company voluntarily repurchased an aggregate of $29.8 million principal amount of its Term Loan Facility during the year ended December 31, 2024. The Company recognized a gain on the repurchase of $0.9 million for the year ended December 31, 2024, as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Loss.

The Borrower will be required to prepay the Term Loan Facility with 100% of the net cash proceeds of certain asset sales (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios) and subject to certain reinvestment rights, 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios). The Borrower was not required to make any excess cash flow payments for the years ended December 31, 2024 and 2023, and the Borrower did not make any other mandatory or voluntary prepayments of the Term Loan Facility for the years ended December 31, 2024 and 2023.

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

On October 28, 2021, the Borrower, together Holdings and certain of the Borrower’s subsidiaries, entered into Amendment No. 1 to the First Lien Credit Agreement (the “First Lien Amendment”), which amended the Term Loan Facility, dated October 28, 2020, by and among the Borrower, Holdings, Bank of America, as administrative agent and collateral agent, each lender party from time to time thereto, and the other parties thereto. The First Lien Amendment was entered into by the Borrower to reduce the applicable interest rate on the term loan from 5.25% to 4.50% per annum. Additional terms and provisions amended include (i) resetting the period for six months following October 28, 2021 in which a 1.00% prepayment premium shall apply to any prepayment of the term loan in connection with certain repricing events, and (ii) updating the provisions by which U.S. Dollar LIBOR will eventually be replaced with SOFR or another interest rate benchmark to reflect the most recent standards and practices used in the industry. The First Lien Amendment was deemed to be a modification of the Term Loan Facility for accounting purposes. In May 2023, the Company amended the Term Loan Facility to replace the U.S. Dollar LIBOR provisions with SOFR, effective June 30, 2023. In April 2024 (the “Third Lien Amendment Effective Date”), the Company amended the Term Loan Facility (the “Third Lien Amendment”) to (i) reduce the applicable interest rate margin (a) from 4.50% to 4.25% for SOFR loans or (b) from 3.50% to 3.25% for base rate loans; and (ii) reset the period for six months following the Third Lien Amendment Effective Date in which a 1.00% prepayment premium shall apply to any prepayment of the term loans in connection with a Repricing Event (as defined in the amended First Lien Credit Agreement). The First Lien Amendment and Third Lien Amendment were deemed to be modifications of the Term Loan Facility for accounting purposes.

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

Optional redemption for the Notes

The Notes are redeemable on or after November 15, 2023 at the applicable redemption prices specified in the Indenture plus accrued and unpaid interest. If the Issuer or its restricted subsidiaries sell certain of their respective assets or experience specific kinds of changes of control, subject to certain exceptions, the Issuer must offer to purchase the Notes at par. In connection with any offer to purchase all Notes, if holders of no less than 90% of the aggregate principal amount of Notes validly tender their Notes, the Issuer is entitled to redeem any remaining Notes at the price offered to each holder. The Borrower may voluntarily prepay loans or reduce commitments under the Notes, in whole or in part without premium or penalty at a mutually agreeable rate between the buyer and the seller. During the year ended December 31, 2024, the Borrower repurchased Notes with a par value of $127.9 million for $118.3 million. The Company recognized a gain on the repurchase of the Notes of $9.6 million for the year ended December 31, 2024, as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Loss. The Company recognized a gain on the repurchase of the Notes of $4.0 million for the year ended December 31, 2023, as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Loss.

Restrictive covenants

The Notes are subject to covenants that, among other things limit the Issuer’s ability and its restricted subsidiaries’ ability to: incur additional indebtedness or guarantee indebtedness; pay dividends or make other distributions in respect of, or repurchase or redeem, the Issuer’s or a parent entity’s capital stock; prepay, redeem or repurchase certain indebtedness; issue certain preferred stock or similar equity securities; make loans and investments; sell or otherwise dispose of assets; incur liens; enter into transactions with affiliates; enter into agreements restricting the Issuer’s subsidiaries’ ability to pay dividends; and consolidate, merge or sell all or substantially all of the Issuer’s assets, except as permitted under the terms of the Notes. Most of these covenants will be suspended on the Notes when they have investment grade ratings from both Moody’s Investors Service, Inc. and S&P Global Ratings and so long as no default or event of default under the Indenture has occurred and is continuing.

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

Debt Maturities

Future minimum principal payments on long-term debt are as follows:

(in thousands)
2025	$13,250
2026	13,250
2027	1,079,495
2028	615,087
2029	—
Total future minimum principal payments	$1,721,082

9. Leases

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

During the years ended December 31, 2024, 2023, and 2022, the Company expensed approximately $18.0 million, $26.5 million and $29.7 million, respectively, of total operating lease costs, which includes $2.0 million, $4.8 million and $4.4 million of variable lease costs, respectively.

Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company’s right-of-use assets and lease liabilities for operating leases as of December 31, 2024 and 2023 were as follows:

	Classification	December 31,
(in thousands)		2024	2023
Assets
Operating lease right-of-use assets	Other assets	$25,932	$33,841
Liabilities
Current operating lease liabilities	Other accrued expenses	13,323	14,573
Noncurrent operating lease liabilities	Other long-term liabilities	24,648	33,967
Total lease liabilities		$37,971	$48,540

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. In determining its incremental borrowing rate, the Company reviewed the terms of its leases, its credit facilities, and other factors.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Year Ended December 31,
(amounts in thousands)	2024	2023	2022
Cash paid for operating lease liabilities	$18,518	$25,527	$22,561
Right-of-use assets obtained in exchange for new operating lease obligations	855	18,187	29,937
Weighted-average remaining lease term	3.5 years	3.8 years	4.3 years
Weighted-average discount rate	9.9%	9.8%	8.6%

Maturities of lease liabilities as of December 31, 2024 were as follows:

(in thousands)
2025	$16,328
2026	12,735
2027	6,914
2028	4,072
2029	3,351
Thereafter	1,883
Total lease payments	45,283
Less: imputed interest	(7,312)
Present value of lease liabilities	$37,971

10. Fair Value of Financial Instruments

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value.

As of December 31, 2024, and 2023, the Company’s interest rate derivatives and forward contracts are Level 2 assets and liabilities with the related fair values based on third-party pricing service models. These models use discounted cash flows that utilize market-based forward swap curves commensurate with the terms of the underlying instruments.

As of December 31, 2023, the contingent consideration liabilities are Level 3 liabilities with the related fair values based on significant unobservable inputs and probability weightings in using the income approach.

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

	December 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$796	$—	$796	$—
Total assets measured at fair value	$796	$—	$796	$—
Liabilities measured at fair value
Warrant liability	$82	$—	$82	$—
Total liabilities measured at fair value	$82	$—	$82	$—

	December 31, 2023
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$26,344	$—	$26,344	$—
Total assets measured at fair value	$26,344	$—	$26,344	$—
Liabilities measured at fair value
Warrant liability	$667	$—	$667	$—
Contingent consideration liabilities	18,355	—	—	18,355
Total liabilities measured at fair value	$19,022	$—	$667	$18,355

Interest Rate Collar and Agreements

The Company had interest rate collar and cap contracts with an aggregate notional value of principals of $850.0 million and $950.0 million as of December 31, 2024 and 2023, respectively, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. In July 2024, the Company entered into two interest rate collar contracts with a notional value of principal of $200.0 million each to manage the Company's exposure to potential interest rate increases that may result from fluctuation in SOFR. The interest rate collar contracts were effective December 16, 2024 and will mature on April 5, 2027 and 2028. In April 2023, the Company entered into two interest rate collar contracts in an aggregate notional amount of $300.0 million with a maturity date of April 5, 2026 to manage the Company's exposure to potential interest rate increases that may result from fluctuation in SOFR.

The fair value of the Company's outstanding interest rate collars and caps of $0.8 million and $26.3 million were included in “Prepaid expenses and other current assets” and “Other assets” in the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively, with changes in fair value recognized as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Loss.

During the years ended December 31, 2024, 2023, and 2022, the Company recognized interest income of $5.3 million, $7.7 million and $43.8 million, respectively, related to changes in the fair value of its derivative instruments.

Warrant Liability

The warrant liability is stated at fair value at each reporting period with the change in fair value recorded on the Consolidated Statement of Operations and Comprehensive Loss until the warrants are exercised, expire or other facts and circumstances lead the warrant liability to be reclassified as an equity instrument. The private placement warrants are classified as Level 2 based on the availability of sufficient observable information using the price of the public warrants as an indirectly observable quoted price in active markets to measure the fair value of the private placement warrants, which is inherently less subjective and judgmental given it is based on observable inputs.

On October 28, 2020, the Company recorded the initial warrant liability of the private placement warrants of $7.9 million. Subsequently, the warrant liability was remeasured to fair value resulting in gains of $0.6 million, $0.3 million and $21.2 million reflected in “Change in fair value of warrant liabilities” in the Consolidated Statements of Operations and Comprehensive Loss during the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, and 2023, 7,333,333 private placement warrants remained outstanding at a fair value of $0.1 million and $0.7 million, respectively.

Long-term Debt

The following table sets forth the carrying values and fair values of the Company’s financial liabilities measured on a non-recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2024
Term Loan Facility	$1,105,995	$1,153,346
Senior Secured Notes	615,087	612,533
Total long-term debt	$1,721,082	$1,765,879

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2023
Term Loan Facility	$1,149,057	$1,221,012
Senior Secured Notes	743,000	745,223
Other notes	426	100
Total long-term debt	$1,892,483	$1,966,335

The fair value of debt reported in the table above is based on adjusted price quotations on the debt instruments in an active market. The Company believes that the carrying value of its other borrowings, including amounts outstanding, if any, for the Revolving Credit Facility, approximate fair market value based on maturities for debt of similar terms.

11. Investments in Unconsolidated Affiliates

The carrying value of the Company’s investments in unconsolidated affiliates accounted for under the equity method was $226.5 million and $210.8 million as of December 31, 2024 and 2023, respectively. The investments as of December 31, 2024 and 2023 included the Company’s investment in ASL and Global Smollan Holdings (“GSH”). The Company’s proportionate share in their net assets at December 31, 2024, and 2023 were $212.6 million and $205.0 million, respectively.

The Company’s equity method investments are not considered significant based on Regulation S-X Rule 4-08(g); therefore, no summarized financial information for the Company’s unconsolidated subsidiaries have been presented.

European Joint Venture and Smollan Holdings (“SH”)

On November 30, 2023, the Company reduced its equity interest in ASL, its European joint venture, from a majority interest to a minority interest of 49.6% (“ASL Transaction”). As part of the ASL Transaction, the Company ceased to have a controlling financial interest in ASL. The Company reassessed the VIE and voting interest models and concluded the Company no longer has control. Therefore, in accordance with ASC 810, ASL was deconsolidated and the Company recorded a gain on deconsolidation of $58.9 million that has been included in the Consolidated Statements of Operations and Comprehensive Loss. Subsequent to the ASL Transaction, the Company retained significant influence over ASL, and the investment in ASL is accounted for under the equity method of accounting. The Company’s equity method investment in ASL was recognized at its fair value totaling $91.9 million on November 30, 2023.

In conjunction with the ASL Transaction, the Company sold its 12.5% interest in Partnership SPV 1 Limited in exchange for a non-voting interest in GSH, resulting in an insignificant impact on the consolidated financial statements as a result of this transaction.

In May 2023, the Company entered into a transaction in which it contributed its 25% ownership in the common stock of SH to GSH. Subsequent to this contribution, the Company holds a 25% non-voting equity investment in SH that provides the Company with preferred rights to non-cumulative dividends declared by SH with specified annual maximum dividends (“SH Dividend Shares”). The carrying value of the investment was not material as of December 31, 2024 and 2023.

ATV Investment

The Company also holds 9.9% of the outstanding common shares of a subsidiary of a Japanese supermarket chain (“ATV”). The Company does not have significant influence over ATV and, as a result, the Company elected the measurement alternative to value this equity investment without a readily determinable fair value. The Company will continue to apply the alternative measurement guidance until this investment does not qualify to be so measured. The carrying value of the investment was $5.2 million and $5.8 million as of December 31, 2024 and 2023, respectively.

Ceuta Holdings Limited

In November 2023, the Company entered into an agreement and sold all of its 8.8% investment in Ceuta Holdings Limited. The Company recognized a loss on sale of investment of $4.2 million, as a component of “Income from equity method investments” in the Consolidated Statements of Operations and Comprehensive Loss during the year ended December 31, 2023. The Company received $4.3 million of its common stock in exchange for its investment.

Other Investments

As part of the sale of the foodservice businesses during the year ended December 31, 2024, the foodservice businesses were combined with an entity owned by the buyer, with the Company receiving an ongoing 7.5% interest in the combined business. The ongoing ownership interest represents a continuing involvement which the Company has determined represents an equity method investment. Upon the close of the transaction, the retained 7.5% interest was recognized at fair value of $8.4 million. The carrying value of the investment was $9.0 million as of December 31, 2024.

12. Stock-Based Compensation and Other Benefit Plans

The Company has nonqualified stock options, restricted stock units (“RSUs”), and performance restricted stock units (“PSUs”) under the Advantage Solutions Inc. 2020 Incentive Award Plan (the “Plan”). The Company’s RSUs and PSUs are expensed based on the fair value at the grant date. The Company recognized stock-based compensation expense and equity-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Restricted stock-based unit awards	$17,731	$22,177	$21,215
Other share-based awards	13,288	13,090	10,993
Total stock-based compensation before tax	31,019	35,267	32,208
Tax benefit	(5,050)	(8,005)	(6,695)
Total stock-based compensation expense included in net loss	$25,969	$27,262	$25,513

Performance Restricted Stock Units

PSUs granted in fiscal year 2024 are subject to achievement of certain performance conditions based on measurements of the Company’s Adjusted EBITDA margin and cash earnings. The Company’s Adjusted EBITDA margin and cash earnings relative to specified targets will be measured each year over the three-year period of fiscal years 2024, 2025 and 2026, and an annual achievement percentage will be determined. The annual achievement percentages for each of fiscal years 2024, 2025 and 2026 will be averaged following the completion of the three-year performance period to determine the final achievement percentage. In addition, the earned PSUs are subject to further adjustment depending on the Company’s performance against a specified peer group for total stockholder return during the three-year performance period. This adjustment can either put a floor or a cap on the calculation of the final PSUs value. Subject to certain termination events, these PSUs are scheduled to cliff-vest on the third-year anniversary of the date of grant and may vest from 0% to 200% of the “target” number of PSUs specified in the table below.

PSUs are subject to the recipient's continued service to the Company. PSUs granted in fiscal years 2023, 2022 and 2021 are subject to achievement of certain performance conditions based on the Company’s revenues (“PSU Revenues”) and Adjusted EBITDA (“PSU EBITDA”) targets in the respective measurement period and the recipient’s continued service to the Company. The measurement period is based on the twelve months of the respective fiscal year. The PSUs are scheduled to vest over a three-year period from the date of grant and may vest from 0% to 150% of the number of shares set forth in the table below. The number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold Goals, Target Goals and Maximum Goals as defined in the award agreements. Details for each aforementioned defined term for each grant have been provided in the table below.

The fair value of PSU grants was equal to the closing price of the Company's stock on the date of the applicable grant. The maximum potential expense if the Maximum Goals were met for these awards has been provided in the table below. Recognition of expense associated with performance-based stock is not permitted until achievement of the performance targets are probable of occurring.

Measurement Period	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Grant Date Fair Value Per Share	Maximum Remaining Unrecognized Compensation Expense	Weighted-average remaining requisite service periods
2024	130,097	1,040,775	2,081,550	$4.33	$8,864,917	2.3 years
2023	5,592,945	5,592,945	8,389,418	$2.09	$6,389,726	1.4 years
2022	137,120	137,120	137,120	$5.51	$65,102	0.4 years

The following table summarizes the PSU activity for the year ended December 31, 2024:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	7,339,129	$2.60
Granted	1,064,885	$4.33
Distributed	(2,499,489)	$3.33
Forfeited	(1,459,997)	$2.13
PSU performance adjustment	2,326,312	$2.08
Outstanding at December 31, 2024(1)	6,770,840	$2.56

(1)
PSU award activity is presented at Target until the period in which the Human Capital Committee approves the achievement percentages, at which point the awards are adjusted accordingly, subject to additional performance requirements and service-based vesting conditions.

During the first quarter of fiscal year 2025, the Human Capital Committee determined the annual achievement percentage for PSUs granted in fiscal year 2024 to be 128.3%. The value of these PSU awards remain subject to additional performance requirements (i.e. the annual achievement percentages for fiscal years 2025 and 2026 and the Company’s performance against a specified peer group for total stockholder return during the three-year performance period) and service-based vesting conditions.

During the first quarter of fiscal year 2024, the Human Capital Committee determined that the achievement of the performance objectives applicable to the PSU EBITDA 2023 and PSU Revenues 2023 objectives were 150% of Target Goals. The value of these PSU awards above the Target Goals remain subject to additional performance requirements (i.e., the above target performance must be maintained in 2024 and 2025) and service-based vesting conditions. The performance period for those PSU awards up to the Target Goals ended on December 31, 2023, but remain subject to service-based vesting conditions.

During the first quarter of fiscal year 2023, the Human Capital Committee determined that the achievement of the performance objective applicable to the PSU EBITDA 2022 objective did not meet the minimum threshold and the achievement of the performance objective applicable to the PSU Revenues 2022 objective was 83.2% of Target Goals. The performance period for those awards ended on December 31, 2022 but remain subject to service-based vesting conditions.

During the first quarter of fiscal year 2022, the Human Capital Committee determined that the achievement of the performance objective applicable to the PSU EBITDA 2021 objective was 64.6% of target and the achievement of the performance objective applicable to the PSU Revenues 2021 objective was 126.2% of target. In the first quarter of fiscal year 2022, the Human Capital Committee determined that the PSU Revenues and PSU EBITDA metrics will be measured separately when determining whether above-target performance has been maintained for future year performance. Such determination is applicable to the PSU grants made in fiscal years 2021 and in 2022. As a result, the 26.2% above-target performance on PSU Revenues for fiscal year 2021 must have been maintained in fiscal years 2022 and 2023 in order for the corresponding above-target PSUs to vest in January 2024. During the first quarter of fiscal year 2024, the Human Capital Committee determined that there was no decline in performance with respect to PSU Revenues in fiscal years 2022 and 2023 and as a result, an amount equal to approximately 9.2% of the target number of PSUs granted in January 2021 that were still outstanding vested in January 2024.

Under the provision of ASC 718, Compensation—Stock Compensation, the Company determined that the 2021 PSUs were modified as of March 11, 2022 related to 205,834 above-target PSU Revenues metrics. The stock-based compensation expense for such modification was accounted for as a cancellation of the original award and the issuance of a new award using the fair value of the award on the date of modification.

Restricted Stock Units

Restricted stock units are subject to the recipient’s continued service to the Company. RSUs are generally scheduled to vest over three years and are subject to the provisions of the agreement under the Plan.

During the year ended December 31, 2024, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2024	18,238,623	$2.92
Granted	5,872,921	$4.27
Distributed	(7,318,370)	$3.41
Forfeited	(4,975,728)	$2.92
Outstanding at December 31, 2024	11,817,446	$3.28

As of December 31, 2024, the total remaining unrecognized compensation cost related to RSUs amounted to $15.8 million, which will be amortized over the weighted-average remaining requisite service periods of 2.0 years.

Stock Options

During the year ended December 31, 2024, the following activities involving stock options occurred under the Plan:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2024	17,375,000	$6.00
Granted	3,058,018	$4.33
Forfeited	—	$—
Cancelled/Expired	—	$—
Outstanding at December 31, 2024	20,433,018	$5.75	7.4 years	$3,233,999
Exercisable at December 31, 2024	3,604,999	$2.59	8.1 years	$2,003,600

The fair value of the employee stock options was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2024	2023	2022
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	40.0%	40.0%	34.4%
Risk-free interest rate	4.7%	3.5%	2.9%
Expected term	4.5 years	6.4 years	6.5 years

As of December 31, 2024, the Company had approximately $6.5 million of total unrecognized compensation expense related to stock options, net of related forfeiture estimates, which the Company expects to recognize over a weighted-average period of approximately 2.4 years. The weighted average remaining contractual term of all options outstanding as of December 31, 2024 was 7.4 years. The intrinsic value of all outstanding options as of December 31, 2024 was $3.2 million based on the market price of the Company's common stock of $2.92 per share. As of December 31, 2024, there were 3.6 million stock options that were exercisable.

Employee Stock Purchase Plan

The Company provides compensation benefits to employees under the amended 2020 Employee Stock Purchase Plan, (the “ESPP”). Employees have to satisfy one or more requirements before participating in the ESPP and not be subject to certain restrictions (e.g., “highly compensated employees” may not be granted rights to purchase stock under the ESPP).

The administrator may approve offerings with a duration of not more than 27 months and may specify one or more shorter purchase periods within each offering (“Offering Period”). Each offering will have one or more purchase dates on which shares of the common stock will be purchased for the employees who are participating in the offering. The administrator, in its discretion, will determine the terms of offerings under the ESPP.

Beginning with the July 1, 2024 purchase period, the ESPP permits participants to purchase shares of the common stock through payroll deductions with up to 10% of their earnings. The purchase price of the shares will not be less than 90% of the fair market value of the common stock on the date of purchase. Payroll deductions shall be equal to at least one percent (1%) of the participant’s compensation as of each payday of the Offering Period following the first date of each Offering Period (the “Enrollment Date”), but not more than the lesser of fifteen percent (15%) of the participant’s compensation as of each payday of the Offering Period following the Enrollment Date or $10,000 per calendar year.

For purchase periods prior to July 1, 2024, the ESPP permitted participants to purchase shares of the common stock through payroll deductions with up to 15% of their earnings. The purchase price of the shares would not be less than 85% of the lower of the fair market value of the common stock on the first day of an offering or on the date of purchase. Payroll deductions were equal to at least one percent (1%) of the participant’s compensation as of each payday of the Offering Period following the Enrollment Date, but not more than the lesser of fifteen percent (15%) of the participant’s compensation as of each payday of the Offering Period following the Enrollment Date or $25,000 per offering period.

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

Employee Benefit Plans

The Company sponsors 401(k) plans for certain employees who meet specified age and length of service requirements. The 401(k) plans include a deferral feature under which employees may elect to defer a portion of their salary, subject to Internal Revenue Service limitations. The Company provides a matching contribution based on a percentage of participating employees’ salaries and contributions made. Total contributions to the plan for the years ended December 31, 2024, 2023, and 2022 were $11.7 million, $12.5 million, and $12.0 million, respectively.

13. Equity

Class A Common Stock—The Company is authorized to issue 3,290,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share on each matter on which they are entitled to vote. At December 31, 2024, there were 320,773,096 shares of Class A common stock legally issued and outstanding. At December 31, 2023, there were 322,235,261 shares of Class A common stock legally issued and outstanding.

Preferred stock—The Company is authorized to issue 10,000,000 shares of preferred stock with no par value. At December 31, 2024 and 2023, there was no preferred stock issued or outstanding.

Common stock held in treasury, at cost— On November 9, 2021, the Company announced that the board of directors authorized a share repurchase program (the “2021 Share Repurchase Program”) pursuant to which the Company may repurchase up to $100.0 million of the Company’s Class A common stock.

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

During the years ended December 31, 2024 and 2023, the Company executed open market purchases of $34.1 million and $6.4 million, respectively, of the Company’s Class A common stock under the 2021 Share Repurchase Program. The Company did not make any repurchases during the year ended December 31, 2022. As of December 31, 2024, there remains $47.1 million of share repurchase availability under the 2021 Share Repurchase Program.

In December 2023, the Company entered into a trading plan under Rule 10b5-1 of the Exchange Act authorizing the repurchase of shares of the Company’s Class A common stock. From January 2, 2024 to April 24, 2024, the Company purchased 4.8 million shares of Class A common stock. In June 2024, the Company entered into another trading plan under Rule 10b5-1 of the Exchange

Act authorizing the repurchase of shares of the Company’s Class A common stock. From June 26, 2024 to August 13, 2024, the Company purchased 4.0 million shares of Class A common stock.

Warrants—As of December 31, 2024 and 2023, 11,244,988 public warrants were outstanding. Each whole warrant entitles the holder to purchase one whole share of the Company’s Class A common stock at an exercise price of $11.50 per share, subject to adjustment. Warrants may only be exercised for a whole number of shares of Class A common stock. The warrants became exercisable on November 27, 2020 and will expire on October 28, 2025, or earlier upon redemption or liquidation.

As of December 31, 2024 and 2023, 7,333,333 private placement warrants were outstanding. The private placement warrants are identical to the public warrants, except that the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants were not transferable, assignable or salable until November 27, 2020, subject to certain limited exceptions. Additionally, the private placement warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the private placement warrants are held by someone other than the initial stockholders or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

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

Deconsolidation of ASL— As part of the deconsolidation of ASL, the $108.9 million noncontrolling interest was derecognized as reflected in the Consolidated Statements of Stockholders’ Equity.

Purchase of Interests—During the year ended December 31, 2022, the Company acquired a majority stake in an acquisition and received contributions from noncontrolling interest of $5.2 million. The fair value of the noncontrolling interest was $1.0 million.

Dividend to noncontrolling interest—Certain of the Company’s subsidiaries may, from time to time, declare dividends. There were no dividends related to the Company’s minority interests during the years ended December 31, 2024, 2023 and 2022.

14. Earnings Per Share

The Company calculates earnings per share using a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net loss by the weighted-average shares of common stock outstanding without the consideration for potential dilutive shares of common stock. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding performance stock units, restricted stock units, public and private placement warrants, the employee stock purchase plan and stock options. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding and the potential dilutive shares of common stock for the period determined using the treasury stock method. During periods of net loss, diluted loss per share is equal to basic loss per share because the antidilutive effect of potential common shares is disregarded.

The following is a reconciliation of basic and diluted net (loss) income per common share:

	Year Ended December 31,
(in thousands, except share and earnings per share data)	2024	2023	2022
Basic earnings per share computation:
Numerator:
Net loss from continuing operations	$(378,404)	$(81,211)	$(1,418,652)
Less: net income from continuing operations attributable to noncontrolling interest	—	2,346	3,757
Net loss from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(378,404)	$(83,557)	$(1,422,409)
Net income from discontinued operations, net of tax	$53,634	$20,829	$41,350
Less: net income (loss) from discontinued operations attributable to noncontrolling interest	2,192	594	(546)
Net income from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$51,442	$20,235	$41,896
Denominator:
Weighted average common shares - basic	321,515,982	323,677,515	318,682,548
Basic loss per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(1.18)	$(0.26)	$(4.46)
Basic earnings per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$0.16	$0.06	$0.13
Diluted earnings per share computation:
Numerator:
Net loss from continuing operations	$(378,404)	$(81,211)	$(1,418,652)
Less: net income from continuing operations attributable to noncontrolling interest	—	2,346	3,757
Net loss from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(378,404)	$(83,557)	$(1,422,409)

Net income from discontinued operations, net of tax	$53,634	$20,829	$41,350
Less: net income (loss) from discontinued operations attributable to noncontrolling interest	2,192	594	(546)
Net income from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$51,442	$20,235	$41,896
Denominator:
Weighted average common shares - diluted	321,515,982	323,677,515	318,682,548
Diluted loss per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(1.18)	$(0.26)	$(4.46)
Diluted earnings per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$0.16	$0.06	$0.13

In accordance with the treasury stock method the weighted average shares outstanding assuming dilution include the incremental effect of stock-based awards, except when such effect would be antidilutive. Stock-based awards of 15.6 million, 6.9 million and 0.8 million weighted-average shares were outstanding for the years ended December 31, 2024, 2023 and 2022, respectively, but were not included in the computation of diluted (loss) earnings per common share because the net loss position of the Company made them antidilutive.

15. Related Parties

Conyers Park

During the years ended December 31, 2024 and 2023, the Company had outstanding private placement warrants that allowed holders to purchase 7,333,333 shares of the Company’s common stock. Such private placement warrants were held by Conyers Park II Sponsor, LLC (“CP Sponsor”), a related party. Each whole warrant entitles the holder to purchase one share of the Company’s Class A common stock at a price of $11.50 per share.

Investment in Unconsolidated Affiliates

Transactions between the Company and ASL are considered to be related-party transactions from the date of deconsolidation. During the years ended December 31, 2024 and 2023, revenues from ASL were not material and as of December 31, 2023, accounts receivable from ASL were not material.

During the years ended December 31, 2024, 2023, and 2022, the Company recognized revenues of $9.3 million, $22.2 million, and $14.3 million, respectively, from the parent company of an investment in unconsolidated affiliates. Accounts receivable from this client were $0.9 million and $3.7 million as of December 31, 2024 and 2023, respectively.

Loans to Karman Topco L.P.

Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company, entered into loan agreements with Topco, pursuant to which Topco has borrowed various amounts totaling $6.0 million from Advantage Sales & Marketing Inc. to facilitate the payment to certain former employees for their equity interests in Topco. On September 1, 2020, Advantage Sales & Marketing Inc. entered into a loan agreement with Topco consolidating all outstanding amounts under the prior agreements. Pursuant to such loan agreement Topco borrowed $6.0 million at an interest rate of 0.39% per annum. This loan matured on December 31, 2023 and was pre-payable at any time without penalty. During the first quarter of fiscal year 2024, the parties entered into a new loan agreement for $6.3 million to refinance the matured loan. The loan bears interest at a rate of 10.09% per annum and matures on December 31, 2026. The loan is pre-payable at any time without penalty.

Other related parties

Beginning February 2023, an officer of the Company has served as a member of the board of directors of a client of the Company. The Company recognized revenues from such client of $4.9 million and $4.4 million during the years ended December 31, 2024 and 2023, respectively. Accounts receivable from this client were $0.4 million and $0.6 million as of December 31, 2024 and 2023, respectively. Beginning February 2023, an officer of the Company has served as a member of the board of directors of a consultant of the Company. The Company recognized $0.2 million of expense from such consultant during the year ended December 31, 2024. The Company did not recognize any expense from such consultant during the year ended December 31, 2023. The Company did not owe any amounts to this consultant as of December 31, 2024 and 2023.

Beginning July 2023, a member of the board of directors of the Company has served as an officer of a client of the Company. The Company recognized $7.9 million and $3.3 million of revenues from such client during the years ended December 31, 2024 and 2023, respectively. Accounts receivable from this client were $0.2 million and $0.5 million as of December 31, 2024 and 2023, respectively.

16. Income Taxes

The benefit from income taxes is as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Current tax expense
Federal	$916	$24,805	$15,973
State	2,004	9,784	5,337
Foreign	9,605	13,456	13,941
Total current tax expense	12,525	48,045	35,251
Deferred tax benefit
Federal	(59,986)	(66,730)	(130,718)
State	(14,245)	(16,230)	(59,537)
Foreign	(1,081)	(2,733)	(3,438)
Total deferred tax benefit	(75,312)	(85,693)	(193,693)
Total benefit from income taxes	$(62,787)	$(37,648)	$(158,442)

A reconciliation of the Company's effective income tax rate as compared to the federal statutory income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory U.S. rate	21.0%	21.0%	21.0%
State income taxes, net of federal tax benefit	2.2%	4.3%	2.7%
Foreign tax, net of federal tax benefit	(0.8%)	(2.9%)	(0.2%)
Deconsolidation of subsidiaries	0.0%	14.0%	0.0%
Goodwill impairment	(6.2%)	0.0%	(13.5%)
Equity-based compensation	0.1%	(2.3%)	0.0%
Work opportunity tax credit	0.6%	2.5%	0.2%
Disallowed executive compensation	(0.6%)	(1.8%)	(0.2%)
Meals and entertainment	(0.5%)	(2.0%)	(0.1%)
Contingent consideration fair value adjustment	0.0%	(0.4%)	0.0%
Fair value adjustment of warrant liability	0.0%	0.1%	0.3%
Other	(1.6%)	(0.8%)	(0.2%)
Effective tax rate	14.2%	31.7%	10.0%

The geographic components of loss before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
U.S. sources	$(452,261)	$(217,097)	$(1,598,544)
Non-U.S. sources	11,070	98,238	21,450
Loss from continuing operations before income taxes	$(441,191)	$(118,859)	$(1,577,094)

Net deferred tax liabilities consist of the following:

	December 31,
(in thousands)	2024	2023
Deferred tax assets
Accrued liabilities	$63,915	$82,600
Interest expense	88,466	71,478
Right-of-use liabilities	9,517	12,748
Net operating losses	2,855	5,471
Acquisition and divestiture related expenses	5,460	6,511
Capitalized research and development costs	2,919	4,849
Contingent consideration	—	1,662
Insurance reserves	2,599	2,204
Acquired intangible assets, including goodwill	1,419	1,302
Other	2,977	6,274
Total deferred tax assets	180,127	195,099
Deferred tax liabilities
Acquired intangible assets, including goodwill	299,981	357,657
Interest rate collars and caps	414	6,799
Right-of-use assets	6,465	8,955
Debt issuance costs	6,359	7,242
Reorganization expenses	—	3,276
Other	7,861	9,561
Total deferred tax liabilities	321,080	393,490
Less: deferred income tax asset valuation allowances	(3,199)	(3,491)
Net deferred tax liabilities	$144,152	$201,882

	December 31,
(in thousands)	2024	2023
Reported as:
Noncurrent deferred tax asset	$2,737	$2,254
Noncurrent deferred tax liabilities	146,889	204,136
Net deferred tax liabilities	$144,152	$201,882

Income tax expense from discontinued operations was $41.3 million, $8.6 million and $13.1 million for the fiscal years ended December 31, 2024, 2023 and 2022, respectively. Income tax expense for the fiscal years ended December 31, 2024, 2023 and 2022 was impacted primarily by the sale of the divested entities and changes in the income before income taxes from discontinued operations. T

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act, which, among other things, imposes a new corporate alternative minimum tax and an excise tax on stock buybacks. As of December 31, 2024, the Company has determined that the Act had no tax impacts on its consolidated financial statements.

The Organization for Economic Co-operation and Development (“OECD”) published its model rules “Tax Challenges Arising From the Digitalization of the Economy - Global Anti-Base Erosion Model Rules (Pillar Two)” which established a global minimum corporate tax rate of 15% for certain multinational enterprises. Many countries have implemented or are in the process of implementing the Pillar Two legislation, which will apply to the Company. While the Company does not currently estimate a material impact to the consolidated financial statements, the Company continues to monitor the impact as countries implement legislation and the OECD provides additional guidance.

The Company held cash and cash equivalents in foreign subsidiaries of $65.0 million and $44.0 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the undistributed earnings of the Company’s foreign subsidiaries was $130.7 million and $125.1 million, respectively.

The Company has not recorded a deferred tax liability related to undistributed earnings of its foreign subsidiaries as of December 31, 2024, except for a $0.6 million deferred tax liability for unremitted earnings in Canada with respect to which the

Company no longer has an indefinite reinvestment assertion. Taxes have not been provided on the remaining $114.2 million of undistributed foreign earnings. The incremental tax liability associated with these earnings is expected to be immaterial.

The Company evaluates its deferred tax assets, including a determination of whether a valuation allowance is necessary, based upon its ability to utilize the assets using a more likely than not analysis. Deferred tax assets are only recorded to the extent that they are realizable based upon past and future income. The Company’s valuation allowances on its deferred tax assets as of December 31, 2024, 2023 and 2022 were $3.2 million, $3.5 million and $3.6 million, respectively.

As of December 31, 2024, the Company had $3.6 million of United States Federal Net Operating Losses (“NOL”), $30.1 million state NOL, and $3.9 million foreign NOL. The change of ownership provisions of the Tax Reform Act of 1986 may limit utilization of a portion of the Company’s domestic NOL to future periods. The United States Federal NOL expires in tax year 2037, $17.9 million of the state NOL expires between tax years 2024 and 2043 and the remaining $12.2 million of the state NOL carry forward indefinitely. Foreign NOL of $1.2 million expires between tax years 2024 and 2034 and the remaining $2.7 million of the foreign NOL carry forward indefinitely.

Uncertain Tax Positions

The Company accounts for uncertain tax positions when it is more likely than not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. As of December 31, 2024, 2023, and 2022, the Company’s unrecognized tax benefits were $2.9 million, $2.9 million and $0.6 million, respectively. The Company recorded uncertain tax positions related to capitalizing interest to inventory and California research and development credits for the year ended December 31, 2024. $2.2 million out of the $2.9 million of the unrecognized tax benefits as of December 31, 2024 would be included in the effective tax rate if recognized in future periods.

	December 31,
(in thousands)	2024	2023	2022
Beginning unrecognized tax benefits	$2,887	$560	$563
Increases for tax positions related to prior years	—	2,350	—
Decreases due to lapsed statutes of limitations	(29)	(23)	(3)
Ending unrecognized tax benefits	$2,858	$2,887	$560

The Company is unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. The Company files tax returns in the United States, various states and foreign jurisdictions. With few exceptions, as of December 31, 2024, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2020. The Company does not have any material ongoing income tax audits.

The Company has elected to classify interest and penalties as components of tax expense. These amounts were $1.4 million, $0.9 million and $0.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

17. Operating Segments and Geographic Information

Effective January 1, 2024, the Company revised its reportable segments to align with the Company’s business strategy, and the manner in which the Chief Executive Officer, the Company's CODM, assesses the performance and makes decisions regarding the allocation of resources for the Company. The Company’s revised reportable segments consist of Branded Services, Experiential Services, and Retailer Services. The reportable segments reported below are the segments of the Company for which separate financial information is available. Through the Company's Branded Services segment, the Company offers capabilities in brokerage, branded merchandising and omni-commerce marketing services to consumer goods manufacturers. Through the Company's Experiential Services segment, the Company expands the reach of consumer brands and retailer products to convert shoppers into buyers through sampling and product demonstration programs executed in-store and online. Through the Company's Retailer Services segment, the Company provides retailers with end-to-end advisory, retailer merchandising, and agency expertise to drive sales. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein.

Segment operating income is the measure utilized by the CODM to assess performance and allocate resources. When evaluating the Company’s financial performance, the CODM regularly reviews revenues, compensation and benefits, reimbursable expenses and other segment items. Compensation costs are key metrics reviewed by the CODM when allocating resources and assessing performance as the Company depends significantly on human capital to deliver services to its clients. Reimbursable expenses are also reviewed regularly by the CODM as revenue included in the CODM packages are net of these expenses. The accounting policies for the segments are consistent with those described Note 1—Organization and Significant Accounting Policies.

Revenues and significant expenses by segment are as follows:

	Year Ended December 31, 2024
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$1,306,336	$1,295,029	$964,959	$3,566,324
Less:
Compensation and benefits	719,089	701,906	619,387	2,040,382
Reimbursable expenses	171,766	349,991	—	521,757
Other segment items[1]	330,736	201,149	289,624	821,509
Impairment of goodwill and indefinite-lived asset	275,170	—	—	275,170
Depreciation and amortization	130,212	41,728	32,613	204,553
Income from equity method investments	(2,064)	—	—	(2,064)
Total segment operating expenses from continuing operations	1,624,909	1,294,774	941,624	3,861,307

Total segment operating (loss) income from continuing operations	$(318,573)	$255	$23,335	$(294,983)

	Year Ended December 31, 2023
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$1,758,417	$1,159,449	$982,259	$3,900,125
Less:
Compensation and benefits	1,009,334	638,081	630,484	2,277,899
Reimbursable expenses	179,029	307,610	—	486,639
Other segment items[1]	417,320	173,879	304,334	895,533
Impairment of goodwill and indefinite-lived asset	43,500	—	—	43,500
Depreciation and amortization	140,932	36,584	31,340	208,856
Deconsolidation of European joint venture	(58,891)	—	—	(58,891)
Total segment operating expenses from continuing operations	1,731,224	1,156,154	966,158	3,853,536

Total segment operating income from continuing operations	$27,193	$3,295	$16,101	$46,589

	Year Ended December 31, 2022
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$1,764,076	$904,230	$978,036	$3,646,342
Less:
Compensation and benefits	994,007	523,517	629,162	2,146,686
Reimbursable expenses	178,474	217,690	—	396,164
Other segment items[1]	370,628	142,565	292,810	806,003
Impairment of goodwill and indefinite-lived asset	831,008	354,452	387,063	1,572,523
Depreciation and amortization	144,354	37,906	33,786	216,046
Loss on divestiture	2,863	—	—	2,863
Total segment operating expenses from continuing operations	2,521,334	1,276,130	1,342,821	5,140,285

Total segment operating loss from continuing operations	$(757,258)	$(371,900)	$(364,785)	$(1,493,943)

(1)

The “other segment items” category primarily consists of costs incurred in the execution of service obligations, including supplies, technology, and other direct expenses such as travel. These costs align with the segment-level information regularly provided to the CODM and represent the difference between revenue and the significant expense categories above in determining segment profitability.

Revenues by geographic region are as follows:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenues
North America	$3,412,947	$3,393,718	$3,176,774
Asia Pacific	145,574	125,569	96,075
Europe	7,803	6,472	2,010
European Joint Venture(1)	—	374,366	371,483
Total revenue	$3,566,324	$3,900,125	$3,646,342

(1)

The Company’s European joint venture was deconsolidated during fiscal year 2023. For further details, see Note 2 — Discontinued Operations, Deconsolidation of European Joint Venture, Divestitures and Acquisitions.

North American revenues were primarily services provided in the U.S. representing revenues of $3.1 billion, $3.2 billion, and $3.0 billion during the years ended December 31, 2024, 2023, and 2022, respectively. The majority of the Company’s long-lived assets are primarily located in North America. Long-lived assets located in all other geographic regions as of December 31, 2024 and 2023 are not material. North American long-lived assets were primarily in the U.S. representing long-lived assets of $97.1 million and $64.1 million as of December 31, 2024 and 2023, respectively. The classification of “Asia Pacific” primarily includes the Company’s operations in Japan, South Korea and Taiwan. The classification of “Europe” primarily includes the Company’s operations in Spain, France and Sweden. The Company does not disclose total assets by segment as it is not provided to the CODM.

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

Legal Matters Related to Take 5

The Company voluntarily disclosed to the United States Attorney’s Office and the Federal Bureau of Investigation certain misconduct occurring at Take 5, a line of business that the Company closed in July 2019. The Company intends to cooperate in this and any other governmental investigations that may arise in connection with the Take 5 Matter. At this time, the Company cannot predict the ultimate outcome of any investigation related to the Take 5 Matter and is unable to estimate the potential impact such an investigation may have on the Company. In August 2019, as a result of the Take 5 Matter, the Company provided a written indemnification claim notice to the sellers of Take 5 (the “Take 5 Sellers”) seeking monetary damages (including interest, fees and costs) based on allegations of breach of the asset purchase agreement, as well as fraud. The Company and the Take 5 Sellers engaged in arbitration proceedings. In October 2022, the arbitrator made a final award in the Company’s favor. The Company is actively pursuing the collection of this award. The Company is currently unable to estimate if or when it will be able to collect any amounts associated with this arbitration. The Take 5 Matter may result in additional litigation against the Company, including lawsuits from clients, or governmental investigations, which may expose the Company to potential liability in excess of the amounts being offered by the Company as refunds to Take 5 clients. The Company is currently unable to determine the amount of any potential liability, costs or expenses (above the amounts already being offered as refunds) that may result from any lawsuits or investigations associated with the Take 5 Matter or determine whether any such issues will have any future material adverse effect on the Company’s financial position, liquidity, or results of operations. Although the Company has insurance covering certain liabilities, the Company cannot assure that the insurance will be sufficient to cover any potential liability or expenses associated with the Take 5 Matter.

Surety Bonds

In the ordinary course of business, the Company is required to provide financial commitments in the form of surety bonds to third parties as a guarantee of its performance on and its compliance with certain obligations. If the Company were to fail to perform or comply with these obligations, any draws upon surety bonds issued on its behalf would then trigger the Company’s payment obligation to the surety bond issuer. The Company has outstanding surety bonds issued for its benefit of $15.0 million and $16.0 million as of December 31, 2024 and 2023, respectively.

SCHEDULE I

ADVANTAGE SOLUTIONS INC.

CONDENSED REGISTRANT ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2024	2023
ASSETS
Investment in subsidiaries	$748,817	$1,106,025
Total assets	$748,817	$1,106,025
LIABILITIES AND STOCKHOLDERS' EQUITY
Warrant liability	$82	$667
Total liability	82	667
Equity attributable to stockholders of Advantage Solutions Inc.
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 320,773,096 and 322,235,261 shares issued and outstanding as of December 31, 2024 and 2023, respectively	32	32
Additional paid-in capital	3,466,221	3,449,261
Accumulated deficit	(2,641,612)	(2,314,655)
Loans to Karman Topco L.P.	(7,029)	(6,387)
Accumulated other comprehensive loss	(15,861)	(3,944)
Treasury stock, at cost; 12,400,075 and 3,600,075 shares as of December 31, 2024 and 2023, respectively	(53,016)	(18,949)
Total equity attributable to stockholders of Advantage Solutions Inc.	748,735	1,105,358
Total liabilities and stockholders’ equity	$748,817	$1,106,025

See Notes to Condensed Registrant Only Financial Statements

SCHEDULE I

ADVANTAGE SOLUTIONS INC.

CONDENSED REGISTRANT ONLY FINANCIAL INFORMATION

CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands)	2024	2023	2022
Revenues	$—	$—	$—
Cost of revenues (exclusive of depreciation and amortization shown separately below)	—	—	—
Selling, general, and administrative expenses	—	—	—
Impairment of goodwill and indefinite-lived asset	—	—	—
Gain on deconsolidation of subsidiaries	—	—	—
Loss on divestitures	—	—	—
Depreciation and amortization	—	—	—
Income from equity method investments	—	—	—
Total operating expenses	—	—	—
Operating income	—	—	—
Other income:
Change in fair value of warrant liabilities	(584)	(286)	(21,236)
Interest expense, net	—	—	—
Total other income	(584)	(286)	(21,236)
Income before income taxes and equity in net income of subsidiaries	584	286	21,236
Provision for income taxes	—	—	—
Net income before equity in net income of subsidiaries	584	286	21,236
Equity in net loss of subsidiaries	(327,546)	(63,608)	(1,401,749)
Net loss attributable to subsidiaries	(326,962)	(63,322)	(1,380,513)
Other comprehensive (loss) income, net of tax equity in comprehensive (loss) income of subsidiaries	(9,485)	5,817	(14,370)
Total comprehensive loss	$(336,447)	$(57,505)	$(1,394,883)

See Notes to Condensed Registrant Only Financial Statements

ADVANTAGE SOLUTIONS INC.

CONDENSED REGISTRANT ONLY FINANCIAL INFORMATION

NOTES TO THE CONDENSED REGISTRANT ONLY FINANCIAL STATEMENTS

1. Basis of Presentation

In the registrant company only financial statements, Advantage Solutions Inc.’s (the “Registrant”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries during the years ended December 31, 2024 and 2023. The accompanying condensed registrant company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X. A condensed statement of cash flows was not presented because Registrant’s operating activities have no cash impact and there were no investing or financing cash flow activities during the years ended December 31, 2024, 2023, and 2022. This information should be read in conjunction with the accompanying Consolidated Financial Statements.

2. Debt Restrictions

Pursuant to the terms of the Senior Secured Credit Facilities and the Notes discussed in Note 8—Debt, of the Notes to the Consolidated Financial Statements, the Registrant’s subsidiaries have restrictions on their ability to pay dividends or make intercompany loans and advances to the Registrant. Since the restricted net assets of the Registrant’s subsidiaries exceed 25% of the consolidated net assets of the Registrant and its subsidiaries, the accompanying condensed registrant company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X.

Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company (the “Borrower”) has obligations under the Term Loan Facility that are guaranteed by Karman Intermediate Corp. (“Holdings”) and all of the Borrower’s direct and indirect wholly owned material U.S. subsidiaries (as defined, subject to certain permitted exceptions) and Canadian subsidiaries (subject to certain permitted exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenues of Canadian subsidiaries) (the “Guarantors”). The Term Loan Facility is secured by a lien on substantially all of Holdings’, the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The Term Loan Facility has a first-priority lien on the fixed asset collateral (equal in priority with the liens securing the Notes) and a second-priority lien on the current asset collateral (second in priority to the liens securing the Revolving Credit Facility), in each case, subject to other permitted liens.

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

Based on the evaluation as of December 31, 2024, our chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. There have not been any changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B. Other Information.

Principal Accounting Officer

Our board of directors appointed Christopher Growe as the Company’s principal accounting officer as of March 4, 2025.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

The Company has adopted a code of business conduct and ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on our principal corporate website at https://youradv.com.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement relating to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2024.

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

		8-K	001-38990	10.3	November 3, 2020
10.3#	Advantage Solutions Inc. 2020 Incentive Plan, as amended and restated
10.3(a)#	Form of Pre-2024 Stock Option Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan	10-Q	001-38990	10.1	May 10, 2023
10.3(b)#	Form of Pre-2024 Restricted Stock Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan	10-Q	001-38990	10.2	May 10, 2023

10.3(c)#	Form of Pre-2024 Performance Restricted Stock Unit Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Award Plan	10-Q	001-38990	10.3	May 10, 2023
10.3(d)#*	Form of 2024 Stock Option Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan
10.3(e)#*	Form of 2024 Restricted Stock Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan
10.3(f)#*	Form of 2024 Performance Restricted Stock Unit Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Award Plan
10.4(a)#	Advantage Solutions Inc. Non-Employee Director Compensation Policy	10-K	001-38990	10.5(d)#	March 1, 2024
10.4(b)#	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Advantage Solutions Inc. 2020 Incentive Award Plan	10-Q	001-38990	10.4	May 10, 2023
10.5#	Advantage Solutions Inc. 2020 Employee Stock Purchase Plan	8-K	001-38990	10.7#	November 3, 2020
10.6#	Amended and Restated Employment Agreement dated February 1, 2023, by and between Advantage Solutions Inc. and Dave Peacock	10-Q	001-38990	10.5#	May 10, 2023
10.7#	Employment Agreement dated March 28, 2023, by and between Advantage Solutions Inc. and Jack Pestello	10-K	001-38990	10.12#	March 1, 2024
10.8#	Amended and Restated Employment Agreement dated March 31, 2023, by and between Advantage Solutions Inc. and Christopher Growe	8-K	001-38990	10.1#	April 3, 2023
10.9#	Executive Employment Agreement dated October 18, 2017, by and between Daymon Worldwide Inc. and Michael Taylor	10-K	001-38990	10.12#	March 1, 2024
10.10#	Form of Indemnification Agreement	8-K	001-38990	10.11#	November 3, 2020
10.11	Eighth Amended and Restated Agreement of Limited Partnership for Karman Topco L.P., dated as of September 7, 2020	8-K	001-38990	10.14	November 3, 2020
10.12	First Amendment to Eighth Amended and Restated Limited Partnership Agreement of Karman Topco L.P.	10-K	001-38990	10.19	March 1, 2023
10.13	ABL Revolving Credit Agreement, dated October 28, 2020, by and among Advantage Sales & Marketing Inc., as Borrower, Karman Intermediate Corp., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lender parties thereto.	8-K	001-38990	10.15	November 3, 2020
10.14	First Lien Credit Agreement, dated October 28, 2020, by and among Advantage Sales & Marketing Inc., as Borrower, Karman Intermediate Corp., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lender parties thereto.	8-K	001-38990	10.16	November 3, 2020
10.15	Amendment No. 1 to First Lien Credit Agreement, dated as of October 28, 2021, by and among the Borrower, Holdings, the other guarantors parties thereto, each lender party thereto, and Bank of America, as administrative agent.	8-K	001-38990	10.1	October 29, 2021
10.16	First Amendment to ABL Revolving Credit Agreement, dated as of October 28, 2021, by and among the Borrower, Holdings, the lenders party thereto and Bank of America, as administrative agent.	8-K	001-38990	10.2	October 29, 2021
10.17	Second Amendment to ABL Revolving Credit Agreement, dated as of December 2, 2022, by and among the Borrower, Holdings, the lenders party thereto and Bank of America, as administrative agent.	8-K	001-38990	10.1	December 6, 2022
10.18	Amendment No. 2 to First Lien Credit Agreement, dated as of May 24, 2023, by and among the Borrower, Holdings, the other guarantors parties thereto, each lender party thereto, and Bank of America, as administrative agent	10-Q	001-38990	10.1	August 4, 2023
10.19	Amendment No. 3 to First Lien Credit Agreement, dated as of April 17, 2024, by and among the Borrower, Holdings, the other guarantors parties	8-K	001-38990	10.1	April 18, 2024

thereto, each lender party thereto, and Bank of America, as administrative agent.
14.1	Code of Business Conduct and Ethics
19.1	Advantage Solutions Inc. Insider Trading Compliance Policy and Procedures
21.1*	List of Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

117

Item 16. Form 10-K Summary.

None.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE SOLUTIONS INC.

By:	/s/ David Peacock
David Peacock
Chief Executive Officer and Director
Date:	March 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David Peacock David Peacock	Chief Executive Officer (Principal Executive Officer) and Director	March 7, 2025

/s/ Christopher Growe Christopher Growe	Chief Financial Officer (Principal Accounting Officer)	March 7, 2025

/s/ Chris Baldwin	Director	March 7, 2025
Chris Baldwin

/s/ Cameron Breitner	Director	March 7, 2025
Cameron Breitner

/s/ Virginie Costa	Director	March 7, 2025
Virginie Costa

/s/ Timothy J. Flynn	Director	March 7, 2025
Timothy J. Flynn

/s/ Tiffany Han	Director	March 7, 2025
Tiffany Han

/s/ James M. Kilts	Chairman and Director	March 7, 2025
James M. Kilts

/s/ Adam Levyn	Director	March 7, 2025
Adam Levyn

/s/ Jody Macedonio	Director	March 7, 2025
Jody Macedonio

/s/ Robin Manherz	Director	March 7, 2025
Robin Manherz

SIGNATURE	TITLE	DATE

/s/ Adam Nebesar	Director	March 7, 2025
Adam Nebesar

/s/ Deborah Poole	Director	March 7, 2025
Deborah Poole

/s/ Brian K. Ratzan	Director	March 7, 2025
Brian K. Ratzan

/s/ David J. West	Director	March 7, 2025
David J. West