Form 10-Q
period 2025-03-31
Advantage Solutions Inc.
filed 2025-05-12
CIK 1776661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, the registrant had 324,312,000 shares of Class A common stock outstanding.

Advantage Solutions Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$121,149	$205,233
Restricted cash	15,719	15,518
Accounts receivable, net of allowance for expected credit losses of $14,146 and $13,047, respectively	641,711	603,069
Prepaid expenses and other current assets	100,414	86,918
Total current assets	878,993	910,738
Property and equipment, net	98,569	97,763
Goodwill	477,021	477,021
Other intangible assets, net	1,289,666	1,332,578
Investments in unconsolidated affiliates	234,284	226,510
Other assets	34,820	61,907
Total assets	$3,013,353	$3,106,517
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$13,250	$13,250
Accounts payable	180,584	158,485
Accrued compensation and benefits	87,403	129,486
Other accrued expenses	134,042	134,677
Deferred revenues	26,646	24,164
Total current liabilities	441,925	460,062
Long-term debt, net of current portion	1,665,280	1,686,690
Deferred income tax liabilities	147,340	146,889
Other long-term liabilities	63,233	64,141
Total liabilities	2,317,778	2,357,782
Commitments and contingencies (Note 9)
Equity attributable to stockholders of Advantage Solutions Inc.
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 323,265,272 and 320,773,096 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	32	32
Additional paid in capital	3,469,419	3,466,221
Accumulated deficit	(2,697,742)	(2,641,612)
Loans to Karman Topco L.P.	(7,190)	(7,029)
Accumulated other comprehensive loss	(15,059)	(15,861)
Treasury stock, at cost; 12,894,517 and 12,400,075 shares as of March 31, 2025 and December 31, 2024, respectively	(53,885)	(53,016)
Total stockholders' equity	695,575	748,735
Total liabilities and stockholders' equity	$3,013,353	$3,106,517

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2025	2024
Revenues	$821,792	$861,412
Cost of revenues (exclusive of depreciation and amortization shown separately below)	722,754	751,844
Selling, general, and administrative expenses	64,865	89,081
Depreciation and amortization	50,361	49,748
(Income) loss from equity method investments	(1,567)	689
Total operating expenses	836,413	891,362
Operating loss from continuing operations	(14,621)	(29,950)
Other expenses:
Change in fair value of warrant liabilities	10	287
Interest expense, net	34,360	35,761
Total other expenses, net	34,370	36,048
Loss from continuing operations before provision for (benefit from) income taxes	(48,991)	(65,998)
Provision for (benefit from) income taxes from continuing operations	7,139	(15,865)
Net loss from continuing operations	(56,130)	(50,133)
Net income from discontinued operations, net of tax	—	47,018
Net loss	$(56,130)	$(3,115)
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	—	2,192
Net loss attributable to stockholders of Advantage Solutions Inc.	$(56,130)	$(5,307)

Net loss per common share:
Basic loss per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(0.17)	$(0.16)
Basic earnings per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$0.14

Diluted net loss per share:
Diluted loss per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(0.17)	$(0.16)
Diluted earnings per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$0.14
Weighted-average number of common shares:
Basic	321,683,440	321,458,155
Diluted	321,683,440	321,458,155

Comprehensive Income (Loss):
Net loss attributable to stockholders of Advantage Solutions Inc.	$(56,130)	$(5,307)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	802	(2,717)
Total comprehensive loss attributable to stockholders of Advantage Solutions Inc.	$(55,328)	$(8,024)

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Accumulated
					Additional			Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Loss	Equity
Balance at January 1, 2025	320,773,096	$32	12,400,075	$(53,016)	$3,466,221	$(2,641,612)	$(7,029)	$(15,861)	$748,735
Comprehensive loss
Net loss	—	—	—	—	—	(56,130)	—	—	(56,130)
Foreign currency translation adjustments	—	—	—	—	—	—	—	802	802
Total comprehensive loss									(55,328)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(161)	—	(161)
Purchase of treasury stock	(494,442)	—	494,442	(869)	—	—	—	—	(869)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(1,524)	—	—	—	(1,524)
Shares issued under 2020 Employee Stock Purchase Plan	377,989	—	—	—	993	—	—	—	993
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(2,396)	—	—	—	(2,396)
Shares issued under 2020 Incentive Award Plan	2,608,629	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,125	—	—	—	6,125
Balance at March 31, 2025	323,265,272	$32	12,894,517	$(53,885)	$3,469,419	$(2,697,742)	$(7,190)	$(15,059)	$695,575

								Accumulated	Advantage
					Additional			Other	Solutions Inc.		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Loss	Equity	Interest	Equity
Balance at January 1, 2024	322,235,261	$32	3,600,075	$(18,949)	$3,449,261	$(2,314,650)	$(6,387)	$(3,945)	$1,105,362	$(1,285)	$1,104,077
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(5,307)	—	—	(5,307)	2,192	(3,115)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2,717)	(2,717)	(1)	(2,718)
Total comprehensive loss									(8,024)	2,191	(5,833)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(149)	—	(149)	—	(149)
Purchase of treasury stock	(3,000,000)	—	3,000,000	(11,689)	—	—	—	—	(11,689)	—	(11,689)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	390	—	—	—	390	—	390
Shares issued under 2020 Employee Stock Purchase Plan	581,954	—	—	—	1,167	—	—	—	1,167	—	1,167
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(9,688)	—	—	—	(9,688)	—	(9,688)
Shares issued under 2020 Incentive Award Plan	4,076,928	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,908	—	—	—	5,908	—	5,908
Balance at March 31, 2024	323,894,143	$32	6,600,075	$(30,638)	$3,447,038	$(2,319,957)	$(6,536)	$(6,662)	$1,083,277	$906	$1,084,183

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(56,130)	$(50,133)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest income	(2,694)	(4,165)
Amortization of deferred financing fees	1,748	1,800
Depreciation and amortization	50,361	49,748
Change in fair value of warrant liability	10	287
Fair value adjustments related to contingent consideration	—	778
Deferred income taxes	449	(423)
Equity-based compensation of Karman Topco L.P.	(1,524)	390
Stock-based compensation	6,486	8,555
(Income) loss from equity method investments	(1,567)	689
Distribution received from equity method investments	—	1,282
Gain on repurchases of Senior Secured Notes and Term Loan Facility debt	(1,624)	(2,669)
Loss on disposal of property and equipment	—	469
Changes in operating assets and liabilities, net of effects from divestitures:
Accounts receivable, net	(38,200)	23,776
Prepaid expenses and other assets	16,742	28,845
Accounts payable	22,236	10,465
Accrued compensation and benefits	(41,928)	(71,830)
Deferred revenues	2,521	(3,938)
Other accrued expenses and other liabilities	3,487	(3,302)
Net cash used in operating activities	(39,627)	(9,376)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments in unconsolidated affiliates	(3,328)	(2,500)
Purchase of property and equipment	(15,104)	(15,414)
Proceeds from divestitures, net of cash	—	87,370
Net cash (used in) provided by investing activities	(18,432)	69,456
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(3,313)	(3,318)
Repurchases of Senior Secured Notes and Term Loan Facility debt	(18,243)	(47,899)
Proceeds from issuance of common stock	993	1,167
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	(707)	(3,292)
Contingent consideration payments	—	(1,851)
Purchase of treasury stock	(869)	(11,689)
Net cash used in financing activities	(22,139)	(66,882)
Net effect of foreign currency changes on cash, cash equivalents and restricted cash	(3,685)	(2,136)
Net change in cash, cash equivalents and restricted cash	(83,883)	(8,938)
Cash, cash equivalents and restricted cash, beginning of period	220,751	137,202
Cash, cash equivalents and restricted cash, end of period	$136,868	$128,264
SUPPLEMENTAL CASH FLOW INFORMATION
Purchases of property and equipment recorded in accounts payable and accrued expenses	$516	$5,238

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements do not include all of the information required by accounting principles generally accepted in the United States (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2024 was derived from the audited Consolidated Balance Sheet at that date and does not include all the disclosures required by GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair statement of the results as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been reflected in the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024 and the related footnotes thereto. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

As of January 1, 2024, the Company reorganized its portfolio of businesses into a new, simplified structure that more closely aligns its business capabilities with economic buyers. As a result of this reorganization, the Company revised its reportable segments and identified non-core businesses for disposition (“Divestiture plan”). In the first quarter of fiscal year 2024, the Company determined its Divestiture plan met the criteria for discontinued operations as it represented a strategic shift that had a major effect on the Company’s operations and financial results. As such, the results of businesses meeting the criteria to be classified as held for sale or disposed of in accordance with the Company’s Divestiture plan were reclassified to discontinued operations. Refer to Note 2—Discontinued Operations for additional information on the Company’s discontinued operations.

Certain prior period balances related to the Company's discontinued operations have been reclassified to conform to the current presentation in the condensed consolidated financial statements and accompanying notes. The notes to the condensed consolidated financial statements are presented on a continuing operations basis unless otherwise noted. Refer to Note 2—Discontinued Operations for additional information on the Company’s discontinued operations.

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

Revenues within the Branded Services segment are further disaggregated between brokerage services, branded merchandising services and omni-commerce marketing services. Brokerage services revenues are primarily outsourced sales and services for branded consumer goods manufacturers at retailer headquarters, in-store and online. Branded merchandising services relate to merchandising in-store and online for branded consumer goods manufacturers. Omni-commerce marketing services primarily relate to digital and field marketing services.

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

Disaggregated revenues were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Branded Services
Brokerage services	$90,033	$127,032
Branded merchandising services	114,744	105,147
Omni-commerce marketing services	85,064	96,875
Total Branded Services revenue	$289,841	$329,054
Experiential Services
Experiential services	$314,020	$307,351
Total Experiential Services revenue	$314,020	$307,351
Retailer Services
Retail merchandising services	$171,068	$171,587
Advisory services	33,597	38,712
Agency services	13,266	14,708
Total Retailer Services revenue	$217,931	$225,007
Total revenues	$821,792	$861,412

Contract liabilities represent deferred revenues, which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation and are included in Deferred revenues in the Condensed Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the three months ended March 31, 2025 that were included in Deferred revenues as of December 31, 2024 were $10.7 million. Revenues recognized during the three months ended March 31, 2024 included in Deferred revenues as of December 31, 2023 were $12.5 million.

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to expand their existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company's annual report for fiscal year 2025. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in

January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for the Company beginning in fiscal year 2026 and interim periods within fiscal year 2027, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company is currently evaluating the impact of ASU 2024-03 on the consolidated financial statements and related disclosures.

Other new accounting pronouncements recently issued or newly effective were not applicable to the Company, did not have a material impact on the condensed consolidated financial statements or are not expected to have a material impact on the condensed consolidated financial statements.

2. Discontinued Operations

2024 Divestitures

On January 31, 2024, the Company sold a collection of foodservice businesses. As part of the sale, the foodservice businesses were combined with an entity owned by the buyer, with the Company receiving approximately $91.0 million, subject to working capital adjustments and an ongoing 7.5% interest in the combined business. The ongoing ownership interest represents a continuing involvement which the Company has determined represents an equity method investment. Upon the close of the transaction, the retained 7.5% interest was recognized at fair value of $8.4 million, valued using unobservable inputs (i.e., Level 3 inputs), primarily discounted cash flows.

The investment is reported in “Investments in unconsolidated affiliates” on the Condensed Consolidated Balance Sheets and equity income (loss) reported in “(Income) loss from equity method investments” on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024. Transactions between the Company and the combined foodservice entity are considered to be related-party transactions subsequent to the divesture.

As of June 30, 2024, certain assets and liabilities of the Jun Group business were classified as held for sale. On July 31, 2024, the Company completed the sale of the Jun Group business in exchange for proceeds of approximately $185.0 million less any adjustments. The Company received approximately $130.0 million in cash upon completion of the sale. As part of the purchase agreement, the buyer has agreed to remit the remaining consideration to the Company in two additional installments of $22.5 million ($27.5 million less $5.0 million estimated adjustments) and $27.5 million, 12 and 18 months, respectively, after the completion of the sale.

The following table presents the summarized statements of operations of discontinued operations.

(in thousands)	Three Months Ended March 31, 2024
Revenues	$44,634
Cost of revenues (exclusive of depreciation and amortization shown separately below)	35,219
Selling, general, and administrative expenses	2,536
Gain on divestitures	(57,016)
Depreciation and amortization	2,608
Total operating expenses	(16,653)
Operating income from discontinued operations	61,287
Other expenses:
Interest expense	32
Total other expenses	32
Income before income taxes from discontinued operations	61,255
Provision for income taxes from discontinued operations	14,237
Net income from discontinued operations, net of tax	47,018
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	2,192
Net income from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$44,826

The following table provides a summary of the cash flows from discontinued operations:

(in thousands)	Three Months Ended March 31, 2024
Net cash provided by operating activities from discontinued operations	$1,542
Net cash used in investing activities from discontinued operations	(1,751)
Net cash used in financing activities from discontinued operations	(73)
Net effect of foreign currency changes on cash from discontinued operations	(310)
Net change in cash, cash equivalents and restricted cash from discontinued operations	$(592)

3. Goodwill and Intangible Assets

The carrying amount of goodwill as of March 31, 2025 and December 31, 2024 was $477.0 million. Accumulated impairment losses related to goodwill were $2.3 billion of March 31, 2025 and December 31, 2024.

The following tables set forth information for intangible assets:

		March 31, 2025
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,256,220	$1,600,086	$—	$656,134
Trade names	10 years	88,600	64,568	—	24,032
Total finite-lived intangible assets		2,344,820	1,664,654	—	680,166
Indefinite-lived intangible assets:
Trade name		1,480,000	—	870,500	609,500
Total other intangible assets		$3,824,820	$1,664,654	$870,500	$1,289,666

		December 31, 2024
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,256,382	$1,559,551	$—	$696,831
Trade names	10 years	88,600	62,353	—	26,247
Total finite-lived intangible assets		2,344,982	1,621,904	—	723,078
Indefinite-lived intangible assets:
Trade name		1,480,000	—	870,500	609,500
Total other intangible assets		$3,824,982	$1,621,904	$870,500	$1,332,578

Amortization of intangible assets was $42.9 million and $44.3 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, estimated future amortization expense of the Company’s finite-lived intangible assets are as follows:

(in thousands)
Remainder of 2025	$128,707
2026	169,131
2027	167,500
2028	133,069
2029	76,636
Thereafter	5,123
Total amortization expense	$680,166

4. Debt

(in thousands)	March 31, 2025	December 31, 2024
Term Loan Facility	$1,102,683	$1,105,995
Senior Secured Notes	595,087	615,087
Total long-term debt	1,697,770	1,721,082
Less: current portion	13,250	13,250
Less: debt issuance costs	19,240	21,142
Long-term debt, net of current portion	$1,665,280	$1,686,690

As of March 31, 2025, the Company had $1.1 billion of debt outstanding under a secured first lien term loan credit facility in an aggregate principal amount of $1.1 billion (as may be amended from time to time (the “Term Loan Facility”) and $595.1 million of debt outstanding 6.5% Senior Secured Notes due 2028 (the “Notes”) with maturity dates of October 28, 2027 and November 15, 2028, respectively. In April 2024 (the “Third Lien Amendment Effective Date”), the Company amended the Term Loan Facility to (i) reduce the applicable interest rate margin (a) from 4.50% to 4.25% for SOFR loans or (b) from 3.50% to 3.25% for base rate loans; and (ii) reset the period for six months following the Third Lien Amendment Effective Date in which a 1.00% prepayment premium shall apply to any prepayment of the term loans in connection with a Repricing Event (as defined in the amended First Lien Credit Agreement). The Term Loan Facility bears interest at a floating rate of Term SOFR plus an applicable margin of 4.25% per annum, subject to an additional spread adjustment on SOFR ranging from 0.11% to 0.26%. Interest on the Notes is payable semi-annually in arrears at a rate of 6.50% per annum.

The Company was in compliance with all of its affirmative and negative covenants under the Term Loan Facility and Notes as of March 31, 2025. In addition, the Company is required to repay the principal under the Term Loan Facility in the greater amount of its excess cash flow, as such term is defined in the agreement governing the Term Loan Facility, or $13.3 million, per annum, in quarterly payments. The Company made the minimum quarterly principal payments of $3.3 million during the three months ended March 31, 2025 and 2024, respectively. No payments under the excess cash flow calculation were required in such periods.

The Company voluntarily repurchased an aggregate of $20.0 million principal amount of the Notes during the three months ended March 31, 2025. The Company recognized a gain on the repurchase of the Notes of $1.8 million for the three months ended March 31, 2025, as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company voluntarily repurchased an aggregate of $51.0 million principal amount of the Notes during the three months ended March 31, 2024. The Company recognized a gain on the repurchase of the Notes of $2.7 million for the three months ended March 31, 2024, as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

As of March 31, 2025, the Company had no borrowings under its senior secured asset-based revolving credit facility in an aggregate principal amount of up to $500.0 million, subject to borrowing base capacity (as may be amended from time to time, the “Revolving Credit Facility”). All borrowings under the Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the Revolving Credit Facility bear interest at a floating rate, which at the option of the Company may be either (i) a base rate or Canadian Prime Rate plus an applicable margin of 0.75%, 1.00%, or 1.25% per annum or (ii) Term SOFR or Alternative Currency Spread plus an applicable margin of 1.75%, 2.00% or 2.25% per annum. The Company is required to pay a commitment fee ranging from 0.250% to 0.375% per annum in respect of the average daily unused commitments under the Revolving Credit Facility.

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

	March 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Liabilities measured at fair value
Derivative financial instruments	$774	$—	$774	$—
Total liabilities measured at fair value	$774	$—	$774	$—

	December 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$796	$—	$796	$—
Total assets measured at fair value	$796	$—	$796	$—

Interest Rate Cap Agreements

The Company had interest rate collar contracts with an aggregate notional value of principal of $700.0 million as of March 31, 2025, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. The interest rate collar contracts will mature on April 5, 2026, 2027 and 2028.

As of March 31, 2025, the fair value of the Company’s outstanding interest collars of $0.8 million was included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets. As of December 31, 2024 the fair value of the Company’s outstanding interest rate caps and collars of $0.8 million was included in “Other assets” in the Condensed Consolidated Balance Sheets. Changes in fair value of the Company's outstanding interest rate caps and collars are recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the three months ended March 31, 2025 and 2024, the Company recorded a loss of $1.6 million and a gain of $4.2 million, respectively, within “Interest expense, net,” related to changes in the fair value of its derivative instruments.

Long-term Debt

The following tables set forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at March 31, 2025
Term Loan Facility	$1,102,683	$1,136,282
Senior Secured Notes	595,087	596,680
Total long-term debt	$1,697,770	$1,732,962

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2024
Term Loan Facility	$1,105,995	$1,153,346
Senior Secured Notes	615,087	612,533
Total long-term debt	$1,721,082	$1,765,879

6. Related Party Transactions

An officer of the Company serves as a member of the board of directors of a client of the Company. The Company recognized $1.3 million revenues from such client during the three months ended March 31, 2025 and 2024. Accounts receivable from this client were $0.7 million and $0.4 million as of March 31, 2025 and December 31, 2024, respectively.

Prior to April 1, 2025, a member of the board of directors of the Company served as an officer of a client of the Company. The Company recognized $2.2 million and $1.6 million of revenues from such client during the three months ended March 31, 2025 and 2024, respectively. Accounts receivable from this client were $0.5 million and $0.2 million as of March 31, 2025 and December 31, 2024, respectively.

Unconsolidated Affiliates

During the three months ended March 31, 2025 and 2024, the Company recognized revenues of $2.6 million and $6.5 million, respectively, from its investment in unconsolidated affiliates. Accounts receivable from transactions with unconsolidated affiliates were $1.9 million and $0.9 million as of March 31, 2025 and December 31, 2024, respectively.

7. Income Taxes

The Company’s effective tax rates were (14.6)% and 24.0% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate is calculated upon the forecasted pretax loss for the year, by jurisdiction, and adjusted for estimated permanent tax adjustments. The fluctuation in the Company’s effective tax rate was primarily related to an additional valuation allowance established on interest expense limitation carryforward for the three months ended March 31, 2025.

8. Segments

The Company’s reportable segments consist of Branded Services, Experiential Services, and Retailer Services. The reportable segments reported below are the segments of the Company for which separate financial information is available and for which segment results are evaluated regularly by the Company's Chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Through the Company's Branded Services segment, the Company offers capabilities in brokerage, branded merchandising and omni-commerce marketing services to consumer goods manufacturers. Through the Company's Experiential Services segment, the Company expands the reach of consumer brands and retailer products to convert shoppers into buyers through sampling and product demonstration programs executed in-store and online. Through the Company's Retailer Services segment, the Company provides retailers with end-to-end advisory, retailer merchandising, and agency expertise to drive sales. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein.

Discontinued operations are not included in the applicable reportable segments. Refer to Note 2—Discontinued Operations.

Segment operating income is the measure utilized by the CODM to assess performance and allocate resources. When evaluating the Company’s financial performance, the CODM regularly reviews revenues, compensation and benefits, reimbursable expenses and other segment items. Compensation costs are key metrics reviewed by the CODM when allocating resources and assessing performance as the Company depends significantly on human capital to deliver services to its clients. Reimbursable expenses are also reviewed regularly by the CODM as revenues included in the CODM packages are net of these expenses.

Revenues and significant expenses by segment are as follows:

	Three Months Ended March 31, 2025
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$289,841	$314,020	$217,931	$821,792
Less:
Compensation and benefits	160,845	155,823	144,748	461,416
Reimbursable expenses	32,959	93,250	—	126,209
Other segment items[1]	81,464	57,914	60,616	199,994
Depreciation and amortization	31,462	10,537	8,362	50,361
Income from equity method investments	(1,567)	—	—	(1,567)
Total segment operating expenses from continuing operations	305,163	317,524	213,726	836,413

Total segment operating (loss) income from continuing operations	$(15,322)	$(3,504)	$4,205	$(14,621)

	Three Months Ended March 31, 2024
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$329,054	$307,351	$225,007	$861,412
Less:
Compensation and benefits	197,213	169,701	155,507	522,421
Reimbursable expenses	46,629	81,797	—	128,426
Other segment items[1]	74,654	49,575	65,849	190,078
Depreciation and amortization	31,987	9,920	7,841	49,748
Loss from equity method investments	689	—	—	689
Total segment operating expenses from continuing operations	351,172	310,993	229,197	891,362

Total segment operating loss from continuing operations	$(22,118)	$(3,642)	$(4,190)	$(29,950)

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

The Company is involved in various litigation, including purported class or representative actions with respect to matters arising under the California Labor Code and Private Attorneys General Act.

The Company has also been involved in various litigation matters and arbitrations with respect to commercial matters arising with clients, vendors and third-party sellers of business.

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

In the ordinary course of business, the Company is required to provide financial commitments in the form of surety bonds to third parties as a guarantee of its performance on and its compliance with certain obligations. If the

Company were to fail to perform or comply with these obligations, any draws upon surety bonds issued on its behalf would then trigger the Company's payment obligation to the surety bond issuer. The Company has outstanding surety bonds issued for its benefits of $15.0 million as of March 31, 2025 and December 31, 2024.

10. Stock-Based Compensation

The Company has issued nonqualified stock options, restricted stock units (“RSUs”), and performance restricted stock units (“PSUs”) under the Advantage Solutions Inc. 2020 Incentive Award Plan, as amended and restated (the “Plan”). The Company’s restricted stock units and performance restricted stock units, as described below, are expensed based on the fair value at the grant date. The Company recognized stock-based compensation expense and equity-based compensation expense associated with the Common Series C Units of Karman Topco L.P. as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
Restricted stock-based unit awards	3,646	4,253
Other share-based awards	2,840	4,302
Total stock-based compensation before tax	6,486	8,555
Tax benefit	(1,010)	(1,274)
Total stock-based compensation expense included in net loss	$5,476	$7,281

Performance Restricted Stock Units

PSUs granted in fiscal year 2024 are subject to achievement of certain performance conditions based on measurements of the Company’s Adjusted EBITDA margin and cash earnings. The Company’s Adjusted EBITDA margin and cash earnings relative to specified targets will be measured over the fiscal years in which the award was granted, and an annual achievement percentage will be determined. In addition, the earned PSUs are subject to further adjustment depending on the Company’s performance against a specified peer group for total stockholder return during the three-year performance period. This adjustment can either put a floor or a cap on the calculation of the final PSUs value. Subject to certain termination events, these PSUs are scheduled to cliff-vest on the third-year anniversary of the date of grant and may vest from 0% to 200% of the Target number of PSUs specified in the table below.

PSUs are subject to the recipient's continued service to the Company. PSUs granted in fiscal years 2023 and 2022 are subject to achievement of certain performance conditions based on the Company’s revenues and Adjusted EBITDA targets in the respective measurement period and the recipient’s continued service to the Company. The measurement period is based on the twelve months of the respective fiscal year. The PSUs are scheduled to vest over a three-year period from the date of grant and may vest from 0% to 150% of the number of shares set forth in the table below. The number of PSUs earned shall be adjusted to be proportional to the partial performance between the Threshold, Target and Maximum as defined in the award agreements. Details for each aforementioned defined term for each grant have been provided in the table below.

The fair value of PSU grants was equal to the closing price of the Company's stock on the date of the applicable grant. The maximum potential expense if the Maximum were met for these awards has been provided in the table below. Recognition of expense associated with performance-based stock is not permitted until achievement of the performance targets are probable of occurring.

Measurement Period	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Grant Date Fair Value Per Share	Maximum Remaining Unrecognized Compensation Expense	Weighted-average remaining requisite service periods
2024	163,448	1,307,580	1,677,625	$4.33	$7,749,895	2.1 years
2023	4,460,549	4,460,549	6,690,824	$2.12	$4,589,322	1.2 years
2022	40,107	40,107	40,107	$4.35	$13,666	0.3 years

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

The following table summarizes the PSU activity for the three months ended March 31, 2025:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	6,770,840	$2.56
Granted	—
Distributed	(909,211)	$2.38
Forfeited	(341,814)	$2.17
PSU performance adjustment (1)	288,421	$4.33
Outstanding at March 31, 2025 (2)	5,808,236	$2.63

(1) The number of PSUs outstanding was adjusted during the first quarter of fiscal year 2025, to reflect the 128.3% achievement level approved by the Human Capital Committee for fiscal year 2024.

(2) PSU award activity is presented at target until the period in which the Human Capital Committee approves the achievement percentages, at which point the awards are adjusted accordingly, subject to additional performance requirements and service-based vesting conditions.

Restricted Stock Units

RSUs are subject to the recipient’s continued service to the Company. RSUs are generally scheduled to vest over three years and are subject to the provisions of the agreement under the Plan.

During the three months ended March 31, 2025, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	11,817,446	$3.28
Granted	—
Distributed	(2,979,089)	$2.96
Forfeited	(512,890)	$3.28
Outstanding at March 31, 2025	8,325,467	$3.39

As of March 31, 2025, the total remaining unrecognized compensation cost related to RSUs amounted to $10.4 million, which is expected to be amortized over the weighted-average remaining requisite service periods of 1.8 years.

Stock Options

During the three months ended March 31, 2025, the following activities involving stock options occurred under the Plan:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2025	20,433,018	$5.75
Granted	—
Forfeited	—
Cancelled/Expired	—
Outstanding at March 31, 2025	20,433,018	$5.75	7.2 years	$—
Exercisable at March 31, 2025	5,564,999	$3.14	7.8 years	$—

As of March 31, 2025, the Company had approximately $5.1 million of total unrecognized compensation expense related to stock options, net of forfeitures, which the Company expects to recognize over a weighted-average period of approximately 2.2 years. There were no options exercised during the three months ended March 31, 2025 and 2024.

In April 2025, the Company granted 19.4 million RSUs, 4.0 million PSUs and 7.2 million of stock options. PSUs granted in fiscal years 2025 are subject to achievement of certain performance conditions based on measurements of the Company’s Adjusted EBITDA margin and cash earnings. The Company’s Adjusted EBITDA margin and cash earnings relative to specified targets will be measured over the fiscal years in which the award was granted, and an annual achievement percentage will be determined. In addition, the earned PSUs are subject to further adjustment depending on the Company’s performance against a specified peer group for total stockholder return during the three-year performance period. This adjustment can either put a floor or a cap on the calculation of the final PSUs value. Subject to certain termination events, these PSUs are scheduled to cliff-vest on the third-year anniversary of the date of grant and may vest from 0% to 200% of the “target” number of PSUs specified in the table above.

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

The following is a reconciliation of basic and diluted net earnings per common share:

	Three Months Ended March 31,
(in thousands, except share and earnings per share data)	2025	2024
Basic earnings per share computation:
Numerator:
Net loss from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(56,130)	$(50,133)
Net income from discontinued operations, net of tax	—	47,018
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	—	2,192
Net income from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$44,826
Denominator:
Weighted average common shares - basic	321,683,440	321,458,155
Basic loss per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(0.17)	$(0.16)
Basic earnings per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$0.14
Diluted earnings per share computation:
Numerator:
Net loss from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(56,130)	$(50,133)
Net income from discontinued operations, net of tax	—	47,018
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	—	2,192
Net income from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$44,826
Denominator:
Weighted average common shares - diluted	321,683,440	321,458,155
Diluted loss per common share from continuing operations	$(0.17)	$(0.16)
Diluted earnings per common share from discontinued operations	$—	$0.14

The Company had 18,578,321 warrants to purchase Class A common stock at $11.50 per share outstanding at March 31, 2025 and 2024, which have been excluded from the calculation of diluted earnings per common share, as the weighted average market price of the common stock during the three months ended March 31, 2025 and 2024 did not exceed the exercise price of the warrants.

In accordance with the treasury stock method the weighted average shares outstanding assuming dilution include the incremental effect of stock-based awards, except when such effect would be antidilutive. Stock-based awards of 9.6 million weighted-average shares were outstanding for the three months ended March 31, 2025, but were not included in the computation of diluted (loss) earnings per common share because the net loss position of the Company made them antidilutive. Stock-based awards of 20.2 million weighted-average shares were outstanding for the three months ended March 31, 2024, but were not included in the computation of diluted loss per common share because the net loss position of the Company made them antidilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) including statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain such terms. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”). Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

Through our Branded Services segment, which generated approximately 35.3% and 38.2% of our revenues in the three months ended March 31, 2025 and 2024, respectively, we provide services to branded consumer goods manufacturers through three main categories: brokerage, branded merchandising and omni-commerce marketing services. Brokerage services is primarily an outsourced sales and services agency for branded consumer goods manufacturers at retailer headquarters, in-store and online. Additionally, we lead with insights to execute branded merchandising strategies for branded consumer goods manufacturers related to merchandising in-store and online to drive product sales. Our omni-commerce marketing services primarily relate to digital and field marketing services, including shopper marketing, targeted advertising, interactive design and development, inventory management, application development and content management solutions.

Through our Experiential Services segment, which generated approximately 38.2% and 35.7% of our revenues in the three months ended March 31, 2025 and 2024, respectively, we help brands and retailers reach consumers and convert shoppers into buyers through in-store and online sampling and demonstrations. We manage highly customized, large-scale sampling programs for leading brands and retailers. We also manage, organize and execute special events for brands and retailers, including large-scale meetings, mobile tours, summits and festivals.

Through our Retailer Services segment, which generated approximately 26.5% and 26.1% of our revenues in the three months ended March 31, 2025 and 2024, respectively, we provide end-to-end advisory, retailer merchandising and agency services to retailers. Advisory services primarily consist of consulting services related to private brand development, including coordination related to the sourcing, manufacturing, branding and distribution of private label products to the end retailer. Retailer merchandising services primarily relate to the execution of merchandising strategies, including traditional services such as interior store construction, store resets, category updates and new item implementation. Agency services primarily consist of providing marketing strategies within retail locations, including retail media networks, and analyzing shopper behavior to offer planning, execution and measurement of insight-based, retailer-specific promotions that target retailers' specific shopper base to drive product sales.

Summary

Our financial performance for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 includes:

•
Revenues decreased by $39.6 million, or 4.6%, to $821.8 million;
•
Operating loss from continuing operations decreased by $15.3 million to $14.6 million;
•
Net loss from continuing operations increased by $6.0 million to $56.1 million;
•
Adjusted Net Income decreased by $25.3 million, or 274.5%, to $16.1 million; and
•
Adjusted EBITDA from Continuing Operations decreased by $12.5 million or 17.6%, to $58.2 million.

Factors Affecting Our Business and Financial Reporting

There are a number of factors that affect the performance of our business and the comparability of our results from period to period including:

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

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses consist primarily of salaries, payroll taxes and benefits for corporate personnel. Other overhead costs include information technology, professional services fees, including accounting and legal services, and other general corporate expenses. We also incur expenses operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and related professional services. Additionally, included in selling, general, and administrative expenses are costs related to our internal reorganization activities, including our restructuring plan, acquisition and divestiture transactions. These transaction-related costs are comprised of fees related to change of equity ownership, professional fees, due diligence and integration or divestitures activities.

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

Interest Expense

Interest expense relates primarily to borrowings under our debt agreements as described below as well as gains on repurchases of debt and fair value adjustments for our derivative financial instruments. See “ —Liquidity and Capital Resources.”

Depreciation and Amortization

Amortization Expense

As a result of the 2014 Topco Acquisition, we acquired significant intangible assets, the value of which is amortized, on a straight-line basis, over 15 years from the date of the 2014 Topco Acquisition, unless determined to be indefinite-lived. Included in our depreciation and amortization expense is amortization of acquired intangible assets. We have ascribed value to identifiable intangible assets other than goodwill in our purchase price allocations for companies we have acquired. These assets include, client relationships and trade names. To the extent we ascribe value to identifiable intangible assets that have finite lives, we amortize those values over the estimated useful lives of the assets. Such amortization expense, although non-cash in the period expensed, directly impacts our results of operations. It is difficult to predict with any precision the amount of expense we may record relating to future acquired intangible assets.

Depreciation Expense

Depreciation expense relates to the property and equipment that we own, which represented less than 1% of our total assets at March 31, 2025 and 2024, respectively.

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

Our principal sources of liquidity are cash receipts for services performed, borrowings under the Revolving Credit Facility and other debt. Our principal uses of cash are operating expenses, working capital requirements, investments in our technology platforms, repayment of debt and repurchases of our Class A common shares.

Adjusted Net Income

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net (loss) income before (i) net income attributable to noncontrolling interest, (ii) impairment of goodwill and indefinite-lived assets, (iii) gain on deconsolidation of subsidiaries, (iv) equity-based compensation of Karman Topco L.P., (v) changes in fair value of warrant liability, (vi) fair value adjustments of contingent consideration related to acquisitions, (vii) acquisition and divestiture related expenses, (viii) restructuring expenses, (ix) reorganization expenses, (x) litigation expenses, (xi) amortization of intangible assets, (xii) gain on repurchases of Term Loan Facility and Notes debt, (xiii) costs associated with (recovery from) the Take 5 Matter, (xiv) other adjustments that management believes are helpful in evaluating our operating performance, and (xv) related tax adjustments.

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

Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA by Segment

Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA by Segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA from Continuing Operations and Adjusted EBITDA from Discontinued Operations means net (loss) income before (i) interest expense (net), (ii) provision for (benefit from) income taxes, (iii) depreciation, (iv) amortization of intangible assets, (v) impairment of goodwill, (vi) changes in fair value of warrant liability, (vii) stock-based compensation expense, (viii) equity-based compensation of Karman Topco L.P., (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition and divestiture related expenses, (xi) (gain) loss on divestitures, (xii) restructuring expenses, (xiii) reorganization expenses, (xiv) litigation expenses (recovery), (xv) costs associated with (recovery from) the Take 5 Matter, (xvi) EBITDA for economic interests in investments and (xvii) other adjustments that management believes are helpful in evaluating our operating performance.

Adjusted EBITDA by Segment means, with respect to each segment, operating income (loss) from continuing operations before (i) depreciation, (ii) amortization of intangible assets, (iii) impairment of goodwill, (iv) stock based compensation expense, (v) equity-based compensation of Karman Topco L.P., (vi) fair value adjustments of contingent consideration related to acquisitions, (vii) acquisition and divestiture related expenses, (viii) restructuring expenses, (ix) reorganization expenses, (x) litigation expenses (recovery), (xi) costs associated with (recovery from) the Take 5 Matter, (xii) EBITDA for economic interests in investments and (xiii) other adjustments that management believes are helpful in evaluating our operating performance, in each case, attributable to such segment.

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

Transformation Strategy

In July 2024, we announced a restructuring plan as part of our continued transformation strategy to improve our cost structure and intend to implement various other efforts to improve operating efficiency. The restructuring plan was designed to simplify the organization that supports the new segments after the divestitures and related transitions as well as to generate operational efficiencies during a time of market challenges affecting the clients. The overall project was substantially completed at the end of fiscal year 2024.

We are in the process of implementing a new global enterprise resource planning (“ERP”) system, which is expected to occur in phases throughout fiscal year 2025. During the three months ended March 31, 2025, the Company deployed the new ERP for our North America operations. As part of the implementation, the Company completed significant pre-implementation testing and post-implementation testing and monitoring and recognized reorganization related expenses related to the implementation.

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following table sets forth items derived from the Company’s consolidated statements of operations for the three months ended March 31, 2025 and 2024 in dollars and as a percentage of total revenues.

	Three Months Ended March 31,
(amounts in thousands)	2025		2024
Revenues	$821,792	100.0%	$861,412	100.0%
Cost of revenues	722,754	87.9%	751,844	87.3%
Selling, general, and administrative expenses	64,865	7.9%	89,081	10.3%
Depreciation and amortization	50,361	6.1%	49,748	5.8%
Loss from equity method investments	(1,567)	(0.2)%	689	0.1%
Total operating expenses	836,413	101.8%	891,362	103.5%
Operating loss from continuing operations	(14,621)	(1.8)%	(29,950)	(3.5)%
Other expenses:
Change in fair value of warrant liability	10	0.0%	287	0.0%
Interest expense, net	34,360	4.2%	35,761	4.2%
Total other expenses	34,370	4.2%	36,048	4.2%
Loss from continuing operations before provision for (benefit from) income taxes	(48,991)	(6.0)%	(65,998)	(7.7)%
Provision for (benefit from) income taxes from continuing operations	7,139	0.9%	(15,865)	(1.8)%
Net loss from continuing operations	(56,130)	(6.8)%	(50,133)	(5.8)%
Net income from discontinued operations, net of tax	—	0.0%	47,018	5.5%
Net loss	$(56,130)	(6.8)%	$(3,115)	(0.4)%
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	—	0.0%	2,192	0.3%
Net loss attributable to stockholders of Advantage Solutions Inc.	$(56,130)	(6.8)%	$(5,307)	(0.6)%

Other Financial Data
Adjusted Net Income(1)	$(16,102)	(2.0)%	$9,230	1.1%
Adjusted EBITDA from Continuing Operations(1)	$58,181	7.1%	$70,639	8.2%

(1)
Adjusted Net Income and Adjusted EBITDA from Continuing Operations are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA from Continuing Operations and reconciliations of Net income to Adjusted Net Income and Adjusted EBITDA from Continuing Operations, see “—Non-GAAP Financial Measures.”

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenues

	Three Months Ended March 31,		Change
(amounts in thousands)	2025	2024	$	%
Branded Services	$289,841	$329,054	$(39,213)	(11.9)%
Experiential Services	314,020	307,351	6,669	2.2%
Retailer Services	217,931	225,007	(7,076)	(3.1)%
Total revenues	$821,792	$861,412	$(39,620)	(4.6)%

Total revenues decreased by $39.6 million, or 4.6%, during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

The Branded Services segment revenues decreased $39.2 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease in revenues was primarily due to a weaker economic environment for our consumer package goods clients and an intentional client resignation during fiscal year 2024.

The Experiential Services segment revenues increased $6.7 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The increase in revenues was primarily due to an increase in our events per day volume.

The Retailer Services segment revenues decreased $7.1 million during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease in revenues was primarily due to staffing challenges, partially offset by improved pricing strategies.

Cost of Revenues

Cost of revenues as a percentage of revenues for the three months ended March 31, 2025 was 87.9%, as compared to 87.3% for the three months ended March 31, 2024. The increase as a percentage of revenues was largely attributable to higher IT-related expenses, partially offset by lower compensation expense.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses as a percentage of revenues for the three months ended March 31, 2025 was 7.9%, compared to 10.3% for the three months ended March 31, 2024. The decrease as a percentage of revenues was primarily due to a $22.8 million decrease in costs associated with our internal reorganization activities.

Depreciation and Amortization Expense

Depreciation and amortization expense was $50.4 million for the three months ended March 31, 2025 compared to $49.7 million for the three months ended March 31, 2024. The increase was due to a $1.9 million increase in depreciation expense as a result of an increase in property and equipment, partially offset by a $1.4 million decrease in amortization expense as a result of intangible asset impairment charges incurred during fiscal year 2024.

Operating (Loss) Income from Continuing Operations

	Three Months Ended March 31,		Change
(amounts in thousands)	2025	2024	$	%
Branded Services	$(15,322)	$(22,118)	$6,796	(30.7)%
Experiential Services	(3,504)	(3,642)	138	(3.8)%
Retailer Services	4,205	(4,190)	8,395	(200.4)%
Total operating loss from continuing operations	$(14,621)	$(29,950)	$15,329	(51.2)%

In the Branded Services segment, the decrease in operating loss during the three months ended March 31, 2025 was primarily due to a decrease in costs associated with our internal reorganization activities, partially offset by the decrease in revenues described above.

In the Experiential Services segment, operating loss during the three months ended March 31, 2025 was relatively unchanged. During the three months ended March 31, 2025, revenue increased as described above, however this increase was largely offset by increased labor costs.

In the Retailer Services segment, operating loss improved $8.4 million to operating income for the three months ended March 31, 2025. The increase in operating income was primarily due to a decrease in costs associated with our internal reorganization activities, partially offset by the decrease in revenues described above.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability was an immaterial non-cash expense for the three months ended March 31, 2025 compared to $0.3 million of non-cash expense resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the three months ended March 31, 2024.

Interest Expense, net

Interest expense, net decreased by $1.4 million, or 3.9%, to $34.4 million for the three months ended March 31, 2025, from $35.8 million for the three months ended March 31, 2024. The decrease in interest expense was primarily due to lower debt balance as a result of repurchases of Term Loan Facility and Notes as further described in “Liquidity and Capital Resources—Description of Credit Facilities—Senior Secured Notes,” partially offset by a $0.9 million decrease in gains from the repurchases of Notes and a $5.8 million increase for fair value adjustments for our derivative financial instruments.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $7.1 million for the three months ended March 31, 2025 as compared to $15.9 million of benefit from income taxes for the three months ended March 31, 2024. The fluctuation in the income tax provision was primarily attributable to a decrease in the pretax loss during the three months ended March 31, 2025 in comparison to the pretax loss incurred during the three months ended March 31, 2024. Further, an additional valuation allowance was established on interest expense limitation carryforward for the three months ended March 31, 2025.

Net Loss from Continuing Operations

Net loss from continuing operations was $56.1 million for the three months ended March 31, 2025, compared to net loss from continuing operations of $50.1 million for the three months ended March 31, 2024. The increase in net loss from continuing operations was primarily driven by the decrease in revenues noted above, partially offset by the decrease in expense associated with our internal reorganization activities.

Adjusted Net Income

The decrease in Adjusted Net Income for the three months ended March 31, 2025 was primarily attributable to a decrease in revenues, partially offset by a decrease in selling, general and administrative expenses. For a reconciliation of Adjusted Net Income to Net income, see “ —Non-GAAP Financial Measures.”

Adjusted EBITDA from Continuing Operations and Adjusted EBITDA by Segment

	Three Months Ended March 31,		Change
(amounts in thousands)	2025	2024	$	%
Branded Services	$27,945	$34,334	$(6,389)	(18.6)%
Experiential Services	12,069	16,692	(4,623)	(27.7)%
Retailer Services	18,167	19,613	(1,446)	(7.4)%
Total Adjusted EBITDA from Continuing Operations	$58,181	$70,639	$(12,458)	(17.6)%

Adjusted EBITDA from Continuing Operations was $58.2 million for the three months ended March 31, 2025, compared to $70.6 million for the three months ended March 31, 2024. The decrease in Adjusted EBITDA was primarily attributable to a decrease in the Branded Services segment, which was driven by the decrease in revenues as described above partially offset by a decrease in costs associated with our internal reorganization activities. In the Experiential Services segment, the decrease in Adjusted EBITDA was primarily driven by an increase in labor costs, partially offset by the increase in revenues as described above. In the Retailer Services segment, the decrease in Adjusted EBITDA was primarily attributable to the decrease in revenues described above, partially offset by a decrease in costs associated with our internal reorganization activities. For a reconciliation of Adjusted EBITDA from Continuing Operations to Net income, see “—Non-GAAP Financial Measures.”

Non-GAAP Financial Measures

Adjusted Net Income is a non-GAAP financial measure. Adjusted Net Income means net (loss) income before (i) net income attributable to noncontrolling interest, (ii) impairment of goodwill and indefinite-lived assets, (iii) gain on deconsolidation of subsidiaries, (iv) equity-based compensation of Karman Topco L.P., (v) changes in fair value of warrant liability, (vi) fair value adjustments of contingent consideration related to acquisitions, (vii) acquisition and divestiture related expenses, (viii) restructuring expenses, (ix) reorganization expenses, (x) litigation expenses, (xi) amortization of intangible assets, (xii) gain on repurchases of Term Loan Facility and Notes debt, (xiii) costs associated with (recovery from) the Take 5 Matter, (xiv) other adjustments that management believes are helpful in evaluating our operating performance, and (xv) related tax adjustments.

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

Adjusted Net Income

A reconciliation of Adjusted Net Income to Net loss is provided in the following table:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net loss from continuing operations	$(56,130)	$(50,133)
Add:
Equity-based compensation of Karman Topco L.P. (a)	(1,524)	390
Change in fair value of warrant liabilities	10	287
Fair value adjustments related to contingent consideration related to acquisitions (b)	—	778
Acquisition and divestiture related expenses (c)	423	440
Restructuring expenses (d)	931	—
Reorganization expenses (e)	12,240	35,052
Litigation expenses (f)	523	284
Amortization of intangible assets (g)	42,915	44,277
Gain on repurchases of Term Loan Facility and Senior Secured Notes (h)	(1,624)	(2,669)
Costs associated with the Take 5 Matter (i)	308	240
Tax adjustments related to non-GAAP adjustments (j)	(14,174)	(19,716)
Adjusted Net Income	$(16,102)	$9,230

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
(d)

Restructuring charges including programs designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes. Restructuring expenses include costs associated with the Voluntary Early Retirement Program and employee termination benefits associated with a reduction-in-force and other optimization initiatives.

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
(h)

Represents a gain associated with the repurchases of Term Loan Facility and Notes, net of deferred financing fees related to repricing of Term Loan Facility. For additional information, refer to Note 4—Debt to our unaudited condensed financial statements for the three months ended March 31, 2025 and 2024.

(i)	Represents costs associated with collection and remediation activities related to the Take 5 Matter, primarily professional fees and other related costs.
(j)

Represents the tax provision or benefit associated with the adjustments above, taking into account the Company’s applicable tax rates, after excluding adjustments related to items that do not have a related tax impact

Adjusted EBITDA

Adjusted EBITDA from Continuing Operations, Adjusted EBITDA from Discontinued Operations and Adjusted EBITDA by Segment are supplemental non-GAAP financial measures of our operating performance. Adjusted EBITDA from Continuing Operations and Adjusted EBITDA from Discontinued Operations mean net (loss) income before (i) interest expense (net), (ii) provision for (benefit from) income taxes, (iii) depreciation, (iv) amortization of intangible assets, (v) impairment of goodwill, (vi) changes in fair value of warrant liability, (vii) stock-based compensation expense, (viii) equity-based compensation of Karman Topco L.P., (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition and divestiture related expenses, (xi) (gain) loss on divestitures, (xii) restructuring expenses, (xiii) reorganization expenses, (xiv) litigation expenses (recovery), (xv) costs associated with (recovery from) the Take 5 Matter, (xvi) EBITDA for economic interests in investments and (xvii) other adjustments that management believes are helpful in evaluating our operating performance.

Adjusted EBITDA by Segment means, with respect to each segment, operating income (loss) from continuing operations before (i) depreciation, (ii) amortization of intangible assets, (iii) impairment of goodwill, (iv) stock-based compensation expense, (v) equity-based compensation of Karman Topco L.P., (vi) fair value adjustments of contingent consideration related to acquisitions, (vii) acquisition and divestiture related expenses, (viii) restructuring expenses, (ix) reorganization expenses, (x) litigation expenses (recovery), (xi) costs associated with (recovery from) the Take 5 Matter, (xii) EBITDA for economic interests in investments and (xiii) other adjustments that management believes are helpful in evaluating our operating performance, in each case, attributable to such segment.

Unallocated shared costs associated with discontinued operations from certain shared administrative functions, through the close of the discontinued operations; excluded from income from discontinued operations as they are not a direct cost of the discontinued business but a result of indirect allocations, including but not limited to, information technology, human resources, finance and accounting, supply chain, and commercial operations. Subsequent to the close of the divestitures, amounts attributable to unallocated shared costs would be mitigated through income from transition services agreements, subsequent strategic or restructuring initiatives, elimination of extraneous costs, or re-allocations or absorption of existing continuing operations. See Note 2 – Discontinued Operations in Notes to the Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report for further details.

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

Reconciliations of Adjusted EBITDA from Continuing Operations to Net loss from continuing operations is provided in the following table:

Continuing Operations	Three Months Ended March 31,
(in thousands)	2025	2024
Net loss from continuing operations	$(56,130)	$(50,133)
Add:
Interest expense, net	34,360	35,761
Provision for (benefit from) income taxes from continuing operations	7,139	(15,865)
Depreciation and amortization	50,361	49,748
Changes in fair value of warrant liability	10	287
Stock-based compensation expense (a)	6,485	8,554
Equity-based compensation of Karman Topco L.P. (b)	(1,524)	390
Fair value adjustments related to contingent consideration related to acquisitions (c)	—	778
Acquisition and divestiture related expenses (d)	423	440
Restructuring expenses (e)	931	—
Reorganization expenses (f)	12,240	35,052
Litigation expenses (g)	523	284
Costs associated with the Take 5 Matter (h)	308	240
EBITDA for economic interests in investments (i)	3,055	5,103
Adjusted EBITDA from Continuing Operations	$58,181	$70,639

Reconciliation of Adjusted EBITDA from Discontinued Operations to Net income from discontinued operations is provided in the following table:

Discontinued Operations
(in thousands)	Three Months Ended March 31, 2024
Net income from discontinued operations, net of tax	$47,018
Add:
Interest expense, net	32
Provision for income taxes from discontinued operations	14,237
Depreciation and amortization	2,608
Gain on divestitures (k)	(57,016)
Stock-based compensation expense (a)	(1,334)
Fair value adjustments related to contingent consideration related to acquisitions (c)	(89)
Divestiture related expenses (d)	879
Reorganization expenses (f)	2,073
EBITDA for economic interests in investments (i)	(289)
Adjusted EBITDA from Discontinued Operations	$8,119

Financial information by segment, including a reconciliation of Adjusted EBITDA by Segment to operating (loss) income, the closest GAAP financial measure, is provided in the following table:

Branded Services segment	Three Months Ended March 31,
(in thousands)	2025	2024
Operating loss	$(15,322)	$(22,118)
Add:
Depreciation and amortization	31,462	31,987
Stock-based compensation expense (a)	2,172	3,926
Equity-based compensation of Karman Topco L.P. (b)	(95)	497
Fair value adjustments related to contingent consideration related to acquisitions (c)	—	778
Acquisition and divestiture related expenses (d)	378	74
Restructuring expenses (e)	358	—
Reorganization expenses (f)	5,455	13,656
Litigation expenses (g)	174	191
Costs associated with the Take 5 Matter (h)	308	240
EBITDA for economic interests in investments (i)	3,055	5,103
Branded Services segment Adjusted EBITDA	$27,945	$34,334

Experiential Services segment	Three Months Ended March 31,
(in thousands)	2025	2024
Operating loss	$(3,504)	$(3,642)
Add:
Depreciation and amortization	10,537	9,920
Stock-based compensation expense (a)	1,792	1,928
Equity-based compensation of Karman Topco L.P. (b)	(729)	(45)
Acquisition and divestiture related expenses (d)	7	106
Restructuring expenses (e)	186	—
Reorganization expenses (f)	3,581	8,252
Litigation expenses (g)	199	173
Experiential Services segment Adjusted EBITDA	$12,069	$16,692

Retailer Services segment	Three Months Ended March 31,
(in thousands)	2025	2024
Operating income (loss)	$4,205	$(4,190)
Add:
Depreciation and amortization	8,362	7,841
Stock-based compensation expense (a)	2,521	2,700
Equity-based compensation of Karman Topco L.P. (b)	(700)	(62)
Acquisition and divestiture related expenses (d)	38	260
Restructuring expenses (e)	387	—
Reorganization expenses (f)	3,204	13,144
Litigation expenses (recovery) (g)	150	(80)
Retailer Services segment Adjusted EBITDA	$18,167	$19,613

(a)

Represents non-cash compensation expense related to performance stock units, restricted stock units, and stock options under the 2020 Advantage Solutions Incentive Award Plan and the Advantage Solutions 2020 Employee Stock Purchase Plan.

(b)	Represents expenses related to equity-based compensation expense associated with grants of Common Series D Units of Karman Topco L.P. made to one of the sponsors of the Company.
(c)	Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions, for the applicable periods.
(d)	Represents fees and costs associated with activities related to our acquisitions, divestitures, and related activities, including professional fees, due diligence, and integration activities.
(e)

Restructuring charges including programs designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes. Restructuring expenses include costs associated with the Voluntary Early Retirement Program and employee termination benefits associated with a reduction-in-force and other optimization initiatives.

(f)	Represents fees and costs associated with various internal reorganization activities, including professional fees, lease exit costs, severance, and nonrecurring compensation costs.
(g)	Represents legal settlements, reserves, and expenses that are unusual or infrequent costs associated with our operating activities.
(h)	Represents costs associated with collection and remediation activities related to the Take 5 Matter, primarily professional fees and other related costs.
(i)

Represents additions to reflect our proportional share of Adjusted EBITDA related to our equity method investments and reductions to remove the Adjusted EBITDA related to the minority ownership percentage of the entities that we fully consolidate in our financial statements.

Liquidity and Capital Resources

Our principal sources of liquidity are cash receipts for services performed, borrowings under the Revolving Credit Facility, and other debt. Our principal uses of cash are operating expenses, working capital requirements, interest on debt and repayment of debt. Principal uses of cash used in investing activities includes our enterprise resource planning initiative, which includes upgrading our information system platform.

Cash Flows

A summary of our cash operating, investing and financing activities from continuing operations are shown in the following table:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(39,627)	$(9,376)
Net cash (used in) provided by investing activities	(18,432)	69,456
Net cash used in financing activities	(22,139)	(66,882)
Net effect of foreign currency changes on cash, cash equivalents and restricted cash	(3,685)	(2,136)
Net change in cash, cash equivalents and restricted cash	$(83,883)	$(8,938)

Net Cash Used in Operating Activities

Net cash used in operating activities from continuing operations during the three months ended March 31, 2025 consisted of net loss of $56.1 million adjusted for certain non-cash items, including gain on repurchases of Notes, net of cost of extinguishments, of $1.6 million, depreciation and amortization of $50.4 million, stock-based compensation of $6.5 million and effects of changes in working capital. Net cash used in operating activities from continuing operations during the three months ended March 31, 2024 consisted of net loss of $50.1 million adjusted for certain non-cash items, including depreciation and amortization of $49.8 million, stock-based compensation of $8.6 million and effects of changes in working capital. The change in net cash used in operating activities from continuing operations during the three months ended March 31, 2025 relative to the same period in 2024 was primarily due to an increase in accounts receivable during the three months ended March 31, 2025 as compared to a decrease in accounts receivable during the three months ended March 31, 2024.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities from continuing operations during the three months ended March 31, 2025 primarily consisted of the purchase of property and equipment of $15.1 million, primarily related to our enterprise resource planning initiative, which includes upgrading our information system platform, and the purchase of investments in unconsolidated affiliates of $3.3 million. Net cash provided by investing activities during the three months ended March 31, 2024 primarily consisted of the purchase of property and equipment of $15.4 million and proceeds from divestitures of $87.4 million.

Net Cash Used in Financing Activities

Cash flows used in financing activities from continuing operations during the three months ended March 31, 2025 were primarily related to repurchases of Notes of $18.2 million, repayment of principal on our Term Loan Facility of $3.3 million, payments for taxes related to net share settlement of $0.7 million, payments for taxes related to share settlement under the 2020 Incentive Award Plan and payments related to the share repurchase program of $0.9 million.

Cash flows used in financing activities during the three months ended March 31, 2024 were primarily related to repurchases of the Term Loan Facility of $47.9 million, repayment of principal on our Term Loan Facility of $3.3 million, payments of contingent consideration and holdback payments of $1.9 million, payments for taxes related to net share settlement of $3.3 million, partially offset by $1.2 million related to proceeds from the issuance of Class A common stock.

Description of Credit Facilities

Senior Secured Credit Facilities

Advantage Sales & Marketing Inc. (the “Borrower”), our indirect wholly-owned subsidiary, has (i) a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $500.0 million, subject to borrowing base capacity (as may be amended from time to time, the “Revolving Credit Facility”) and (ii) a secured first lien term loan credit facility in an aggregate principal amount of $1.1 billion (as may be amended from time to time, the “Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”).

Revolving Credit Facility

Our Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $500.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under our Revolving Credit Facility then in effect. Loans under the Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. Bank of America, N.A., is administrative agent and ABL Collateral Agent. The Revolving Credit Facility is scheduled to mature in December 2027. We may use borrowings under the Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments. As of March 31, 2025, we had unused capacity under our Revolving Credit Facility available to us of $451.0 million, subject to borrowing base limitations (without giving effect to approximately $51.6 million of outstanding letters of credit and the borrowing base limitations for additional borrowings).

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

Term Loan Facility

The Term Loan Facility is a term loan facility denominated in U.S. dollars in an aggregate principal amount of $1.1 billion as of March 31, 2025. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the original issued amount of $1.3 billion principal amount. Borrowings will bear interest at a floating rate of Term SOFR plus an applicable margin of 4.25% per annum, subject to additional spread adjustment on SOFR ranging from 0.11% to 0.26%.

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

The Issuer may voluntarily prepay loans or reduce commitments under the Notes, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. The Company voluntarily repurchased an aggregate of $20.0 million principal amount of the Notes during the three months ended March 31, 2025. The Company recognized a gain on the repurchase of the Notes of $1.8 million for the three months ended March 31, 2025, as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

Future Cash Requirement

There were no material changes to our contractual future cash requirements from those disclosed in our 2024 Annual Report.

Cash and Cash Equivalents Held Outside the United States

As of March 31, 2025 and December 31, 2024, $67.5 million and $65.0 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries. As of March 31, 2025, and December 31, 2024, $25.2 million and $18.5 million, respectively, of our cash and cash equivalents were held by foreign branches.

We assessed our determination as to our indefinite reinvestment intent for certain of our foreign subsidiaries and recorded a deferred tax liability of approximately $0.6 million of withholding tax as of March 31, 2025 for unremitted earnings in Canada with respect to which we do not have an indefinite reinvestment assertion. We will continue to evaluate our cash needs, however we currently do not intend, nor do we foresee a need, to repatriate funds from the foreign subsidiaries except for Canada. We have continued to assert indefinite reinvestment on all other earnings as it is necessary for continuing operations and to grow the business. If at a point in the future our assertion changes, we will evaluate tax-efficient means to repatriate the income. In addition, we expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. If we should require more capital in the United States than is generated by our domestic operations, for example, to fund significant discretionary activities such as business acquisitions or to settle debt, we could elect to repatriate future earnings from foreign jurisdictions. These alternatives could result in higher income tax expense or increased interest expense. We consider the majority of the undistributed earnings of our foreign subsidiaries, as of March 31, 2025, to be indefinitely reinvested and, accordingly, no provision has been made for taxes in excess of the $0.6 million noted above.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are included in our 2024 Annual Report and did not materially change during the three months ended March 31, 2025.

Recently Issued Accounting Pronouncements

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to expand their existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for our annual report for fiscal year 2025. The new standard is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2023-09 on the consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for us beginning in fiscal year 2026 and interim periods within fiscal year 2027, with early adoption permitted. The new standard is expected to be applied prospectively, but retrospective application is permitted. We are currently evaluating the impact of ASU 2024-03 on the consolidated financial statements and related disclosures.

Other new accounting pronouncements recently issued or newly effective were not applicable to us, did not have a material impact on our condensed consolidated financial statements or are not expected to have a material impact on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our exposure to foreign currency exchange rate fluctuations is primarily the result of foreign subsidiaries and foreign branches primarily domiciled in Canada. We use financial derivative instruments to hedge foreign currency exchange rate risks associated with our Canadian operations.

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated loss before taxes would have decreased by approximately $0.8 million for the three months ended March 31, 2025.

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

We had interest rate collar contracts with an aggregate notional value of principal of $700.0 million as of March 31, 2025, from various financial institutions to manage our exposure to interest rate movements on variable rate credit facilities. The interest rate collar contracts will mature on April 5, 2026, 2027 and 2028. In July 2024, we entered into two interest rate collar contracts with a notional value of principal of $200.0 million each. The interest rate collar contracts are effective December 16, 2024 and will mature on April 5, 2027 and 2028. The aggregate fair value of our interest rate caps and collars represented an outstanding net liability of $0.8 million as of March 31, 2025.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the Term Loan Facility and Revolving Credit Facility would have resulted in an increase of $0.3 million in interest expense, net of gains from interest rate caps and collars, for the three months ended March 31, 2025.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

We are in the process of implementing a new global enterprise resource planning (“ERP”) system, which is expected to occur in phases throughout fiscal year 2025. During the three months ended March 31, 2025, we deployed the new ERP for our North America operations. As part of the implementation, we completed significant pre-implementation testing and post-implementation testing and monitoring. Furthermore, in conjunction with the ERP implementation, we modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new ERP system. While we believe that this new system will enhance its internal control over financial reporting, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our control design and effectiveness throughout 2025.

These were the changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the 2024 Annual Report, the current effects of which are discussed in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business.

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

During the three months ended March 31, 2025, we executed open market purchases of $0.9 million of our Class A common stock under the 2021 Share Repurchase Program. As of March 31, 2025, there remained $46.2 million of share repurchase availability under the 2021 Share Repurchase Program.

The following tables sets forth repurchases of our Class A common stock during the three months ended March 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
January 1, 2025 to January 31, 2025	—	—	—	$47,023
February 1, 2025 to February 28, 2025	—	—	—	$47,023
March 1, 2025 to March 31, 2025	494,442	$1.76	12,894,517	$46,154

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

The following exhibits are filed with this Report:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.1#	Separation Agreement and General Release, effective as of March 6, 2025, by and between Advantage Solutions Inc. and Jack Pestello.	8-K	001-38990	10.1	March 7, 2025

10.2	Employment offer letter agreement, dated February 26, 2025, by and between Advantage Solutions Inc. and Dean General.	8-K	001-38990	10.2	March 7, 2025

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Filed herewith.

** Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

# Indicates management contract or compensatory plan or arrangement.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE SOLUTIONS INC.

By:	/s/ David Peacock
David Peacock
Chief Executive Officer (Principal Executive Officer)
Date:	May 12, 2025

By:	/s/ Christopher Growe
Christopher Growe
Chief Financial Officer (Principal Financial Officer)
Date:	May 12, 2025