Form 10-Q
period 2025-06-30
Advantage Solutions Inc.
filed 2025-08-07
CIK 1776661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 5, 2025, the registrant had 325,946,871 shares of Class A common stock outstanding.

Advantage Solutions Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$102,869	$205,233
Restricted cash	17,334	15,518
Accounts receivable, net of allowance for expected credit losses of $17,372 and $13,047, respectively	673,258	603,069
Prepaid expenses and other current assets	133,248	86,918
Total current assets	926,709	910,738
Property and equipment, net	97,288	97,763
Goodwill	477,021	477,021
Other intangible assets, net	1,246,834	1,332,578
Investments in unconsolidated affiliates	243,086	226,510
Other assets	37,852	61,907
Total assets	$3,028,790	$3,106,517
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$13,250	$13,250
Accounts payable	176,797	158,485
Accrued compensation and benefits	125,919	129,486
Other accrued expenses	126,013	134,677
Deferred revenues	31,379	24,164
Total current liabilities	473,358	460,062
Long-term debt, net of current portion	1,663,700	1,686,690
Deferred income tax liabilities	145,593	146,889
Other long-term liabilities	62,565	64,141
Total liabilities	2,345,216	2,357,782
Commitments and contingencies (Note 9)
Equity attributable to stockholders of Advantage Solutions Inc.
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 325,164,802 and 320,773,096 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	33	32
Additional paid in capital	3,474,653	3,466,221
Accumulated deficit	(2,728,182)	(2,641,612)
Loans to Karman Topco L.P.	(7,351)	(7,029)
Accumulated other comprehensive loss	(1,694)	(15,861)
Treasury stock, at cost; 12,894,517 and 12,400,075 shares as of June 30, 2025 and December 31, 2024, respectively	(53,885)	(53,016)
Total stockholders' equity	683,574	748,735
Total liabilities and stockholders' equity	$3,028,790	$3,106,517

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Revenues	$873,707	$873,357	$1,695,499	$1,734,769
Cost of revenues (exclusive of depreciation and amortization shown separately below)	746,932	751,337	1,469,686	1,503,181
Selling, general, and administrative expenses	68,657	62,858	133,522	151,939
Impairment of goodwill and indefinite-lived asset	—	99,670	—	99,670
Depreciation and amortization	50,698	51,317	101,059	101,065
(Income) loss from equity method investments	(2,591)	(566)	(4,158)	123
Total operating expenses	863,696	964,616	1,700,109	1,855,978
Operating income (loss) from continuing operations	10,011	(91,259)	(4,610)	(121,209)
Other expenses:
Change in fair value of warrant liabilities	16	(686)	26	(399)
Interest expense, net	35,814	39,754	70,174	75,515
Total other expenses, net	35,830	39,068	70,200	75,116
Loss from continuing operations before provision for (benefit from) income taxes	(25,819)	(130,327)	(74,810)	(196,325)
Provision for (benefit from) income taxes from continuing operations	4,621	(17,311)	11,760	(33,176)
Net loss from continuing operations	(30,440)	(113,016)	(86,570)	(163,149)
Net income from discontinued operations, net of tax	—	12,181	—	59,199
Net loss	$(30,440)	$(100,835)	$(86,570)	$(103,950)
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	—	—	—	2,192
Net loss attributable to stockholders of Advantage Solutions Inc.	$(30,440)	$(100,835)	$(86,570)	$(106,142)

Net loss per common share:
Basic loss per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(0.09)	$(0.35)	$(0.27)	$(0.51)
Basic earnings per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$0.04	$—	$0.18

Diluted net loss per share:
Diluted loss per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(0.09)	$(0.35)	$(0.27)	$(0.51)
Diluted earnings per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$0.04	$—	$0.18
Weighted-average number of common shares:
Basic	324,314,678	322,791,242	323,006,328	322,124,698
Diluted	324,314,678	322,791,242	323,006,328	322,124,698

Comprehensive Income (Loss):
Net loss	$(30,440)	$(100,835)	$(86,570)	$(106,142)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,365	(2,340)	14,167	(5,057)
Total comprehensive loss attributable to stockholders of Advantage Solutions Inc.	$(17,075)	$(103,175)	$(72,403)	$(111,199)

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Accumulated
					Additional			Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Loss	Equity
Balance at April 1, 2025	323,265,272	$32	12,894,517	$(53,885)	$3,469,419	$(2,697,742)	$(7,190)	$(15,059)	$695,575
Comprehensive loss
Net loss	—	—	—	—	—	(30,440)	—	—	(30,440)
Foreign currency translation adjustments	—	—	—	—	—	—	—	13,365	13,365
Total comprehensive loss	—	—	—	—	—	—	—	—	(17,075)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(161)	—	(161)
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(1,228)	—	—	—	(1,228)
Shares issued under 2020 Incentive Award Plan	1,899,530	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	6,462	—	—	—	6,462
Balance at June 30, 2025	325,164,802	$33	12,894,517	$(53,885)	$3,474,653	$(2,728,182)	$(7,351)	$(1,694)	$683,574

								Accumulated	Advantage
					Additional			Other	Solutions Inc.		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Loss	Equity	Interest	Equity
Balance at April 1, 2024	323,894,143	$32	6,600,075	$(30,638)	$3,447,038	$(2,319,957)	$(6,536)	$(6,662)	$1,083,277	$906	$1,084,183
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(100,835)	—	—	(100,835)	—	(100,835)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(2,340)	(2,340)	74	(2,266)
Total comprehensive loss	—	—	—	—	—	—	—	—	(103,175)	74	(103,101)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(171)	—	(171)	—	(171)
Purchase of treasury stock	(2,275,095)	—	2,275,095	(9,086)	—	—	—	—	(9,086)	—	(9,086)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(872)	—	—	—	(872)	—	(872)
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(1,425)	—	—	—	(1,425)	—	(1,425)
Shares issued under 2020 Incentive Award Plan	1,401,548	—	—	—	—	—	—	—	—	—	—
Sale of a business	—	—	—	—	—	—	—	(2,431)	(2,431)	(980)	(3,411)
Stock-based compensation expense	—	—	—	—	7,617	—	—	—	7,617	—	7,617
Balance at June 30, 2024	323,020,596	$32	8,875,170	$(39,724)	$3,452,358	$(2,420,792)	$(6,707)	$(11,433)	$973,734	$—	$973,734

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Accumulated
					Additional			Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity
Balance at January 1, 2025	320,773,096	$32	12,400,075	$(53,016)	$3,466,221	$(2,641,612)	$(7,029)	$(15,861)	$748,735
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(86,570)	—	—	(86,570)
Foreign currency translation adjustments	—	—	—	—	—	—	—	14,167	14,167
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(72,403)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(322)	—	(322)
Purchase of treasury stock	(494,442)	—	494,442	(869)	—	—	—	—	(869)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(1,524)	—	—	—	(1,524)
Shares issued under 2020 Employee Stock Purchase Plan	377,989	—	—	—	993	—	—	—	993
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(3,624)	—	—	—	(3,624)
Shares issued under 2020 Incentive Award Plan	4,508,159	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	12,587	—	—	—	12,587
Balance at June 30, 2025	325,164,802	$33	12,894,517	$(53,885)	$3,474,653	$(2,728,182)	$(7,351)	$(1,694)	$683,574

								Accumulated	Advantage
					Additional			Other	Solutions Inc.		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interest	Equity
Balance at January 1, 2024	322,235,261	$32	3,600,075	$(18,949)	$3,449,261	$(2,314,650)	$(6,387)	$(3,945)	$1,105,362	$(1,285)	$1,104,077
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(106,142)	—	—	(106,142)	2,192	(103,950)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(5,057)	(5,057)	73	(4,984)
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(111,199)	2,265	(108,934)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(320)	—	(320)	—	(320)
Purchase of treasury stock	(5,275,095)	—	5,275,095	(20,775)	—	—	—	—	(20,775)	—	(20,775)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(480)	—	—	—	(480)	—	(480)
Shares issued under 2020 Employee Stock Purchase Plan	581,954	—	—	—	1,167	—	—	—	1,167	—	1,167
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(11,113)	—	—	—	(11,113)	—	(11,113)
Shares issued under 2020 Incentive Award Plan	5,478,476	—	—	—	—	—	—	—	—	—	—
Sale of a business	—	—	—	—	—	—	—	(2,431)	(2,431)	(980)	(3,411)
Stock-based compensation expense	—	—	—	—	13,523	—	—	—	13,523	—	13,523
Balance at June 30, 2024	323,020,596	$32	8,875,170	$(39,724)	$3,452,358	$(2,420,792)	$(6,707)	$(11,433)	$973,734	$—	$973,734

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(86,570)	$(163,149)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash interest income	(3,298)	(5,427)
Deferred financing fees related to repricing of long-term debt	—	1,079
Amortization of deferred financing fees	3,502	3,470
Impairment of goodwill	—	99,670
Depreciation and amortization	101,059	101,065
Change in fair value of warrant liability	27	(399)
Fair value adjustments related to contingent consideration	—	1,678
Deferred income taxes	(1,439)	(29,546)
Equity-based compensation of Karman Topco L.P.	(1,524)	(480)
Stock-based compensation	13,069	16,082
Income from equity method investments	(4,158)	(123)
Distribution received from equity method investments	—	3,289
Gain on repurchases of Senior Secured Notes and Term Loan Facility debt	(1,624)	(5,103)
Changes in operating assets and liabilities, net of effects from divestitures:
Accounts receivable, net	(66,433)	9,268
Prepaid expenses and other assets	(17,207)	26,233
Accounts payable	19,185	32,834
Accrued compensation and benefits	(2,548)	(21,602)
Deferred revenues	7,420	2,449
Other accrued expenses and other liabilities	(7,189)	(27,233)
Net cash (used in) provided by operating activities	(47,728)	44,055
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments in unconsolidated affiliates	(3,458)	(10,932)
Purchase of property and equipment	(17,219)	(25,029)
Proceeds from divestitures, net of cash	—	146,828
Net cash (used in) provided by investing activities	(20,677)	110,867
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	80,000	—
Payments on lines of credit	(80,000)	—
Principal payments on long-term debt	(6,625)	(6,637)
Repurchases of Senior Secured Notes and Term Loan Facility debt	(18,243)	(71,749)
Debt issuance costs	—	(971)
Proceeds from issuance of common stock	993	1,167
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	(3,624)	(11,113)
Contingent consideration payments	—	(4,455)
Purchase of treasury stock	(869)	(20,775)
Net cash used in financing activities	(28,368)	(114,533)
Net effect of foreign currency changes on cash, cash equivalents and restricted cash	(3,775)	(2,579)
Net change in cash, cash equivalents and restricted cash	(100,548)	37,810
Cash, cash equivalents and restricted cash, beginning of period	220,751	131,560
Cash, cash equivalents and restricted cash, end of period	$120,203	$169,370
SUPPLEMENTAL CASH FLOW INFORMATION
Purchases of property and equipment recorded in accounts payable and accrued expenses	$4,841	$10,660

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements do not include all of the information required by accounting principles generally accepted in the United States (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2024 was derived from the audited Consolidated Balance Sheet at that date and does not include all the disclosures required by GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair statement of the results as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been reflected in the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024 and the related footnotes thereto. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

As of January 1, 2024, the Company reorganized its portfolio of businesses into a new, simplified structure that more closely aligns its business capabilities with economic buyers. The Company's revised operating and reportable segments consist of Branded Services, Experiential Services, and Retailer Services. As a result of this reorganization, the Company identified non-core businesses for disposition (“Divestiture Plan”). In the first quarter of fiscal year 2024, the Company determined its Divestiture Plan met the criteria for discontinued operations as it represented a strategic shift that had a major effect on the Company’s operations and financial results. As such, the results of businesses meeting the criteria to be classified as held for sale or disposed of in accordance with the Company’s Divestiture Plan were reclassified to discontinued operations. Refer to Note 2—Discontinued Operations for additional information on the Company’s discontinued operations.

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

Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Branded Services
Brokerage services	$89,561	$122,973	$179,593	$249,995
Branded merchandising services	116,705	108,625	231,450	213,772
Omni-commerce marketing services	88,955	90,742	174,019	187,627
Total Branded Services revenue	$295,221	$322,340	$585,062	$651,394
Experiential Services
Experiential services	$347,706	$319,508	$661,726	$626,859
Total Experiential Services revenue	$347,706	$319,508	$661,726	$626,859
Retailer Services
Retail merchandising services	$182,284	$183,128	$353,354	$354,715
Advisory services	30,675	32,064	64,270	70,776
Agency services	17,821	16,317	31,087	31,025
Total Retailer Services revenue	$230,780	$231,509	$448,711	$456,516
Total revenues	$873,707	$873,357	$1,695,499	$1,734,769

Contract liabilities represent deferred revenues, which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation and are included in Deferred revenues in the Condensed Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the three and six months ended June 30, 2025 that were included in Deferred revenues as of December 31, 2024 were $5.1 million and $15.8 million, respectively. Revenues recognized during the three and six months ended June 30, 2024 included in Deferred revenues as of December 31, 2023 were $3.5 million and $16.8 million, respectively.

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

2. Discontinued Operations

2024 Divestitures

As discussed in Note 1 - Organization and Significant Accounting Policies, as a result of a reorganization effectuated on January 1, 2024, the Company initiated a Divestiture Plan of certain non-core businesses for disposition. On January 31, 2024, and as part of this plan, the Company sold a collection of foodservice businesses. As part of the sale, the foodservice businesses were combined with an entity owned by the buyer, with the Company receiving approximately $91.0 million, subject to working capital adjustments and an ongoing 7.5% interest in the combined business. The ongoing ownership interest represents a continuing involvement which the Company has determined represents an equity method investment. Upon the close of the transaction, the retained 7.5% interest was recognized at fair value of $8.4 million, valued using unobservable inputs (i.e., Level 3 inputs), primarily discounted cash flows.

The investment is reported in “Investments in unconsolidated affiliates” on the Condensed Consolidated Balance Sheets and equity income (loss) reported in “(Income) loss from equity method investments” on the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024. Transactions between the Company and the combined foodservice entity are considered to be related-party transactions subsequent to the divesture.

During the three months ended June 30, 2024, the Company sold two agencies in the Branded Services segment, one agency in the Experiential Services segment and one agency in the Retailer Services segment for $65.2 million including estimated working capital adjustments. As a result, the Company recorded a gain from these divestitures of $13.2 million and $70.2 million, respectively, as a component of “Net income (loss) from discontinued operations, net of tax” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Proceeds from the sales were classified as cash provided by investing activities from continuing operations in the Condensed Consolidated Statements of Cash Flows.

Also in accordance with the Divestiture Plan, as of June 30, 2024, certain assets and liabilities of the Jun Group business were classified as held for sale. On July 31, 2024, the Company completed the sale of the Jun Group business in exchange for proceeds of approximately $185.0 million less any adjustments. The Company received approximately $130.0 million in cash upon completion of the sale. As part of the purchase agreement, the buyer has agreed to remit the remaining consideration to the Company in two additional installments of $22.5 million ($27.5 million less $5.0 million estimated adjustments) and $27.5 million, 12 and 18 months, respectively, after the completion of the sale. On July 31, 2025, the Company received approximately $22.5 million in cash for the first installment. As of June 30, 2025, both the first and second installment amounts of approximately $50.0 million, in aggregate, is reflected in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets.

The following table presents the summarized statements of operations of discontinued operations.

(in thousands)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Revenues	$28,874	$73,508
Cost of revenues (exclusive of depreciation and amortization shown separately below)	20,308	55,527
Selling, general, and administrative expenses	10,042	12,578
Gain on divestitures	(13,179)	(70,195)
Depreciation and amortization	1,883	4,491
Total operating expenses	19,054	2,401
Operating income from discontinued operations	9,820	71,107
Other expenses:
Interest expense	16	48
Total other expenses	16	48
Income before income taxes from discontinued operations	9,804	71,059
Provision for income taxes from discontinued operations	(2,377)	11,860
Net income from discontinued operations, net of tax	12,181	59,199
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	—	2,192
Net income from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$12,181	$57,007

The following table provides a summary of the cash flows from discontinued operations:

(in thousands)	Six Months Ended June 30, 2024
Net cash provided by operating activities from discontinued operations	$6,368
Net cash used in investing activities from discontinued operations	(7,332)
Net cash used in financing activities from discontinued operations	(4,243)
Net effect of foreign currency changes on cash from discontinued operations	(435)
Net change in cash, cash equivalents and restricted cash from discontinued operations	$(5,642)

3. Goodwill and Intangible Assets

The carrying amount of goodwill as of June 30, 2025 and December 31, 2024 was $477.0 million. Accumulated impairment losses related to goodwill were $2.3 billion of June 30, 2025 and December 31, 2024.

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

The following tables set forth information for intangible assets:

		June 30, 2025
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,256,475	$1,640,958	$—	$615,517
Trade names	10 years	88,600	66,783	—	21,817
Total finite-lived intangible assets		2,345,075	1,707,741	—	637,334
Indefinite-lived intangible assets:
Trade name		1,480,000	—	870,500	609,500
Total other intangible assets		$3,825,075	$1,707,741	$870,500	$1,246,834

		December 31, 2024
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,256,382	$1,559,551	$—	$696,831
Trade names	10 years	88,600	62,353	—	26,247
Total finite-lived intangible assets		2,344,982	1,621,904	—	723,078
Indefinite-lived intangible assets:
Trade name		1,480,000	—	870,500	609,500
Total other intangible assets		$3,824,982	$1,621,904	$870,500	$1,332,578

Amortization of intangible assets was $42.9 million and $44.2 million for the three months ended June 30, 2025 and 2024, respectively, and $85.8 million and $88.5 million for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025, estimated future amortization expense of the Company’s finite-lived intangible assets are as follows:

(in thousands)
Remainder of 2025	$85,798
2026	169,148
2027	167,518
2028	133,086
2029	76,653
Thereafter	5,131
Total amortization expense	$637,334

4. Debt

(in thousands)	June 30, 2025	December 31, 2024
Term Loan Facility due 2027	$1,099,370	$1,105,995
6.5% Senior Secured Notes due 2028	595,087	615,087
Total long-term debt	1,694,457	1,721,082
Less: current portion	13,250	13,250
Less: debt issuance costs	17,507	21,142
Long-term debt, net of current portion	$1,663,700	$1,686,690

In April 2024, the Company amended its secured first lien term loan credit facility (as amended from time to time (the “Term Loan Facility”) to reduce the applicable interest rate margin (a) from 4.50% to 4.25% for SOFR loans or (b) from 3.50% to 3.25% for base rate loans. The Term Loan Facility bears interest at a floating rate of Term SOFR plus an applicable margin of 4.25% per annum, subject to an additional spread adjustment on SOFR ranging from 0.11% to 0.26%. Interest on the 6.5% Senior Secured Notes due 2028 (the “Notes”) is payable semi-annually in arrears at a rate of 6.50% per annum.

The Company was in compliance with all of its affirmative and negative covenants under the Term Loan Facility and Notes as of June 30, 2025. In addition, the Company is required to repay the principal under the Term Loan Facility in the greater amount of its excess cash flow, as such term is defined in the agreement governing the Term Loan Facility, or $13.3 million, per annum, in quarterly payments. The Company made the minimum quarterly principal payments of $3.3 million and $6.6 million during the three and six months ended June 30, 2025 and 2024, respectively. No payments under the excess cash flow calculation were required in such periods.

The Company voluntarily repurchased an aggregate of $20.0 million principal amount of the Notes during the first quarter of 2025 and recognized a gain on the repurchase of $1.8 million. The Company did not make any voluntary repurchases during the three months ended June 30, 2025. The Company voluntarily repurchased an aggregate of $26.5 million and $77.5 million principal amount of the Notes during the three and six months ended June 30, 2024, respectively, and recognized a gain on the repurchase of $2.4 million and $5.1 million for the three and six months ended June 30, 2024, respectively. Gains on the repurchase of the Notes were recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss for all periods presented.

As of June 30, 2025, the Company had no borrowings under its senior secured asset-based revolving credit facility in an aggregate principal amount of up to $500.0 million, subject to borrowing base capacity (as may be amended from time to time, the “Revolving Credit Facility”). All borrowings under the Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the Revolving Credit Facility bear interest at a floating rate, which at the option of the Company may be either (i) a base rate or Canadian Prime Rate plus an applicable margin of 0.75%, 1.00%, or 1.25% per annum or (ii) Term SOFR or Alternative Currency Spread plus an applicable margin of 1.75%, 2.00% or 2.25% per annum. The Company is required to pay a commitment fee ranging from 0.250% to 0.375% per annum in respect of the average daily unused commitments under the Revolving Credit Facility.

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

	June 30, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Liabilities measured at fair value
Derivative financial instruments	$1,197	$—	$1,197	$—
Total liabilities measured at fair value	$1,197	$—	$1,197	$—

	December 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$796	$—	$796	$—
Total assets measured at fair value	$796	$—	$796	$—

Interest Rate Cap Agreements

The Company had interest rate collar contracts with an aggregate notional value of principal of $700.0 million as of June 30, 2025, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. The interest rate collar contracts will mature on April 5, 2026, 2027 and 2028.

As of June 30, 2025, the fair value of the Company’s outstanding interest collars of $1.2 million was included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets. As of December 31, 2024 the fair value of the Company’s outstanding interest rate caps and collars of $0.8 million was included in “Other assets” in the Condensed Consolidated Balance Sheets. Changes in fair value of the Company's outstanding interest rate caps and collars are recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the three months ended June 30, 2025 and 2024, the Company recorded a loss of $0.4 million and a gain of $1.2 million, respectively, within “Interest expense, net,” related to changes in the fair value of its derivative instruments. During the six months ended June 30, 2025 and 2024, the Company recorded a loss of $2.0 million and a gain of $5.4 million, respectively, within “Interest expense, net", related to changes in the fair value of its derivative instruments.

Long-term Debt

The following tables set forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at June 30, 2025
Term Loan Facility	$1,099,370	$1,122,812
Notes	595,087	592,932
Total long-term debt	$1,694,457	$1,715,744

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2024
Term Loan Facility	$1,105,995	$1,153,346
Notes	615,087	612,533
Total long-term debt	$1,721,082	$1,765,879

6. Related Party Transactions

An officer of the Company serves as a member of the board of directors of a client of the Company. The Company recognized $1.2 million of revenues from such client during each of the three months ended June 30, 2025 and 2024. The Company recognized $2.5 million of revenues from such client during each of the six months ended June 30, 2025 and 2024. Accounts receivable from this client were $0.7 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively.

Prior to April 1, 2025, a member of the board of directors of the Company served as an officer of a client of the Company. The Company recognized $2.3 million of revenues from such client during the three months ended June 30, 2024. The Company recognized $2.2 million and $3.9 million of revenues from such client during the six months ended June 30, 2025 and 2024, respectively. Accounts receivable from this client was $0.2 million as of December 31, 2024.

Unconsolidated Affiliates

During the three months ended June 30, 2025 and 2024, the Company recognized revenues of an immaterial amount and $4.8 million, respectively, from its investment in unconsolidated affiliates. During the six months ended June 30, 2025 and 2024, the Company recognized revenues of $2.6 million and $11.3 million, respectively, from its investment in unconsolidated affiliates. Accounts receivable from transactions with unconsolidated affiliates were $1.1 million and $0.9 million as of June 30, 2025 and December 31, 2024, respectively.

7. Income Taxes

The Company’s effective tax rate was (17.9%) and 13.3% for the three months ended June 30, 2025 and 2024, respectively. The Company’s effective tax rate was (15.7%) and 16.9% for the six months ended June 30, 2025 and 2024, respectively.

The effective tax rate for the three and six months ended June 30, 2025 differs from the statutory rate due to the additional tax expense associated with a valuation allowance on disallowed interest expense carryforwards, non-deductible stock based compensation and tax expense associated with withholding tax on earnings in Canada that the Company repatriated during the second quarter.

The effective tax rate for the three and six months ended June 30, 2024 differs from the statutory rate due to the impact of an impairment of goodwill that is non-deductible for tax purposes.

On July 4, 2025, H.R. 1 – One Big Beautiful Bill Act (“OBBB”) was signed into law, which includes significant changes to the U.S. federal tax code. The Company is currently evaluating the impact of the OBBB on the condensed consolidated financial statements and the Company's estimated annual effective tax rate for fiscal year 2025. Pursuant to Accounting Standards Codification 740: Income Taxes, the impact of enacted tax legislation should be recognized in the period of enactment and, as such, the financial statement impact of OBBB, if any, will be recognized during the three months ended September 30, 2025.

8. Segments

The Company’s reportable segments, consisting of Branded Services, Experiential Services, and Retailer Services, are the segments of the Company for which separate financial information are evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”), a position currently held by the Company's Chief Executive Officer, in deciding how to allocate resources and in assessing performance.

The CODM utilizes segment operating income to assess the performance and allocate resources to each segment. The CODM is not provided asset information by reportable segment.

Discontinued operations are not included in the applicable reportable segments. Refer to Note 2—Discontinued Operations.

The tables below summarize revenues, significant expenses and operating income by reportable segment:

	Three Months Ended June 30, 2025
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$295,221	$347,706	$230,780	$873,707
Less:
Compensation and benefits	165,714	169,687	154,572	489,973
Reimbursable expenses[1]	38,544	98,983	—	137,527
Other segment items[2]	72,533	57,493	58,063	188,089
Depreciation and amortization	31,561	10,684	8,453	50,698
Income from equity method investments	(2,591)	—	—	(2,591)
Total segment operating expenses from continuing operations	305,761	336,847	221,088	863,696

Total segment operating (loss) income from continuing operations	$(10,540)	$10,859	$9,692	$10,011

	Three Months Ended June 30, 2024
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$322,340	$319,508	$231,509	$873,357
Less:
Compensation and benefits	182,730	175,795	159,171	517,696
Reimbursable expenses[1]	38,206	84,689	—	122,895
Other segment items[2]	77,253	41,556	54,795	173,604
Impairment of goodwill and indefinite-lived asset	99,670	—	—	99,670
Depreciation and amortization	32,327	11,015	7,975	51,317
Income from equity method investments	(566)	—	—	(566)
Total segment operating expenses from continuing operations	429,620	313,055	221,941	964,616

Total segment operating (loss) income from continuing operations	$(107,280)	$6,453	$9,568	$(91,259)

	Six Months Ended June 30, 2025
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$585,062	$661,726	$448,711	$1,695,499
Less:
Compensation and benefits	326,559	325,510	299,320	951,389
Reimbursable expenses[1]	71,505	192,234	—	263,739
Other segment items[2]	153,995	115,406	118,679	388,080
Depreciation and amortization	63,023	21,221	16,815	101,059
Income from equity method investments	(4,158)	—	—	(4,158)
Total segment operating expenses from continuing operations	610,924	654,371	434,814	1,700,109

Total segment operating (loss) income from continuing operations	$(25,862)	$7,355	$13,897	$(4,610)

	Six Months Ended June 30, 2024
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$651,394	$626,859	$456,516	$1,734,769
Less:
Compensation and benefits	379,943	345,496	314,678	1,040,117
Reimbursable expenses[1]	84,835	166,486	—	251,321
Other segment items[2]	151,907	91,131	120,644	363,682
Impairment of goodwill and indefinite-lived asset	99,670	—	—	99,670
Depreciation and amortization	64,314	20,935	15,816	101,065
Loss from equity method investments	123	—	—	123
Total segment operating expenses from continuing operations	780,792	624,048	451,138	1,855,978

Total segment operating (loss) income from continuing operations	$(129,398)	$2,811	$5,378	$(121,209)

(1) Reimbursable expenses are costs incurred in the delivery of services to the Company's clients that the client has agreed to reimburse, including media, sample, retailer fees and other marketing and production costs.

(2) The “other segment items” category primarily consists of costs incurred in the execution of service obligations, including supplies, technology, and other direct expenses such as travel and indirect general and administrative expenses such as professional fees. These costs align with the segment-level information regularly provided to the CODM and represent the difference between revenue and the significant expense categories above in determining segment profitability.

9. Commitments and Contingencies

Litigation

The Company is involved in various legal matters that arise in the ordinary course of its business. Some of these legal matters purport or may be determined to be class and/or representative actions under the California Labor Code and Private Attorneys General Act, or seek substantial damages, or penalties. The Company has accrued amounts in connection with certain legal matters, including with respect to certain of the matters described below. There can be no assurance, however, that these accruals will be sufficient to cover such matters or other legal matters or that such matters or other legal matters will not materially or adversely affect the Company’s financial position, liquidity, or results of operations.

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

In the ordinary course of business, the Company is required to provide financial commitments in the form of surety bonds to third parties as a guarantee of its performance on and its compliance with certain obligations. If the Company were to fail to perform or comply with these obligations, any draws upon surety bonds issued on its behalf would then trigger the Company's payment obligation to the surety bond issuer. The Company has outstanding surety bonds issued for its benefits of $15.0 million as of June 30, 2025 and December 31, 2024.

10. Stock-Based Compensation

The Company has issued nonqualified stock options, restricted stock units (“RSUs”), and performance restricted stock units (“PSUs”) under the Advantage Solutions Inc. 2020 Incentive Award Plan, as amended and restated (the “Plan”). The Company’s restricted stock units and performance restricted stock units, as described below, are expensed based on the fair value at the grant date. The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Restricted stock-based unit awards	$4,552	$4,892	$8,198	$9,144
Other share-based awards	2,032	2,636	4,871	6,938
Total stock-based compensation before tax	6,584	7,528	13,069	16,082
Tax benefit	(1,134)	(1,335)	(2,144)	(2,609)
Total stock-based compensation expense included in net loss	$5,450	$6,193	$10,925	$13,473

Performance Restricted Stock Units

PSUs granted in fiscal year 2025 and 2024 are subject to achievement of certain performance conditions based on measurements of the Company’s Adjusted EBITDA margin and cash earnings. The Company’s average Adjusted EBITDA margin and cash earnings relative to specified targets will be measured over the fiscal years in which the award was granted and the two subsequent fiscal years thereafter, and an average annual achievement percentage will be determined. In addition, the earned PSUs are subject to further adjustment depending on the Company’s performance against a specified peer group for total stockholder return during the three-year performance period. This adjustment can either put a floor or a cap on the calculation of the final PSUs value. Subject to certain termination events, these PSUs are scheduled to cliff-vest on the third-year anniversary of the date of grant and may vest from 0% to 200% (as defined in the award agreement) of the Target number of PSUs specified in the table below.

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

Measurement Period	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Grant Date Fair Value Per Share	Maximum Remaining Unrecognized Compensation Expense	Weighted-average remaining requisite service periods
2025	472,711	3,781,687	7,563,374	$1.31	$8,017,198	2.8 years
2024	141,703	1,133,622	1,996,308	$3.38	$2,259,169	1.8 years
2023	3,656,952	3,656,952	5,485,428	$2.12	$3,111,118	0.9 years
2022	17,439	17,439	17,439	$4.29	$1,819	0.2 years

During the first quarter of fiscal year 2025, the Human Capital Committee determined the annual achievement percentage for PSUs granted in fiscal year 2024 to be 128.3%. The value of these PSU awards remain subject to additional performance requirements (i.e., the annual achievement percentages for fiscal years 2025 and 2026 and the Company’s performance against a specified peer group for total stockholder return during the three-year performance period) and service-based vesting conditions.

The following table summarizes the PSU activity for the six months ended June 30, 2025:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	6,770,840	$2.56
Granted	4,005,531	$1.30
Distributed	(1,507,006)	$2.29
Forfeited	(968,086)	$2.27
PSU performance adjustment (1)	288,421	$4.33
Outstanding at June 30, 2025 (2)	8,589,700	$2.05

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

During the six months ended June 30, 2025, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	11,817,446	$3.28
Granted	20,678,670	$1.30
Distributed	(5,200,065)	$3.36
Forfeited	(2,479,281)	$2.09
Outstanding at June 30, 2025	24,816,770	$1.72

As of June 30, 2025, the total remaining unrecognized compensation cost related to RSUs amounted to $28.2 million, which is expected to be amortized over the weighted-average remaining requisite service periods of 2.4 years.

Stock Options

During the six months ended June 30, 2025, the following activities involving stock options occurred under the Plan:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	20,433,018	$5.75
Granted	7,216,054	$1.31
Forfeited	(1,811,428)	$6.59
Cancelled/Expired	—
Outstanding at June 30, 2025	25,837,644	$4.45	6.9 years	$132
Exercisable at June 30, 2025	7,893,003	$3.27	6.3 years	$—

As of June 30, 2025, the Company had approximately $7.8 million of total unrecognized compensation expense related to stock options, net of forfeitures, which the Company expects to recognize over a weighted-average period of approximately 2.4 years. There were no options exercised during the three and six months ended June 30, 2025 and 2024.

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

The following is a reconciliation of basic and diluted net earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and earnings per share data)	2025	2024	2025	2024
Basic earnings per share computation:
Numerator:
Net loss from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(30,440)	$(113,016)	$(86,570)	$(163,149)
Net income from discontinued operations, net of tax	—	12,181	—	59,199
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	—	—	—	2,192
Net income from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$12,181	$—	$57,007
Denominator:
Weighted average common shares - basic	324,314,678	322,791,242	323,006,328	322,124,698
Basic loss per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(0.09)	$(0.35)	$(0.27)	$(0.51)
Basic earnings per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$0.04	$—	$0.18
Diluted earnings per share computation:
Numerator:
Net loss from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(30,440)	$(113,016)	$(86,570)	$(163,149)
Net income from discontinued operations, net of tax	—	12,181	—	59,199
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	—	—	—	2,192
Net income from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$12,181	$—	$57,007
Denominator:
Weighted average common shares - diluted	324,314,678	322,791,242	323,006,328	322,124,698
Diluted loss per common share from continuing operations	$(0.09)	$(0.35)	$(0.27)	$(0.51)
Diluted earnings per common share from discontinued operations	$—	$0.04	$—	$0.18

The Company had 18,578,321 warrants to purchase Class A common stock at $11.50 per share outstanding at June 30, 2025 and 2024, which have been excluded from the calculation of diluted earnings per common share, as the weighted average market price of the common stock during the three and six months ended June 30, 2025 and 2024 did not exceed the exercise price of the warrants.

In accordance with the treasury stock method the weighted average shares outstanding assuming dilution include the incremental effect of stock-based awards, except when such effect would be antidilutive. Stock-based awards of 7.2 million and 8.4 million weighted-average shares were outstanding for the three and six months ended June 30, 2025, respectively, but were not included in the computation of diluted (loss) earnings per common share because the net loss position of the Company made them antidilutive. Stock-based awards of 15.6 million and 17.9 million weighted-average shares were outstanding for the three and six months ended June 30, 2024, but were not included in the computation of diluted loss per common share because the net loss position of the Company made them antidilutive.

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

Business Overview

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

We report financial results for the following three reportable segments:

Through our Branded Services segment, which generated approximately 34.5% and 37.5% of our revenues in the six months ended June 30, 2025 and 2024, respectively, we provide services to branded consumer goods manufacturers through three main categories: brokerage, branded merchandising and omni-commerce marketing services. Brokerage services is primarily an outsourced sales and services agency for branded consumer goods manufacturers at retailer headquarters, in-store and online. Additionally, we lead with insights to execute branded merchandising strategies for branded consumer goods manufacturers related to merchandising in-store and online to drive product sales. Our omni-commerce marketing services primarily relate to digital and field marketing services, including shopper marketing, targeted advertising, interactive design and development, inventory management, application development and content management solutions.

Through our Experiential Services segment, which generated approximately 39.0% and 36.1% of our revenues in the six months ended June 30, 2025 and 2024, respectively, we help brands and retailers reach consumers and convert shoppers into buyers through in-store and online sampling and demonstrations. We manage highly customized, large-scale sampling programs for leading brands and retailers. We also manage, organize and execute special events for brands and retailers, including large-scale meetings, mobile tours, summits and festivals.

Through our Retailer Services segment, which generated approximately 26.5% and 26.3% of our revenues in the six months ended June 30, 2025 and 2024, respectively, we provide end-to-end advisory, retailer merchandising and agency services to retailers. Advisory services primarily consist of consulting services related to private brand development, including coordination related to the sourcing, manufacturing, branding and distribution of private label products to the end retailer. Retailer merchandising services primarily relate to the execution of merchandising strategies, including traditional services such as interior store construction, store resets, category updates and new item implementation. Agency services primarily consist of providing marketing strategies within retail locations, including retail media networks, and analyzing shopper behavior to offer planning, execution and measurement of insight-based, retailer-specific promotions that target retailers' specific shopper base to drive product sales.

Executive Summary

	Three Months Ended June 30,		Change Reported		Six Months Ended June 30,		Change Reported
(amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues	$873,707	$873,357	$350	0.0%	$1,695,499	$1,734,769	$(39,270)	(2.3)%
Operating income (loss) from continuing operations	10,011	(91,259)	101,270	(111.0)%	(4,610)	(121,209)	116,599	(96.2)%
Net loss from continuing operations	(30,440)	(113,016)	82,576	(73.1)%	(86,570)	(163,149)	76,579	(46.9)%
Adjusted Net Income(1)	14,478	21,992	(7,514)	(34.2)%	(1,624)	31,222	(32,846)	(105.2)%
Adjusted EBITDA(1)
Branded Services	34,042	42,856	(8,814)	(20.6)%	61,987	77,191	(15,204)	(19.7)%
Experiential Services	25,886	22,611	3,275	14.5%	37,955	39,304	(1,349)	(3.4)%
Retailer Services	26,484	24,431	2,053	8.4%	44,651	44,044	607	1.4%
Adjusted EBITDA from Continuing Operations	$86,412	$89,898	$(3,486)	(3.9)%	$144,593	$160,539	$(15,946)	(9.9)%

af

(1)
Adjusted Net Income and Adjusted EBITDA from Continuing Operations are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA from Continuing Operations and reconciliations of Net income to Adjusted Net Income and Adjusted EBITDA from Continuing Operations, see “—Non-GAAP Financial Measures.”

Revenues increased by $0.4 million for the three months ended June 30, 2025, and decreased by $39.3 million, or 2.3%, for the six months ended June 30, 2025, both as compared to the same period in 2024. Reimbursable expenses increased in the three months and six months ended June 30, 2025 by $14.6 million and $12.4 million, respectively, compared to the same period in 2024. After consideration of reimbursable expenses, the decline in revenue was driven predominantly by our clients prioritizing cost optimization, including a reduction in order volume, during a period of uncertain macro-economic environment. Also impacting year-over-year comparisons are the loss of certain clients in the second half of 2024.

Adjusted Net Income decreased by $7.5 million for the three months ended June 30, 2025 and $32.8 million for the six months ended June 30, 2025, both as compared to the same period in 2024, due to the incurrence of tax expense in fiscal 2025 versus a tax benefit in fiscal 2024, lower Adjusted EBITDA, as discussed below, partially offset by lower interest expense and higher equity earnings from unconsolidated investments.

Adjusted EBITDA from Continuing Operations decreased by $3.5 million for the three months ended June 30, 2025, and $15.9 million for the six months ended June 30, 2025, both as compared to the same period in 2024, predominantly due to lower order volume and a reduction of client sales and marketing investments driven by an uncertain macro-economic environment, the impact of staffing challenges, which were significantly remediated in the second quarter, partially offset by lower fixed compensation costs and discretionary bonus.

Non-GAAP Financial Measures

In the accompanying analysis of financial results, we include certain financial measures that are not presented in accordance with U.S. generally accepted accounting principles (“GAAP”). These non-GAAP financial measures are derived from our consolidated and segment financial information but exclude or adjust for certain items that are included in the most directly comparable GAAP measures. We believe these non-GAAP (“Non-GAAP”) financial measures provide investors with additional insight into our operating performance, underlying business trends, and period-over-period comparability. However, these measures are not in accordance with GAAP, and should not be considered in isolation or as a substitute for the most directly comparable GAAP measures. A reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure is provided below:

•
Adjusted Net Income
•
Adjusted EBITDA from Continuing Operations
•
Adjusted EBITDA by Segment

We define Adjusted Net Income, which is a non-GAAP financial measure, as net (loss) income before (i) net income attributable to noncontrolling interest, (ii) impairment of goodwill and indefinite-lived assets, (iii) gain on deconsolidation of subsidiaries, (iv) equity-based compensation of Karman Topco L.P., (v) changes in fair value of warrant liability, (vi) fair value adjustments of contingent consideration related to acquisitions, (vii) acquisition and divestiture related expenses, (viii) restructuring expenses, (ix) reorganization expenses, (x) litigation expenses, (xi) amortization of intangible assets, (xii) gain on repurchases of Term Loan Facility and Notes (as such terms are defined below) debt, (xiii) COVID-19 benefits received, (xiv) costs associated with (recovery from) the Take 5 Matter, (xv) other adjustments that management believes are helpful in evaluating our operating performance, and (xvi) related tax adjustments. We present Adjusted Net Income because we use it as a supplemental measure to evaluate the performance of our business in a way that also considers our ability to generate profit without the impact of items that we do not believe are indicative of our operating performance or are unusual or infrequent in nature and aid in the comparability of our performance from period to period. Adjusted Net Income should not be considered as an alternative for Net (loss) income, our most directly comparable measure presented on a GAAP basis.

Adjusted EBITDA from Continuing Operations and Adjusted EBITDA by Segment are supplemental non-GAAP financial measures of our operating performance.

Adjusted EBITDA from Continuing Operations means net (loss) income before (i) interest expense (net), (ii) provision for (benefit from) income taxes, (iii) depreciation, (iv) amortization of intangible assets, (v) impairment of goodwill, (vi) changes in fair value of warrant liability, (vii) stock-based compensation expense, (viii) equity-based compensation of Karman Topco L.P., (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition and divestiture related expenses, (xi) (gain) loss on divestitures, (xii) restructuring expenses, (xiii) reorganization expenses, (xiv) litigation expenses (recovery), (xv) COVID-19 benefits received, (xvi) costs associated with (recovery from) the Take 5 Matter, (xvii) EBITDA for economic interests in investments and (xviii) other adjustments that management believes are helpful in evaluating our operating performance.

Adjusted EBITDA by Segment means, with respect to each segment, operating income (loss) from continuing operations before (i) depreciation, (ii) amortization of intangible assets, (iii) impairment of goodwill, (iv) stock based compensation expense, (v) equity-based compensation of Karman Topco L.P., (vi) fair value adjustments of contingent consideration related to acquisitions, (vii) acquisition and divestiture related expenses, (viii) restructuring expenses, (ix) reorganization expenses, (x) litigation expenses (recovery), (xi) COVID-19 benefits received, (xii) costs associated with (recovery from) the Take 5 Matter, (xiii) EBITDA for economic interests in investments and (xiv) other adjustments that management believes are helpful in evaluating our operating performance, in each case, attributable to such segment.

We present Adjusted EBITDA from Continuing Operations and Adjusted EBITDA by Segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain non-cash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to

Adjusted EBITDA from Continuing Operations. Neither Adjusted EBITDA from Continuing Operations nor Adjusted EBITDA by Segment should be considered as an alternative for Net (loss) income or operating income (loss), our most directly comparable measures presented on a GAAP basis.

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

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

The following table sets forth items derived from the Company’s consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 in dollars and as a percentage of total revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2025		2024		2025		2024
Revenues	$873,707	100.0%	$873,357	100.0%	$1,695,499	100.0%	$1,734,769	100.0%
Cost of revenues	746,932	85.5%	751,337	86.0%	1,469,686	86.7%	1,503,181	86.7%
Selling, general, and administrative expenses	68,657	7.9%	62,858	7.2%	133,522	7.9%	151,939	8.8%
Impairment of goodwill	—	0.0%	99,670	11.4%	—	0.0%	99,670	5.7%
Depreciation and amortization	50,698	5.8%	51,317	5.9%	101,059	6.0%	101,065	5.8%
Loss from equity method investments	(2,591)	(0.3)%	(566)	(0.1)%	(4,158)	(0.2)%	123	0.0%
Total operating expenses	863,696	98.9%	964,616	110.4%	1,700,109	100.3%	1,855,978	107.0%
Operating income (loss) from continuing operations	10,011	1.1%	(91,259)	(10.4)%	(4,610)	(0.3)%	(121,209)	(7.0)%
Other expenses:						0.0%
Change in fair value of warrant liability	16	0.0%	(686)	(0.1)%	26	0.0%	(399)	0.0%
Interest expense, net	35,814	4.1%	39,754	4.6%	70,174	4.1%	75,515	4.4%
Total other expenses	35,830	4.1%	39,068	4.5%	70,200	4.1%	75,116	4.3%
Loss from continuing operations before provision for (benefit from) income taxes	(25,819)	(3.0)%	(130,327)	(14.9)%	(74,810)	(4.4)%	(196,325)	(11.3)%
Provision for (benefit from) income taxes from continuing operations	4,621	0.5%	(17,311)	(2.0)%	11,760	0.7%	(33,176)	(1.9)%
Net loss from continuing operations	$(30,440)	(3.5)%	$(113,016)	(12.9)%	$(86,570)	(5.1)%	$(163,149)	(9.4)%

Comparison of the Three Months Ended June 30, 2025 and 2024

Revenues

	Three Months Ended June 30,		Change
(amounts in thousands)	2025	2024	$	%
Branded Services	$295,221	$322,340	$(27,119)	(8.4)%
Experiential Services	347,706	319,508	28,198	8.8%
Retailer Services	230,780	231,509	(729)	(0.3)%
Total revenues	$873,707	$873,357	$350	0.0%

Branded Services segment revenues decreased $27.1 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, The decrease in revenues was primarily due to market headwinds negatively impacting brokerage and omni-commerce marketing services as our clients continue to manage their costs, as well as due to certain client losses experienced in the second half of fiscal year 2024, as previously communicated.

Experiential Services segment revenues increased $28.2 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, of which $14.3 million of the increase is due to higher reimbursable expenses. After consideration of reimbursable expenses, the remaining increase in revenues was primarily due to higher events per day volume, primarily driven by improved staffing and higher pricing.

Retailer Services segment revenues decreased slightly, or $0.7 million during the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Higher merchandising activity driven by improved staffing and better pricing were more than offset by lower advisory and agency services.

Cost of Revenues

Cost of revenues as a percentage of revenues for the three months ended June 30, 2025 was 85.5%, as compared to 86.0% for the three months ended June 30, 2024. The net decrease as a percentage of revenues was largely attributable to lower fixed labor costs, driven by restructuring events, lower discretionary bonus, partially offset by higher IT costs from transformation initiatives, and higher reimbursable expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses as a percentage of revenues for the three months ended June 30, 2025 was 7.9%, compared to 7.2% for the three months ended June 30, 2024. The increase as a percentage of revenues was primarily driven by higher shared service costs, an increase in bad debt expense, partially offset by lower compensation and lower restructuring costs.

Depreciation and Amortization Expense

Depreciation and amortization expense was $50.7 million for the three months ended June 30, 2025 compared to $51.3 million for the three months ended June 30, 2024. The net decrease was primarily due to a $1.3 million decrease in amortization expense as a result of intangible asset impairment charges incurred during fiscal year 2024, partially offset by a $0.6 million increase in depreciation expense, due to an increase in software amortization as a result of our increased investment in software assets.

Operating (Loss) Income from Continuing Operations

	Three Months Ended June 30,		Change
(amounts in thousands)	2025	2024	$	%
Branded Services	$(10,540)	$(107,280)	$96,740	(90.2)%
Experiential Services	10,859	6,453	4,406	68.3%
Retailer Services	9,692	9,568	124	1.3%
Total operating loss from continuing operations	$10,011	$(91,259)	$101,270	(111.0)%

In the Branded Services segment, the decrease in operating loss during the three months ended June 30, 2025 was due to a non-cash goodwill impairment charge of $99.7 million related to the Company's Branded Agencies reporting unit goodwill during the three months ended June 30, 2024.

In the Experiential Services segment, the increase in operating income during the three months ended June 30, 2025 was due to the increase in revenues as discussed above.

In the Retailer Services segment, operating income for the three months ended June 30, 2025 was materially consistent with operating income during the three months ended June 30, 2024.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability was an immaterial non-cash expense for the three months ended June 30, 2025, as compared to $0.7 million of non-cash expense resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the three months ended June 30, 2024.

Interest Expense, net

Interest expense, net decreased by $3.9 million, or 9.9%, to $35.8 million for the three months ended June 30, 2025, from $39.8 million for the three months ended June 30, 2024. The decrease in interest expense was primarily due to lower debt balance as a result of repurchases of debt associated with the Term Loan Facility and Notes as further described in “Liquidity and Capital Resources—Repurchases of Shares and Debt—Repurchases of Term Loan Facility and Notes,” partially offset by a $1.6 million increase in fair value adjustments for our derivative financial instruments.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $4.6 million for the three months ended June 30, 2025, as compared to $17.3 million of benefit from income taxes for the three months ended June 30, 2024. The fluctuation in the income tax provision was primarily attributable to a change in our effective tax rate and a decrease in the pretax loss compared to the prior period. Although we generated a pretax loss on continuing operations in the three months ended June 30, 2025, our effective tax rate results in a tax expense due to the requirement to record a valuation allowance on tax benefits associated with the deduction for interest expense. Also negatively impacting income taxes, we recorded a deferred tax liability on earnings in Canada that we repatriated in the second quarter of fiscal 2025.

Net Loss from Continuing Operations

Net loss from continuing operations was $30.4 million for the three months ended June 30, 2025, compared to net loss from continuing operations of $113.0 million for the three months ended June 30, 2024. The decrease in net loss from continuing operations was primarily driven by a non-cash goodwill impairment charge of $99.7 million related to the Company's Branded Agencies reporting unit goodwill during the three months ended June 30, 2024, lower interest expense, and lower reorganization expenses, partially offset by higher income tax expense.

Comparison of the Six Months Ended June 30, 2025 and 2024

Revenues

	Six Months Ended June 30,		Change
(amounts in thousands)	2025	2024	$	%
Branded Services	$585,062	$651,394	$(66,332)	(10.2)%
Experiential Services	661,726	626,859	34,867	5.6%
Retailer Services	448,711	456,516	(7,805)	(1.7)%
Total revenues	$1,695,499	$1,734,769	$(39,270)	(2.3)%

Branded Services segment revenues decreased $66.3 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, of which $13.3 million of the decrease is due to lower reimbursable expenses. After consideration of reimbursable expenses, the remaining decrease in revenues was primarily due to market headwinds negatively impacting brokerage and omni-commerce marketing services as our clients continue to manage their costs, as well as due to certain client losses experienced in the second half of fiscal year 2024, as previously communicated.

Experiential Services segment revenues increased $34.9 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024,of which $25.7 million of the increase is due to higher reimbursable expenses. After consideration of reimbursable expenses, the remaining increase in revenues was primarily due to an increase in our events per day volume, primarily driven by improved staffing.

Retailer Services segment revenues decreased $7.8 million during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease in revenues was primarily due to staffing challenges experienced in the first quarter of fiscal year 2025, which were substantially remediated in the second quarter, partially offset by improved pricing.

Cost of Revenues

Cost of revenues as a percentage of revenues for the six months ended June 30, 2025 was unchanged at 86.7%, as compared to the same period in the prior year with lower fixed labor costs, driven by restructuring events, lower discretionary bonus, were offset by higher IT costs from transformation initiatives, and higher reimbursable expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses as a percentage of revenues for the six months ended June 30, 2025 was 7.9%, compared to 8.8% for the six months ended June 30, 2024. The decrease as a percentage of revenues was primarily due to lower compensation expense and lower restructuring costs, partially offset by higher shared service costs and an increase in bad debt expense.

Depreciation and Amortization Expense

Depreciation and amortization expense was unchanged at $101.1 million for the six months ended June 30, 2025 and June 30, 2024. An increase in depreciation expense as a result of an increase in software amortization on increased investment in software assets, was effectively offset by a decrease in amortization expense resulting from intangible asset impairment charges incurred during fiscal year 2024.

Operating (Loss) Income from Continuing Operations

	Six Months Ended June 30,		Change
(amounts in thousands)	2025	2024	$	%
Branded Services	$(25,862)	$(129,398)	$103,536	(80.0)%
Experiential Services	7,355	2,811	4,544	161.7%
Retailer Services	13,897	5,378	8,519	158.4%
Total operating loss from continuing operations	$(4,610)	$(121,209)	$116,599	(96.2)%

In the Branded Services segment, the decrease in operating loss during the six months ended June 30, 2025 was primarily due to a non-cash goodwill impairment charge of $99.7 million related to the Company's Branded Agencies reporting unit goodwill during the three months ended June 30, 2024 and the impact of lower revenues discussed above.

In the Experiential Services segment, the increase in operating income during the six months ended June 30, 2025 was primarily driven by the increase in revenues discussed above.

In the Retailer Services segment, the increase in operating income for the six months ended June 30, 2025 was primarily due to a decrease in costs associated with our internal reorganization activities, partially offset by the decrease in revenues described above.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability was an immaterial non-cash expense for the six months ended June 30, 2025 compared to $0.4 million of non-cash gain resulting from a fair value adjustment to warrant liability with respect to the private placement warrants for the six months ended June 30, 2024.

Interest Expense, net

Interest expense, net decreased by $5.3 million, or 7.1%, to $70.2 million for the six months ended June 30, 2025, from $75.5 million for the six months ended June 30, 2024. The decrease in interest expense was primarily due to lower debt balance as a result of repurchases of Term Loan Facility and Notes as further described in “Liquidity and Capital Resources—Repurchases of Shares and Debt—Repurchases of Term Loan Facility and Notes,” partially offset by a $7.4 million increase for fair value adjustments for our derivative financial instruments.

Provision for (Benefit from) Income Taxes

Provision for income taxes was $11.8 million for the six months ended June 30, 2025 as compared to $33.2 million of benefit from income taxes for the six months ended June 30, 2024. The fluctuation in the income tax provision was primarily attributable to a change in our effective tax rate, and a decrease in the pretax loss compared to the prior period. Although we generated a pretax loss on continuing operations in the six months ended June 30, 2025, our effective tax rate results in a tax expense due to the requirement to record a valuation allowance on tax benefits associated with the deduction for interest expense. Also negatively impacting income taxes, we recorded a deferred tax liability on earnings in Canada that we repatriated in the second quarter.

Net Loss from Continuing Operations

Net loss from continuing operations was $86.6 million for the six months ended June 30, 2025, compared to net loss from continuing operations of $163.1 million for the six months ended June 30, 2024. The decrease in net loss from continuing operations was primarily driven by a non-cash goodwill impairment charge of $99.7 million related to the Company's Branded Agencies reporting unit goodwill during the three months ended June 30, 2024, lower reorganization and lower interest expense, partially offset by higher income tax expense.

Reconciliation of Non-GAAP Financial Measures

Adjusted Net Income

A reconciliation of Adjusted Net Income to Net loss is provided in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss from continuing operations	$(30,440)	$(113,016)	$(86,570)	$(163,149)
Add:
Impairment of goodwill	—	99,670	—	99,670
Equity-based compensation of Karman Topco L.P. (a)	—	(872)	(1,524)	(480)
Change in fair value of warrant liabilities	16	(686)	26	(399)
Fair value adjustments related to contingent consideration related to acquisitions (b)	—	900	—	1,678
Acquisition and divestiture related expenses (c)	57	(1,774)	480	(1,334)
Restructuring expenses (d)	—	—	931	—
Reorganization expenses (e)	16,434	20,291	28,674	55,343
Litigation expenses (f)	390	(993)	913	(709)
Amortization of intangible assets (g)	42,918	44,184	85,833	88,459
Gain on repurchases of Term Loan Facility and Notes (h)	—	(384)	(1,624)	(3,053)
Costs associated with the Take 5 Matter (i)	256	456	564	696
Tax adjustments related to non-GAAP adjustments(j)	(15,153)	(25,784)	(29,327)	(45,500)
Adjusted Net Income	$14,478	$21,992	$(1,624)	$31,222

(a)	Represents expenses related to equity-based compensation expense associated with grants of Common Series D Units of Karman Topco L.P. made to one of the sponsors of the Company.
(b)	Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions, for the applicable periods.
(c)	Represents fees and costs associated with activities related to our acquisitions, divestitures, and related activities, including professional fees, due diligence, and integration activities.
(d)

Restructuring charges including programs designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes. Restructuring expenses include costs associated with the VERP and employee termination benefits associated with a reduction-in-force and other optimization initiatives.

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
(h)

Represents a gain associated with the repurchases of Term Loan Facility and Notes, net of deferred financing fees related to repricing of Term Loan Facility. For additional information, refer to Note 4—Debt to our unaudited condensed financial statements for the three and six months ended June 30, 2025 and 2024.

(i)	Represents costs associated with collection and remediation activities related to the Take 5 Matter, primarily professional fees and other related costs.
(j)

Represents the tax provision or benefit associated with the adjustments above, taking into account the Company’s applicable tax rates, after excluding adjustments related to items that do not have a related tax impact

Adjusted EBITDA

Reconciliations of Adjusted EBITDA from Continuing Operations to Net loss from continuing operations is provided in the following table:

Continuing Operations	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Net loss from continuing operations	$(30,440)	$(113,016)	$(86,570)	$(163,149)
Add:
Interest expense, net	35,814	39,754	70,174	75,515
Provision for (benefit from) income taxes from continuing operations	4,621	(17,311)	11,760	(33,176)
Depreciation and amortization	50,698	51,317	101,059	101,065
Impairment of goodwill	—	99,670	—	99,670
Changes in fair value of warrant liability	16	(686)	26	(399)
Stock-based compensation expense (a)	6,584	7,528	13,069	16,082
Equity-based compensation of Karman Topco L.P. (b)	—	(872)	(1,524)	(480)
Fair value adjustments related to contingent consideration (c)	—	900	—	1,678
Acquisition and divestiture related expenses (d)	57	(1,774)	480	(1,334)
Restructuring expenses (e)	—	—	931	—
Reorganization expenses (f)	16,434	20,291	28,674	55,343
Litigation expenses (recovery) (g)	390	(993)	913	(709)
COVID-19 benefits received (h)	(715)	—	(715)	—
Costs associated with the Take 5 Matter (i)	256	456	564	696
EBITDA for economic interests in investments (j)	2,697	4,634	5,752	9,737
Adjusted EBITDA from Continuing Operations	$86,412	$89,898	$144,593	$160,539

Financial information by segment, including a reconciliation of Adjusted EBITDA by Segment to operating (loss) income, the closest GAAP financial measure, is provided in the following table:

Branded Services segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating loss	$(10,540)	$(107,280)	$(25,862)	$(129,398)
Add:
Depreciation and amortization	31,561	32,327	63,023	64,314
Impairment of goodwill	—	99,670	—	99,670
Stock-based compensation expense (a)	2,370	2,797	4,542	6,723
Equity-based compensation of Karman Topco L.P. (b)	—	24	(95)	522
Fair value adjustments related to contingent consideration (c)	—	900	—	1,678
Acquisition and divestiture related expenses (d)	6	30	384	104
Restructuring expenses (e)	—	—	358	—
Reorganization expenses (f)	7,741	9,248	13,196	22,904
Litigation expenses (g)	196	50	370	241
COVID-19 benefits received (h)	(245)	—	(245)	—
Costs associated with the Take 5 Matter (i)	256	456	564	696
EBITDA for economic interests in investments (j)	2,697	4,634	5,752	9,737
Branded Services segment Adjusted EBITDA	$34,042	$42,856	$61,987	$77,191

Experiential Services segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating income	$10,859	$6,453	$7,355	$2,811
Add:
Depreciation and amortization	10,684	11,015	21,221	20,935
Stock-based compensation expense (a)	1,847	2,170	3,639	4,098
Equity-based compensation of Karman Topco L.P. (b)	—	(458)	(729)	(502)
Acquisition and divestiture related expenses (d)	67	(101)	74	5
Restructuring expenses (e)	—	—	186	—
Reorganization expenses (f)	2,548	3,472	6,129	11,724
Litigation expenses (g)	129	60	328	233
COVID-19 benefits received (h)	(248)	—	(248)	—
Experiential Services segment Adjusted EBITDA	$25,886	$22,611	$37,955	$39,304

Retailer Services segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Operating income	$9,692	$9,568	$13,897	$5,378
Add:
Depreciation and amortization	8,453	7,975	16,815	15,816
Stock-based compensation expense (a)	2,367	2,561	4,888	5,261
Equity-based compensation of Karman Topco L.P. (b)	—	(438)	(700)	(500)
Acquisition and divestiture related expenses (d)	(16)	(1,703)	22	(1,443)
Restructuring expenses (e)	—	—	387	—
Reorganization expenses (f)	6,145	7,571	9,349	20,715
Litigation expenses (recovery) (g)	65	(1,103)	215	(1,183)
COVID-19 benefits received (h)	(222)	—	(222)	—
Retailer Services segment Adjusted EBITDA	$26,484	$24,431	$44,651	$44,044

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
(e)

Restructuring charges including programs designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes. Restructuring expenses include costs associated with the Voluntary Early Retirement Program (“VERP”) and employee termination benefits associated with a reduction-in-force and other optimization initiatives.

(f)	Represents fees and costs associated with various internal reorganization activities, including professional fees, lease exit costs, severance, and nonrecurring compensation costs.
(g)	Represents legal settlements, reserves, and expenses that are unusual or infrequent costs associated with our operating activities.
(h)	Represents benefits received from government grants for COVID-19 relief.
(i)	Represents costs associated with collection and remediation activities related to the Take 5 Matter, primarily professional fees and other related costs.
(j)

Represents additions to reflect our proportional share of Adjusted EBITDA related to our equity method investments and reductions to remove the Adjusted EBITDA related to the minority ownership percentage of the entities that we fully consolidate in our financial statements.

Liquidity and Capital Resources

Our principal sources of liquidity are cash receipts for services performed, and borrowings under the Revolving Credit Facility (as defined below). Our principal uses of cash are operating expenses, working capital requirements, interest on debt and repayment of debt. Principal uses of cash used in investing activities includes our enterprise resource planning initiative, which includes upgrading our information system platform.

Our working capital as of June 30, 2025, included $102.9 million of cash and cash equivalents and $673.3 million of accounts receivable, net of allowance for expected credit losses, both of which will be a significant source of ongoing liquidity. Additionally, as of June 30, 2025, we had the ability to borrow up to $400.0 million under our Revolving Credit Facility after consideration of the borrowing base limitations and outstanding letters of credit. We expect that internally generated cash and unused availability on our Revolving Credit Facility will be sufficient to support the working capital needs of the Company, the Company’s fixed payments and other obligations on both a short-term and long-term basis.

Cash Flows

A summary of our cash operating, investing and financing activities from continuing operations are shown in the following table:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash (used in) provided by operating activities	$(47,728)	$44,055
Net cash (used in) provided by investing activities	(20,677)	110,867
Net cash used in financing activities	(28,368)	(114,533)
Net effect of foreign currency changes on cash, cash equivalents and restricted cash	(3,775)	(2,579)
Net change in cash, cash equivalents and restricted cash	$(100,548)	$37,810

Net Cash Used in Operating Activities

Cash flows from operating activities during the six months ended June 30, 2025 decreased $91.8 million, as compared to the same period in 2024 due to increases in accounts receivable, driven primarily by the implementation of our new global enterprise resource planning (“ERP”) system, and an increase in prepaid expenses and other assets due to an increase in prepaid payroll expenses as of June 30, 2025.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities from continuing operations during the six months ended June 30, 2025 primarily consisted of purchases of property and equipment of $17.2 million, primarily driven by investments in software to support the enterprise resource planning initiative, and purchases of investments in unconsolidated affiliates of $3.5 million.

Net cash provided by investing activities from continuing operations during the six months ended June 30, 2024 primarily consisted of the proceeds from divestitures of $146.8 million, partially offset by the purchase of property and equipment of $25.1 million and the purchase of investments in unconsolidated affiliates of $10.9 million.

Net Cash Used in Financing Activities

Cash flows used in financing activities from continuing operations during the six months ended June 30, 2025 were primarily related to repurchases of Notes and Term Loan Facility debt of $18.2 million, repayment of principal on our Term Loan Facility of $6.6 million and payments for taxes related to net share settlement of $3.6 million.

Cash flows used in financing activities from continuing operations during the six months ended June 30, 2024 were primarily related to repurchases of Notes of $71.7 million, repayment of principal on our Term Loan Facility of $6.6 million, payments of contingent consideration of $7.6 million, payments for taxes related to net share settlement of $11.1 million and payments related to the share repurchase program of $20.8 million.

Credit Facilities

Advantage Sales & Marketing Inc. (the “Borrower”), our indirect wholly-owned subsidiary, has (i) a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $500.0 million, subject to borrowing base capacity (as may be amended from time to time, the “Revolving Credit Facility”) and (ii) a secured first lien term loan credit facility in an aggregate principal amount of $1.1 billion (as may be amended from time to time, the “Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”). As of June 30, 2025, we had unused capacity under our Revolving Credit Facility of $400.0 million, after consideration of the borrowing base limitations and outstanding letters of credit of $53.7 million.

On October 28, 2020, we issued $775.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2028 (the “Notes”) and may voluntarily prepay loans or reduce commitments under the Notes, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. We voluntarily repurchased an aggregate of $20.0 million principal amount of the Notes during the six months ended June 30, 2025 and recognized a gain on the repurchase of $1.8 million, as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss. We did not make any voluntary repurchases during the three months ended June 30, 2025.

From time to time, we may repurchase portions of our outstanding indebtedness under the Term Loan Facility and Notes. Such repurchases, if any, will depend upon prevailing market conditions, our liquidity and capital position, contractual limitations and other factors. The amounts and timing of any such repurchases will be at our discretion and we are under no obligation to repurchase any specific amount of indebtedness.

Share Repurchases

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

Cash and Cash Equivalents Held Outside the United States

As of June 30, 2025 and December 31, 2024, $26.8 million and $65.0 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries. As of June 30, 2025, and December 31, 2024, $29.4 million and $18.5 million, respectively, of our cash and cash equivalents were held by foreign branches.

We expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. Nonetheless, we assessed our determination as to our indefinite reinvestment intent for certain of our foreign subsidiaries and branches and recorded a deferred tax liability of approximately $0.8 million of withholding tax as of June 30, 2025 for unremitted earnings in Canada repatriated to the U.S. in the second quarter of fiscal year 2025. We continue to assert indefinite reinvestment on earnings of our foreign operations, other than Canada although we may change our assertion if we identify a higher return on this capital in the U.S. and we are able to repatriate the income in a tax-efficient means.

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

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are included in our 2024 Annual Report and did not materially change during the six months ended June 30, 2025.

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

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated loss before taxes would have decreased by approximately $2.1 million for the six months ended June 30, 2025.

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

We had interest rate collar contracts with an aggregate notional value of principal of $700.0 million as of June 30, 2025, from various financial institutions to manage our exposure to interest rate movements on variable rate credit facilities. The interest rate collar contracts will mature on April 5, 2026, 2027 and 2028. In July 2024, we entered into two interest rate collar contracts with a notional value of principal of $200.0 million each. The interest rate collar contracts are effective December 16, 2024 and will mature on April 5, 2027 and 2028. The aggregate fair value of our interest rate caps and collars represented an outstanding net liability of $1.2 million as of June 30, 2025.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the Term Loan Facility and Revolving Credit Facility would have resulted in an increase of $0.7 million in interest expense, net of gains from interest rate caps and collars, for the six months ended June 30, 2025.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

We are in the process of implementing a new global enterprise resource planning (“ERP”) system, which is expected to occur in phases. During the second quarter of fiscal year 2025, we deployed the new ERP for operations outside of North America. As part of the implementation, we completed significant pre-implementation testing and post-implementation testing and monitoring. Furthermore, in conjunction with the ERP implementation, we modified certain existing internal controls over financial reporting and implemented new controls and procedures related to the new ERP system. While we believe that this new system will enhance our internal control over financial reporting, there are inherent risks in implementing any new system, and we will continue to evaluate these control changes as part of our control design and effectiveness throughout fiscal year 2025.

These were the changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2025, we did not repurchase any of our Class A common stock under the 2021 Share Repurchase Program. As of June 30, 2025, there remained $46.2 million of share repurchase availability under the 2021 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2025, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ADVANTAGE SOLUTIONS INC.

By:	/s/ David Peacock
David Peacock
Chief Executive Officer (Principal Executive Officer)
Date:	August 7, 2025

By:	/s/ Christopher Growe
Christopher Growe
Chief Financial Officer (Principal Financial Officer)
Date:	August 7, 2025