Form 10-Q
period 2025-09-30
Advantage Solutions Inc.
filed 2025-11-06
CIK 1776661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38990

Advantage Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-4629508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7676 Forsyth Boulevard. Fifth Floor

St. Louis, Missouri 63105

(Address of principal executive offices)

(314) 655-9333

(Registrant’s telephone number, including area code)

8001 Forsyth Boulevard, Suite 1025

Clayton, Missouri 63105

(Former address of principal executive offices)

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

As of November 4, 2025, the registrant had 326,271,915 shares of Class A common stock outstanding.

Advantage Solutions Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$201,137	$205,233
Restricted cash	12,111	15,518
Accounts receivable, net of allowance for expected credit losses of $16,811 and $13,047, respectively	635,353	603,069
Prepaid expenses and other current assets	95,279	86,918
Total current assets	943,880	910,738
Property and equipment, net	100,809	97,763
Goodwill	477,021	477,021
Other intangible assets, net	1,203,881	1,332,578
Investments in unconsolidated affiliates	232,382	226,510
Other assets	35,549	61,907
Total assets	$2,993,522	$3,106,517
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$13,250	$13,250
Accounts payable	167,222	158,485
Accrued compensation and benefits	98,785	129,486
Other accrued expenses	119,798	134,677
Deferred revenues	29,828	24,164
Total current liabilities	428,883	460,062
Long-term debt, net of current portion	1,662,158	1,686,690
Deferred income tax liabilities	137,287	146,889
Other long-term liabilities	56,695	64,141
Total liabilities	2,285,023	2,357,782
Commitments and contingencies (Note 9)
Equity attributable to stockholders of Advantage Solutions Inc.
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 325,964,565 and 320,773,096 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	33	32
Additional paid in capital	3,482,842	3,466,221
Accumulated deficit	(2,707,617)	(2,641,612)
Loans to Karman Topco L.P.	(7,512)	(7,029)
Accumulated other comprehensive loss	(5,362)	(15,861)
Treasury stock, at cost; 12,894,517 and 12,400,075 shares as of September 30, 2025 and December 31, 2024, respectively	(53,885)	(53,016)
Total stockholders' equity	708,499	748,735
Total liabilities and stockholders' equity	$2,993,522	$3,106,517

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Revenues	$915,012	$939,270	$2,610,511	$2,674,039
Cost of revenues (exclusive of depreciation and amortization shown separately below)	776,421	794,958	2,246,107	2,298,139
Selling, general, and administrative expenses	57,568	98,438	191,090	250,377
Impairment of goodwill	—	—	—	99,670
Depreciation and amortization	50,743	51,866	151,802	152,931
Income from equity method investments	(1,408)	(2,815)	(5,566)	(2,692)
Gain on divestiture	(8,472)	—	(8,472)	—
Total operating expenses	874,852	942,447	2,574,961	2,798,425
Operating income (loss) from continuing operations	40,160	(3,177)	35,550	(124,386)
Other expenses (income):
Change in fair value of warrant liabilities	(109)	40	(83)	(359)
Interest expense, net	34,954	38,969	105,128	114,484
Total other expenses, net	34,845	39,009	105,045	114,125
Income (loss) from continuing operations before benefit from income taxes	5,315	(42,186)	(69,495)	(238,511)
Benefit from income taxes from continuing operations	(15,250)	(4,866)	(3,490)	(38,042)
Net income (loss) from continuing operations	20,565	(37,320)	(66,005)	(200,469)
Net (loss) income from discontinued operations, net of tax	—	(5,456)	—	53,743
Net income (loss)	$20,565	$(42,776)	$(66,005)	$(146,726)
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	—	—	—	2,192
Net income (loss) attributable to stockholders of Advantage Solutions Inc.	$20,565	$(42,776)	$(66,005)	$(148,918)

Net income (loss) per common share:
Basic income (loss) per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$0.06	$(0.12)	$(0.20)	$(0.62)
Basic (loss) income per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$(0.02)	$—	$0.17

Diluted net income (loss) per share:
Diluted income (loss) per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$0.06	$(0.12)	$(0.20)	$(0.62)
Diluted (loss) income per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$(0.02)	$—	$0.17
Weighted-average number of common shares:
Basic	325,921,176	321,080,571	323,988,621	321,774,115
Diluted	339,847,197	321,080,571	323,988,621	321,774,115

Comprehensive Income (Loss):
Net income (loss) attributable to stockholders of Advantage Solutions Inc.	$20,565	$(42,776)	$(66,005)	$(148,918)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,668)	8,132	10,499	3,075
Total comprehensive income (loss) attributable to stockholders of Advantage Solutions Inc.	$16,897	$(34,644)	$(55,506)	$(145,843)

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Accumulated
					Additional			Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Loss	Equity
Balance at July 1, 2025	325,164,802	$33	12,894,517	$(53,885)	$3,474,653	$(2,728,182)	$(7,351)	$(1,694)	$683,574
Comprehensive income (loss)
Net income	—	—	—	—	—	20,565	—	—	20,565
Foreign currency translation adjustments	—	—	—	—	—	—	—	(3,668)	(3,668)
Total comprehensive income (loss)	—	—	—	—	—	—	—	—	16,897
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(161)	—	(161)
Shares issued under 2020 Employee Stock Purchase Plan	711,314	—	—	—	845	—	—	—	845
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(74)	—	—	—	(74)
Shares issued under 2020 Incentive Award Plan	88,449	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,418	—	—	—	7,418
Balance at September 30, 2025	325,964,565	$33	12,894,517	$(53,885)	$3,482,842	$(2,707,617)	$(7,512)	$(5,362)	$708,499

								Accumulated
					Additional			Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Loss	Equity
Balance at July 1, 2024	323,020,596	$32	8,875,170	$(39,724)	$3,452,358	$(2,420,792)	$(6,707)	$(11,433)	$973,734
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(42,776)	—	—	(42,776)
Foreign currency translation adjustments	—	—	—	—	—	—	—	8,132	8,132
Total comprehensive loss	—	—	—	—	—	—	—	—	(34,644)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(161)	—	(161)
Purchase of treasury stock	(3,524,905)	—	3,524,905	(13,292)	—	—	—	—	(13,292)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(178)	—	—	—	(178)
Shares issued under 2020 Employee Stock Purchase Plan	401,854	—	—	—	1,123	—	—	—	1,123
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(550)	—	—	—	(550)
Shares issued under 2020 Incentive Award Plan	520,538	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,499	—	—	—	6,499
Balance at September 30, 2024	320,418,083	$32	12,400,075	$(53,016)	$3,459,252	$(2,463,568)	$(6,868)	$(3,301)	$932,531

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Accumulated
					Additional			Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity
Balance at January 1, 2025	320,773,096	$32	12,400,075	$(53,016)	$3,466,221	$(2,641,612)	$(7,029)	$(15,861)	$748,735
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(66,005)	—	—	(66,005)
Foreign currency translation adjustments	—	—	—	—	—	—	—	10,499	10,499
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(55,506)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(483)	—	(483)
Purchase of treasury stock	(494,442)	—	494,442	(869)	—	—	—	—	(869)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(1,524)	—	—	—	(1,524)
Shares issued under 2020 Employee Stock Purchase Plan	1,089,303	—	—	—	1,838	—	—	—	1,838
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(3,698)	—	—	—	(3,698)
Shares issued under 2020 Incentive Award Plan	4,596,608	1	—	—	—	—	—	—	1
Stock-based compensation expense	—	—	—	—	20,005	—	—	—	20,005
Balance at September 30, 2025	325,964,565	$33	12,894,517	$(53,885)	$3,482,842	$(2,707,617)	$(7,512)	$(5,362)	$708,499

								Accumulated	Advantage
					Additional			Other	Solutions Inc.		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interest	Equity
Balance at January 1, 2024	322,235,261	$32	3,600,075	$(18,949)	$3,449,261	$(2,314,650)	$(6,387)	$(3,945)	$1,105,362	$(1,285)	$1,104,077
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(148,918)	—	—	(148,918)	2,192	(146,726)
Foreign currency translation adjustments	—	—	—	—	—	—	—	3,075	3,075	73	3,148
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(145,843)	2,265	(143,578)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(481)	—	(481)	—	(481)
Purchase of treasury stock	(8,800,000)	—	8,800,000	(34,067)	—	—	—	—	(34,067)	—	(34,067)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(658)	—	—	—	(658)	—	(658)
Shares issued under 2020 Employee Stock Purchase Plan	983,808	—	—	—	2,294	—	—	—	2,294	—	2,294
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(11,663)	—	—	—	(11,663)	—	(11,663)
Shares issued under 2020 Incentive Award Plan	5,999,014	—	—	—	—	—	—	—	—	—	—
Sale of a business	—	—	—	—	—	—	—	(2,431)	(2,431)	(980)	(3,411)
Stock-based compensation expense	—	—	—	—	20,018	—	—	—	20,018	—	20,018
Balance at September 30, 2024	320,418,083	$32	12,400,075	$(53,016)	$3,459,252	$(2,463,568)	$(6,868)	$(3,301)	$932,531	$—	$932,531

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(66,005)	$(200,469)
Adjustments to reconcile net loss to net cash provided by operating activities
Non-cash mark-to-market adjustments on derivatives and non-cash interest expense	(2,131)	1,664
Deferred financing fees related to repricing of long-term debt	—	1,079
Amortization of deferred financing fees	5,272	5,137
Impairment of goodwill	—	99,670
Depreciation and amortization	151,802	152,931
Change in fair value of warrant liability	(83)	(359)
Fair value adjustments related to contingent consideration	—	1,678
Deferred income taxes	(9,757)	(16,241)
Equity-based compensation of Karman Topco L.P.	(1,524)	(658)
Stock-based compensation	20,483	24,224
Income from equity method investments	(5,566)	(2,692)
Distribution received from equity method investments	—	3,289
Gain on divestiture	(8,472)	—
Gain on repurchases of Senior Secured Notes and Term Loan Facility debt	(1,624)	(9,141)
Loss on disposal of property and equipment	325	775
Changes in operating assets and liabilities, net of effects from divestitures:
Accounts receivable, net	(30,077)	(9,550)
Prepaid expenses and other assets	(1,901)	30,567
Accounts payable	10,160	25,435
Accrued compensation and benefits	(32,860)	(43,849)
Deferred revenues	6,239	2,992
Other accrued expenses and other liabilities	(18,379)	11,527
Net cash provided by operating activities	15,902	78,009
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments in unconsolidated affiliates	(3,623)	(13,932)
Purchase of property and equipment	(28,662)	(50,358)
Proceeds from divestitures, net of cash received	18,612	275,717
Net cash (used in) provided by investing activities	(13,673)	211,427
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	90,000	—
Payments on lines of credit	(90,000)	—
Principal payments on long-term debt	(9,938)	(9,938)
Repurchases of Senior Secured Notes and Term Loan Facility debt	(18,243)	(147,122)
Debt issuance costs	—	(971)
Deferred consideration paid for purchases in unconsolidated affiliates	(1,500)	—
Deferred proceeds received from sale of Jun Group and contingent consideration payments	22,500	(5,655)
Proceeds from issuance of common stock	1,838	2,294
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	(3,698)	(11,663)
Purchase of treasury stock	(869)	(34,067)
Net cash used in financing activities	(9,910)	(207,122)
Net effect of foreign currency changes on cash, cash equivalents and restricted cash	178	(1,405)
Net change in cash, cash equivalents and restricted cash	(7,503)	80,909
Cash, cash equivalents and restricted cash, beginning of period	220,751	131,560
Cash, cash equivalents and restricted cash, end of period	$213,248	$212,469
SUPPLEMENTAL CASH FLOW INFORMATION
Purchases of property and equipment recorded in accounts payable and accrued expenses	$4,841	$4,650

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Significant Accounting Policies

Advantage Solutions Inc. (the “Company”) is a provider of outsourced solutions to consumer goods companies and retailers. The Company’s Class A common stock is listed on the Nasdaq Global Select Market under the symbol “ADV” and warrants to purchase the Class A common stock at an exercise price of $11.50 per share were listed on the Nasdaq Global Select Market under the symbol “ADVWW”.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements do not include all of the information required by accounting principles generally accepted in the United States (“GAAP”). The Condensed Consolidated Balance Sheet at December 31, 2024 was derived from the audited Consolidated Balance Sheet at that date and does not include all the disclosures required by GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair statement of the results as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been reflected in the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024 and the related footnotes thereto. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Branded Services
Brokerage services	$105,313	$123,965	$311,292	$373,961
Branded merchandising services	102,197	106,018	307,261	319,791
Omni-commerce marketing services	81,294	101,374	255,313	289,000
Total Branded Services revenues	$288,804	$331,357	$873,866	$982,752
Experiential Services
Experiential services	$377,707	$342,731	$1,039,433	$969,590
Total Experiential Services revenues	$377,707	$342,731	$1,039,433	$969,590
Retailer Services
Retail merchandising services	$181,419	$189,002	$534,773	$543,700
Advisory services	52,472	59,039	116,742	129,831
Agency services	14,610	17,141	45,697	48,166
Total Retailer Services revenues	$248,501	$265,182	$697,212	$721,697
Total revenues	$915,012	$939,270	$2,610,511	$2,674,039

Deferred revenues represent cash payments that are received in advance of the Company’s satisfaction of the applicable obligation and are included in Deferred revenues in the Condensed Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the three and nine months ended September 30, 2025 that were included in Deferred revenues as of December 31, 2024 were $4.3 million and $20.1 million, respectively. Revenues recognized during the three and nine months ended September 30, 2024 included in Deferred revenues as of December 31, 2023 were $1.3 million and $18.1 million, respectively.

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to expand their existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company’s annual report for fiscal year 2025. The new standard is expected to be applied prospectively, but retrospective application is permitted. The Company will adopt this standard prospectively for the year ending December 31, 2025. The adoption of this update is expected to impact only the Company’s disclosures and is not expected to have a material impact on the consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software costs to reflect incremental and iterative development methods. The amendments remove prescriptive development stages and require capitalization of software costs once management has authorized and committed to funding the project and it is probable the project will be completed and the software will be used as intended. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those years, with early adoption permitted and application on a prospective, modified retrospective, or retrospective basis. The Company is currently evaluating the impact of ASU 2025-06 on the consolidated financial statements and related disclosures.

Other new accounting pronouncements recently issued or newly effective were not applicable to the Company, did not have a material impact on the condensed consolidated financial statements or are not expected to have a material impact on the condensed consolidated financial statements.

2. Discontinued Operations

2024 Divestitures

As discussed in Note 1—Organization and Significant Accounting Policies, as a result of a reorganization effectuated on January 1, 2024, the Company initiated its Divestiture Plan of certain non-core businesses for disposition. On January 31, 2024, and as part of this plan, the Company sold a collection of foodservice businesses. As part of the sale, the foodservice businesses were combined with an entity owned by the buyer, with the Company receiving approximately $91.0 million, subject to working capital adjustments and an ongoing 7.5% interest in the combined business. The ongoing ownership interest represents a continuing involvement which the Company has determined represents an equity method investment. Upon the close of the transaction, the retained 7.5% interest was recognized at fair value of $8.4 million, valued using unobservable inputs (i.e., Level 3 inputs), primarily discounted cash flows. The investment was reported in “Investments in unconsolidated affiliates” on the Condensed Consolidated Balance Sheets and equity income (loss) reported in “Income from equity method investments” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024.

During the three months ended September 30, 2025, the Company sold its remaining 7.5% ownership interest in the combined foodservice business for $18.6 million in cash proceeds, resulting in a gain of $8.5 million. The sale of the remaining ownership interest did not represent a strategic shift that had (or will have) a major effect on the Company’s operations or financial results as contemplated by ASC 205-20, Presentation of Financial Statements—Discontinued Operations. Accordingly, the related results and gain on sale are presented as a component of continuing operations, with the gain recognized in “Gain on divestiture” within the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

During the nine months ended September 30, 2024, the Company sold two agencies in the Branded Services segment, one agency in the Experiential Services segment and one agency in the Retailer Services segment for a total of $65.2 million including estimated working capital adjustments. As a result, the Company recorded a gain from these divestitures of $70.2 million as a component of “Net income (loss) from discontinued operations, net of tax” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Proceeds from the sales were classified as cash provided by investing activities from continuing operations in the Condensed Consolidated Statements of Cash Flows.

On July 31, 2024, the Company completed the sale of the Jun Group business, included in the Branded Services segment, in exchange for proceeds of approximately $185.0 million less any adjustments. The Company received approximately $130.0 million in cash upon completion of the sale. As part of the purchase agreement, the buyer agreed to remit the remaining consideration to the Company in two additional installments after the completion of the sale.

During the three months ended September 30, 2025, the Company received approximately $22.5 million in cash for the first installment. As of September 30, 2025, the second installment of approximately $27.5 million is reflected in “Prepaid expenses and other current assets” in the Condensed Consolidated Balance Sheets.

The following table presents the summarized statements of operations of discontinued operations.

(in thousands)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenues	$6,509	$80,017
Cost of revenues (exclusive of depreciation and amortization shown separately below)	4,077	59,605
Selling, general, and administrative expenses	3,238	15,816
Gain on divestitures	(25,065)	(95,261)
Depreciation and amortization	204	4,695
Total operating expenses	(17,546)	(15,145)
Operating income from discontinued operations	24,055	95,162
Other expenses:
Interest expense	—	48
Total other expenses	—	48
Income before income taxes from discontinued operations	24,055	95,114
Provision for income taxes from discontinued operations	29,511	41,371
Net income from discontinued operations, net of tax	(5,456)	53,743
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	—	2,192
Net income from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$(5,456)	$51,551

The following table provides a summary of the cash flows from discontinued operations:

(in thousands)	Nine Months Ended September 30, 2024
Net cash provided by operating activities from discontinued operations	$6,437
Net cash used in investing activities from discontinued operations	(7,304)
Net cash used in financing activities from discontinued operations	(4,362)
Net effect of foreign currency changes on cash from discontinued operations	(412)
Net change in cash, cash equivalents and restricted cash from discontinued operations	$(5,641)

3. Goodwill and Intangible Assets

The carrying amount of goodwill as of September 30, 2025 and December 31, 2024 was $477.0 million. Accumulated impairment losses related to goodwill were $2.3 billion as of September 30, 2025 and December 31, 2024.

During the second quarter of 2024, the Company determined a triggering event occurred and an impairment assessment was warranted for the Branded Agencies reporting unit goodwill due to the pending sale of one of the businesses that comprised a substantial portion of the assets, liabilities and prospective cash flows of the Branded Agencies reporting unit. As a result of the impairment test performed, the Company recognized a non-cash goodwill impairment charge of $99.7 million related to the Company's Branded Agencies reporting unit goodwill during the nine months ended September 30, 2024, which has been reflected in “Impairment of goodwill” in the Condensed Consolidated Statements of Comprehensive Income (Loss). As a result of this charge, an immaterial amount of goodwill remains in this reporting unit.

The following tables set forth information for intangible assets:

		September 30, 2025
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,256,367	$1,681,588	$—	$574,779
Trade names	10 years	88,600	68,998	—	19,602
Total finite-lived intangible assets		2,344,967	1,750,586	—	594,381
Indefinite-lived intangible assets:
Trade name		1,480,000	—	870,500	609,500
Total other intangible assets		$3,824,967	$1,750,586	$870,500	$1,203,881

		December 31, 2024
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,256,382	$1,559,551	$—	$696,831
Trade names	10 years	88,600	62,353	—	26,247
Total finite-lived intangible assets		2,344,982	1,621,904	—	723,078
Indefinite-lived intangible assets:
Trade name		1,480,000	—	870,500	609,500
Total other intangible assets		$3,824,982	$1,621,904	$870,500	$1,332,578

Amortization of intangible assets was $42.9 million and $44.5 million for the three months ended September 30, 2025 and 2024, respectively, and $128.8 million and $133.0 million for the nine months ended September 30, 2025 and 2024, respectively.

4. Debt

(in thousands)	September 30, 2025	December 31, 2024
Term Loan Facility due 2027	$1,096,058	$1,105,995
6.5% Senior Secured Notes due 2028	595,087	615,087
Total long-term debt	1,691,145	1,721,082
Less: current portion	13,250	13,250
Less: debt issuance costs	15,737	21,142
Long-term debt, net of current portion	$1,662,158	$1,686,690

In April 2024, the Company amended its secured first lien term loan credit facility (as may be amended from time to time, the “Term Loan Facility”) to reduce the applicable interest rate margin (a) from 4.50% to 4.25% for SOFR loans or (b) from 3.50% to 3.25% for base rate loans. The Term Loan Facility bears interest at a floating rate of Term SOFR plus an applicable margin of 4.25% per annum, subject to an additional spread adjustment on SOFR ranging from 0.11% to 0.26%. Interest on the 6.5% Senior Secured Notes due 2028 (the “Notes”) is payable semi-annually in arrears at a rate of 6.50% per annum.

The Company was in compliance with all of its affirmative and negative covenants under the Term Loan Facility and Notes as of September 30, 2025. The Company is required to repay the principal under the Term Loan Facility in the greater amount of its excess cash flow, as such term is defined in the agreement governing the Term Loan Facility, or $13.3 million, per annum, in quarterly payments. The Company made the minimum quarterly principal payments of

$3.3 million and $9.9 million during the three and nine months ended September 30, 2025 and 2024, respectively. No payments under the excess cash flow calculation were required in such periods.

The Company voluntarily repurchased an aggregate of $20.0 million principal amount of the Notes during the first quarter of 2025 and recognized a gain on the repurchase of $1.8 million. The Company did not make any voluntary repurchases during the second and third fiscal quarters of 2025. The Company voluntarily repurchased an aggregate of $50.4 million and $127.9 million principal amount of the Notes during the three and nine months ended September 30, 2024, respectively, and recognized a gain on the repurchase of $3.5 million and $8.6 million for the three and nine months ended September 30, 2024, respectively. Gains on the repurchase of the Notes were recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for all periods presented.

The Company voluntarily repurchased an aggregate of $29.8 million principal amount of its Term Loan Facility during the three and nine months ended September 30, 2024. The Company recognized a gain on the repurchases of $0.5 million for the three and nine months ended September 30, 2024 as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The Company did not make any voluntary repurchases of the Term Loan Facility during the three and nine months ended September 30, 2025.

As of September 30, 2025, the Company had no borrowings under its senior secured asset-based revolving credit facility in an aggregate principal amount of up to $500.0 million, subject to borrowing base capacity (as may be amended from time to time, the “Revolving Credit Facility”). All borrowings under the Revolving Credit Facility are subject to the satisfaction of certain customary conditions. Borrowings under the Revolving Credit Facility bear interest at a floating rate, which at the option of the Company may be either (i) a base rate or Canadian Prime Rate plus an applicable margin of 0.75%, 1.00%, or 1.25% per annum or (ii) Term SOFR or Alternative Currency Spread plus an applicable margin of 1.75%, 2.00% or 2.25% per annum. The Company is required to pay a commitment fee ranging from 0.250% to 0.375% per annum in respect of the average daily unused commitments under the Revolving Credit Facility.

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

	September 30, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Liabilities measured at fair value
Derivative financial instruments	$670	$—	$670	$—
Total liabilities measured at fair value	$670	$—	$670	$—

	December 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$796	$—	$796	$—
Total assets measured at fair value	$796	$—	$796	$—

Interest Rate Cap Agreements

The Company has interest rate collar contracts with an aggregate notional value of principal of $700.0 million as of September 30, 2025, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. The interest rate collar contracts will mature on April 5, 2026, 2027 and 2028.

As of September 30, 2025, the fair value of the Company’s outstanding interest collars of $0.7 million was included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets. As of December 31, 2024 the fair value of the Company’s outstanding interest rate caps and collars of $0.8 million was included in “Other assets” in the Condensed Consolidated Balance Sheets. Changes in fair value of the Company's outstanding interest rate caps and collars are recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

During the three months ended September 30, 2025 and 2024, the Company recorded a gain of $0.5 million and a loss of $3.7 million, respectively, within “Interest expense, net,” related to changes in the fair value of its derivative instruments. During the nine months ended September 30, 2025 and 2024, the Company recorded a loss of $1.5 million and a gain of $1.7 million, respectively, within “Interest expense, net”, related to changes in the fair value of its derivative instruments.

Long-term Debt

The following tables set forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at September 30, 2025
Term Loan Facility	$1,096,058	$1,121,094
Notes	595,087	606,363
Total long-term debt	$1,691,145	$1,727,457

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2024
Term Loan Facility	$1,105,995	$1,153,346
Notes	615,087	612,533
Total long-term debt	$1,721,082	$1,765,879

6. Related Party Transactions

An officer of the Company serves as a member of the board of directors of a client of the Company. The Company recognized $1.2 million and $1.3 million of revenues from such client during each of the three months ended September 30, 2025 and 2024, respectively. The Company recognized $3.7 million and $3.9 million of revenues from such client during each of the nine months ended September 30, 2025 and 2024, respectively. Accounts receivable from this client were $0.8 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively.

Prior to April 1, 2025, a member of the board of directors of the Company served as an officer of a client of the Company. The Company recognized $2.0 million of revenues from such client during the three months ended September 30, 2024. The Company recognized $2.2 million of revenues from such client during the three months ended March 31, 2025. Following that period, the member of the Company’s board of directors ceased serving as an officer of the client. The Company recognized $5.9 million of revenues from such client during the nine months ended September 30, 2024. Accounts receivable from this client was $0.2 million as of December 31, 2024.

Unconsolidated Affiliates

During the three months ended September 30, 2025 and 2024, the Company recognized revenues of an immaterial amount and $2.7 million, respectively, from its investment in unconsolidated affiliates. During the nine months ended September 30, 2025 and 2024, the Company recognized revenues of $3.7 million and $14.0 million, respectively, from its investment in unconsolidated affiliates. Accounts receivable from transactions with unconsolidated affiliates were $0.8 million and $0.9 million as of September 30, 2025 and December 31, 2024, respectively.

7. Income Taxes

The Company had a negative effective tax rate of 287.0% and an effective tax rate of 5.0% for the three and nine months ended September 30, 2025, respectively, compared to effective tax rates of 11.5% and 15.9% for the corresponding periods in 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law, introducing significant amendments to the U.S. federal tax code. As a result of this legislation, the Company recorded a discrete income tax benefit of $2.7 million during the three months ended September 30, 2025, related to the remeasurement of the deferred tax asset on interest expense carryforwards and the corresponding adjustment to the valuation allowance. The effective tax rate for the three and nine months ended September 30, 2025 differed from the U.S. federal statutory rate primarily due to the change of a valuation allowance on disallowed interest expense carryforwards. The change in the valuation allowance reflects the impact of newly enacted tax legislation.

The effective tax rate for the three and nine months ended September 30, 2024 differed from the statutory rate primarily due to the non-deductible goodwill impairment recognized during that period.

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

Discontinued operations are not included in the applicable reportable segments. Refer to Note 2—Discontinued Operations.

The tables below summarize revenues, significant expenses and operating income (loss) by reportable segment:

	Three Months Ended September 30, 2025
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$288,804	$377,707	$248,501	$915,012
Less:
Compensation and benefits	155,481	175,298	149,345	480,124
Reimbursable expenses[1]	30,767	103,363	—	134,130
Other segment items[2]	72,753	67,390	79,592	219,735
Depreciation and amortization	31,487	10,744	8,512	50,743
Income from equity method investments	(1,408)	—	—	(1,408)
Gain on divestiture	(8,472)	—	—	(8,472)
Total segment operating expenses from continuing operations	280,608	356,795	237,449	874,852

Total segment operating (loss) income from continuing operations	$8,196	$20,912	$11,052	$40,160

	Three Months Ended September 30, 2024
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$331,357	$342,731	$265,182	$939,270
Less:
Compensation and benefits	172,948	181,871	160,408	515,227
Reimbursable expenses[1]	48,072	92,084	—	140,156
Other segment items[2]	92,275	57,900	87,838	238,013
Depreciation and amortization	33,087	10,289	8,490	51,866
Income from equity method investments	(2,815)	—	—	(2,815)
Total segment operating expenses from continuing operations	343,567	342,144	256,736	942,447

Total segment operating (loss) income from continuing operations	$(12,210)	$587	$8,446	$(3,177)

	Nine Months Ended September 30, 2025
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$873,866	$1,039,433	$697,212	$2,610,511
Less:
Compensation and benefits	482,040	500,800	448,665	1,431,505
Reimbursable expenses[1]	102,272	295,597	—	397,869
Other segment items[2]	226,747	182,804	198,272	607,823
Depreciation and amortization	94,511	31,965	25,326	151,802
Income from equity method investments	(5,566)	—	—	(5,566)
Gain on divestiture	(8,472)	—	—	(8,472)
Total segment operating expenses from continuing operations	891,532	1,011,166	672,263	2,574,961

Total segment operating (loss) income from continuing operations	$(17,666)	$28,267	$24,949	$35,550

	Nine Months Ended September 30, 2024
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$982,752	$969,590	$721,697	$2,674,039
Less:
Compensation and benefits	552,891	527,367	475,086	1,555,344
Reimbursable expenses[1]	132,907	258,570	—	391,477
Other segment items[2]	244,183	149,031	208,481	601,695
Impairment of goodwill	99,670	—	—	99,670
Depreciation and amortization	97,401	31,224	24,306	152,931
Loss from equity method investments	(2,692)	—	—	(2,692)
Total segment operating expenses from continuing operations	1,124,360	966,192	707,873	2,798,425

Total segment operating (loss) income from continuing operations	$(141,608)	$3,398	$13,824	$(124,386)

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

In April 2018, the Company acquired the business of Take 5 Media Group (“Take 5”). As a result of an investigation into that business in 2019 that identified certain misconduct, the Company terminated all operations of Take 5 in July 2019 and offered refunds to clients of collected revenues attributable to the period after the Company’s acquisition. The Company refers to the foregoing as the “Take 5 Matter.” The Company voluntarily disclosed to the United States federal government certain misconduct occurring at Take 5. In October 2022, an arbitrator made a final award in favor of the Company. In October 2025, the Company entered into an agreement with one of the beneficial owners (and certain other parties) that provides for payments of certain specified amounts to the Company. The Company is currently unable to estimate if or when it will be able to collect any amounts from any of the beneficial owners. The Take 5 Matter may result in additional litigation against the Company, including lawsuits from clients, or governmental investigations, which may expose the Company to potential liability in excess of the amounts being offered by the Company as refunds to Take 5 clients.

In the ordinary course of business, the Company is required to provide financial commitments in the form of surety bonds to third parties as a guarantee of its performance on and its compliance with certain obligations. If the Company were to fail to perform or comply with these obligations, any draws upon surety bonds issued on its behalf would then trigger the Company's payment obligation to the surety bond issuer. The Company has outstanding surety bonds issued for its benefits of $15.0 million as of September 30, 2025 and December 31, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Restricted stock-based unit awards	$5,970	$5,121	$14,168	$14,265
Other share-based awards	1,445	3,022	6,315	9,959
Total stock-based compensation before tax	7,415	8,143	20,483	24,224
Tax benefit	(1,491)	(1,429)	(3,635)	(4,038)
Total stock-based compensation expense included in net income (loss)	$5,924	$6,714	$16,848	$20,186

Performance Restricted Stock Units

PSUs granted in fiscal years 2025 and 2024 cliff-vest after three years at a rate ranging from 0% to 200% subject to achievement of certain financial performance criteria over the same three years based on measurements of the Company’s Adjusted EBITDA margin and cash earnings, both terms as defined in the award agreement, and the recipient's continued service to the Company. Financial performance is measured at the conclusion of each fiscal year of the vesting period by the Human Capital Committee (“HCC”). The number of PSUs that ultimately vest is further modified based on the Company’s total shareholder return (“TSR”) relative to a defined peer group over the same performance period (which adjustment imposes a floor or a cap on the total number of PSUs that are eligible to vest based on the Company’s relative total shareholder return ranking). Following completion of the performance period and determination of achievement levels, the HCC approves the final number of PSUs vested and settled in shares of the

Company’s Class A common stock. During the first quarter of 2025, the HCC determined the year one achievement percentage for PSUs granted in fiscal year 2024 to be 128.3% with two years remaining in the performance period. No achievement assessment has been determined for awards granted in 2025 as the Company has not completed any performance periods in the measurement period.

PSUs granted in fiscal year 2023 vest over a three year period at a rate ranging from 0% to 150% subject to achievement of certain financial performance criteria based on the Company’s revenues and Adjusted EBITDA targets, both terms as defined in the award agreement, over the 2023 fiscal year, and the recipient’s continued service to the Company. During the first quarter of 2024, the HCC determined that the achievement percentage for the 2023 grants was 150%. This achievement percentage is subject to downward adjustment in fiscal years 2024 and 2025 by the HCC if the Company does not maintain above target performance.

The fair value of PSU grants was equal to the closing price of the Company’s stock on the date of the applicable grant. The following table presents the number of PSUs that would potentially be issued upon achievement of performance criteria at threshold, target and maximum. The maximum potential expense if the maximum achievement level were met for these awards has been provided in the table below. Recognition of expense associated with performance-based stock is not permitted until achievement of the performance targets are probable of occurring.

Year Granted	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Grant Date Fair Value Per Share	Maximum Remaining Unrecognized Compensation Expense	Weighted-average remaining requisite service periods
2025	464,057	3,712,457	7,424,915	$1.31	$5,977,758	2.6 years
2024	138,369	1,106,955	1,949,348	$3.38	$1,897,716	1.6 years
2023	3,520,652	3,520,652	5,280,978	$2.12	$2,099,122	0.7 years

The following table summarizes the PSU activity for the nine months ended September 30, 2025:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	6,770,840	$2.56
Granted	4,005,531	$1.30
Distributed	(1,564,802)	$2.32
Forfeited	(1,159,926)	$2.22
PSU performance adjustment (1)	288,421	$4.33
Outstanding at September 30, 2025 (2)	8,340,064	$2.05

(1) The number of PSUs outstanding was adjusted during the first quarter of fiscal year 2025, to reflect the 128.3% achievement level approved by the HCC for fiscal year 2024.

(2) PSU award activity is presented at target until the period in which the HCC approves the achievement percentages, at which point the awards are adjusted accordingly, subject to additional performance requirements and service-based vesting conditions.

Restricted Stock Units

RSUs are subject to the recipient’s continued service to the Company. RSUs are generally scheduled to vest over three years and are subject to the provisions of the agreement under the Plan.

During the nine months ended September 30, 2025, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	11,817,446	$3.28
Granted	20,823,178	$1.30
Distributed	(5,283,871)	$3.37
Forfeited	(3,102,533)	$2.04
Outstanding at September 30, 2025	24,254,220	$1.72

As of September 30, 2025, the total remaining unrecognized compensation cost related to RSUs amounted to $22.2 million, which is expected to be amortized over the weighted-average remaining requisite service periods of 2.2 years.

Stock Options

During the nine months ended September 30, 2025, the following activities involving stock options occurred under the Plan:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	20,433,018	$5.75
Granted	7,216,054	$1.31
Forfeited	(1,811,428)	$6.59
Cancelled/Expired	(146,373)	$2.83
Outstanding at September 30, 2025	25,691,271	$4.46	6.6 years	$1,559
Exercisable at September 30, 2025	7,746,630	$3.28	6.2 years	$—

As of September 30, 2025, the Company had approximately $6.4 million of total unrecognized compensation expense related to stock options, net of forfeitures, which the Company expects to recognize over a weighted-average period of approximately 2.2 years. There were no options exercised during the three and nine months ended September 30, 2025 and 2024.

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

The following is a reconciliation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and earnings per share data)	2025	2024	2025	2024
Basic earnings per share computation:
Numerator:
Net income (loss) from continuing operations attributable to stockholders of Advantage Solutions Inc.	$20,565	$(37,320)	$(66,005)	$(200,469)
Net (loss) income from discontinued operations, net of tax	—	(5,456)	—	53,743
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	—	—	—	2,192
Net (loss) income from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$(5,456)	$—	$51,551
Denominator:
Weighted average common shares - basic	325,921,176	321,080,571	323,988,621	321,774,115
Basic income (loss) per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$0.06	$(0.12)	$(0.20)	$(0.62)
Basic (loss) earnings per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$(0.02)	$—	$0.17
Diluted earnings per share computation:
Numerator:
Net income (loss) from continuing operations attributable to stockholders of Advantage Solutions Inc.	$20,565	$(37,320)	$(66,005)	$(200,469)
Net (loss) income from discontinued operations, net of tax	—	(5,456)	—	53,743
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	—	—	—	2,192
Net (loss) income from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$(5,456)	$—	$51,551
Denominator:
Weighted average common shares outstanding	325,921,176	321,080,571	323,988,621	321,774,115
Performance stock units	3,727,256	—	—	—
Restricted stock units	9,880,861	—	—	—
Employee stock purchase plan and stock options	317,904	—	—	—
Weighted average common shares - diluted	339,847,197	321,080,571	323,988,621	321,774,115
Diluted income (loss) per common share from continuing operations	$0.06	$(0.12)	$(0.20)	$(0.62)
Diluted (loss) income per common share from discontinued operations	$—	$(0.02)	$—	$0.17

The Company had 18,578,321 warrants to purchase Class A common stock at $11.50 per share outstanding at September 30, 2025 and 2024, which have been excluded from the calculation of diluted earnings per common share, as the weighted average market price of the common stock during the three and nine months ended September 30, 2025 and 2024 did not exceed the exercise price of the warrants.

In accordance with the treasury stock method the weighted average shares outstanding assuming dilution include the incremental effect of stock-based awards, except when such effect would be antidilutive. Stock-based awards of 10.3 million weighted-average shares were outstanding for the nine months ended September 30, 2025, but were not included in the computation of diluted (loss) earnings per common share because the net loss position of the Company made them antidilutive. Stock-based awards of 13.9 million and 16.6 million weighted-average shares were outstanding for the three and nine months ended September 30, 2024, but were not included in the computation of diluted loss per common share because the net loss position of the Company made them antidilutive.

12. Subsequent Events

On October 28, 2025, the Company’s public and private placement warrants expired in accordance with their contractual terms. No warrants were exercised during the period from October 1, 2025 through October 28, 2025

. As of the expiration date, the warrants had no intrinsic value and a fair value of zero. Accordingly, the Company’s liability balance related to the warrants was fully extinguished subsequent to September 30, 2025.

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

Business Overview

We are a leading omni-commerce business solutions provider to consumer goods manufacturers and retailers. We have a strong platform of essential, business critical services like headquarter sales, retail merchandising, in-store sampling, digital commerce, and shopper marketing. We generate demand for brands and retailers of all sizes, helping get the right products on the shelf, whether physical or digital, and into the hands of consumers in every way they shop. We use a scaled platform to innovate as a trusted partner with our clients, solving problems to increase their efficiency and effectiveness across a broad range of channels.

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

We report financial results for the following three reportable segments:

Through our Branded Services segment, which generated approximately 33.5% and 36.8% of our revenues in the nine months ended September 30, 2025 and 2024, respectively, we provide services to branded consumer goods manufacturers through three main categories: brokerage, branded merchandising and omni-commerce marketing services. Brokerage services is primarily an outsourced sales and services agency for branded consumer goods manufacturers at retailer headquarters, in-store and online. Additionally, we lead with insights to execute branded merchandising strategies for branded consumer goods manufacturers related to merchandising in-store and online to drive product sales. Our omni-commerce marketing services primarily relate to digital and field marketing services, including shopper marketing, targeted advertising, interactive design and development, inventory management, application development and content management solutions.

Through our Experiential Services segment, which generated approximately 39.8% and 36.3% of our revenues in the nine months ended September 30, 2025 and 2024, respectively, we help brands and retailers reach consumers and convert shoppers into buyers through in-store and online sampling and demonstrations. We manage highly customized, large-scale sampling programs for leading brands and retailers. We also manage, organize and execute special events for brands and retailers, including large-scale meetings, mobile tours, summits and festivals.

Through our Retailer Services segment, which generated approximately 26.7% and 27.0% of our revenues in the nine months ended September 30, 2025 and 2024, respectively, we provide end-to-end advisory, retailer merchandising and agency services to retailers. Advisory services primarily consist of consulting services related to private brand development, including coordination related to the sourcing, manufacturing, branding and distribution of private label products to the end retailer. Retailer merchandising services primarily relate to the execution of merchandising strategies, including traditional services such as interior store construction, store resets, category updates and new item implementation. Agency services primarily consist of providing marketing strategies within retail locations, including retail media networks, and analyzing shopper behavior to offer planning, execution and measurement of insight-based, retailer-specific promotions that target retailers’ specific shopper base to drive product sales.

Executive Summary

	Three Months Ended September 30,		Change Reported		Nine Months Ended September 30,		Change Reported
(amounts in thousands)	2025	2024	$	%	2025	2024	$	%
Revenues	$915,012	$939,270	$(24,258)	(2.6)%	$2,610,511	$2,674,039	$(63,528)	(2.4)%
Operating income (loss) from continuing operations	40,160	(3,177)	43,337	1364.1%	35,550	(124,386)	159,936	128.6%
Net income (loss) from continuing operations	20,565	(37,320)	57,885	155.1%	(66,005)	(200,469)	134,464	67.1%
Adjusted Net Income(1)	53,961	23,667	30,294	128.0%	52,335	54,889	(2,554)	(4.7)%
Adjusted EBITDA(1)
Branded Services	41,657	48,796	(7,139)	(14.6)%	103,638	125,986	(22,348)	(17.7)%
Experiential Services	35,320	23,299	12,021	51.6%	73,276	62,603	10,673	17.0%
Retailer Services	22,577	28,825	(6,248)	(21.7)%	67,228	72,869	(5,641)	(7.7)%
Adjusted EBITDA from Continuing Operations	$99,554	$100,920	$(1,366)	(1.4)%	$244,142	$261,458	$(17,316)	(6.6)%

af

(1)
Adjusted Net Income and Adjusted EBITDA from Continuing Operations are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA from Continuing Operations and reconciliations of Net income to Adjusted Net Income and Adjusted EBITDA from Continuing Operations, see “Non-GAAP Financial Measures.”

The Company reported net income of $20.6 million in the third quarter of 2025, compared to a net loss of $37.3 million during the same period last year. This positive shift was primarily supported by a strong performance in our Experiential segment primarily driven by strong demand and execution, reduced selling, general, and administrative expenses, a one-time gain from divesting an equity stake in a foodservice business, and favorable tax legislation. While these results are encouraging, they were tempered by declines in the Branded and Retailer segments.

Adjusted EBITDA was $99.6 million for the third quarter of 2025 as compared to $100.9 million for the third quarter of 2024, reflecting a modest decrease compared to the same period in 2024. Adjusted EBITDA versus the same period last year was supported by a strong performance in the Experiential Services segment driven by strong demand and execution; however, broader macroeconomic headwinds continued to impact our Branded and Retailer Services segments negatively.

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

Adjusted EBITDA from Continuing Operations means net (loss) income before (i) interest expense (net), (ii) provision for (benefit from) income taxes, (iii) depreciation, (iv) amortization of intangible assets, (v) impairment of goodwill, (vi) changes in fair value of warrant liability, (vii) stock-based compensation expense, (viii) equity-based compensation of Karman Topco L.P., (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition and divestiture related expenses, (xi) (gain) loss on divestiture, (xii) restructuring expenses, (xiii) reorganization expenses, (xiv) litigation expenses (recovery), (xv) COVID-19 benefits received, (xvi) costs associated with (recovery from) the Take 5 Matter, (xvii) EBITDA for economic interests in investments and (xviii) other adjustments that management believes are helpful in evaluating our operating performance.

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

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

The following table sets forth items derived from the Company’s consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 in dollars and as a percentage of total revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2025		2024		2025		2024
Revenues	$915,012	100.0%	$939,270	100.0%	$2,610,511	100.0%	$2,674,039	100.0%
Cost of revenues	776,421	84.9%	794,958	84.6%	2,246,107	86.0%	2,298,139	85.9%
Selling, general, and administrative expenses	57,568	6.3%	98,438	10.5%	191,090	7.3%	250,377	9.4%
Impairment of goodwill	—	0.0%	—	0.0%	—	0.0%	99,670	3.7%
Depreciation and amortization	50,743	5.5%	51,866	5.5%	151,802	5.8%	152,931	5.7%
Income from equity method investments	(1,408)	(0.2)%	(2,815)	(0.3)%	(5,566)	(0.2)%	(2,692)	(0.1)%
Gain on divestiture	(8,472)	(0.9)%	—	0.0%	(8,472)	(0.3)%	—	0.0%
Total operating expenses	874,852	95.6%	942,447	100.3%	2,574,961	98.6%	2,798,425	104.7%
Operating income (loss) from continuing operations	40,160	4.4%	(3,177)	(0.3)%	35,550	1.4%	(124,386)	(4.7)%
Other expenses:						0.0%
Change in fair value of warrant liability	(109)	0.0%	40	0.0%	(83)	0.0%	(359)	0.0%
Interest expense, net	34,954	3.8%	38,969	4.1%	105,128	4.0%	114,484	4.3%
Total other expenses	34,845	3.8%	39,009	4.2%	105,045	4.0%	114,125	4.3%
Income (loss) from continuing operations before benefit from income taxes	5,315	0.6%	(42,186)	(4.5)%	(69,495)	(2.7)%	(238,511)	(8.9)%
Benefit from income taxes from continuing operations	(15,250)	(1.7)%	(4,866)	(0.5)%	(3,490)	(0.1)%	(38,042)	(1.4)%
Net income (loss) from continuing operations	$20,565	2.2%	$(37,320)	(4.0)%	$(66,005)	(2.5)%	$(200,469)	(7.5)%

Other Financial Data
Adjusted Net Income(1)	$53,961	5.9%	$23,667	2.5%	$52,335	2.0%	$54,889	2.1%
Adjusted EBITDA from Continuing Operations(1)	$99,554	10.9%	$100,920	10.7%	$244,142	9.4%	$261,458	9.8%

Comparison of the Three Months Ended September 30, 2025 and 2024

Revenues

	Three Months Ended September 30,		Change
(amounts in thousands)	2025	2024	$	%
Branded Services	$288,804	$331,357	$(42,553)	(12.8)%
Experiential Services	377,707	342,731	34,976	10.2%
Retailer Services	248,501	265,182	(16,681)	(6.3)%
Total revenues	$915,012	$939,270	$(24,258)	(2.6)%

Branded Services segment revenues decreased $42.6 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease includes a $17.3 million reduction in revenues from reimbursable expenses. Excluding the impact of reimbursable expenses, the decline was primarily attributable to lower volumes, client losses and reductions in scope of services, which exceeded new business wins. These trends reflect continued macroeconomic uncertainty, as clients continue to manage their brand support spending with heightened scrutiny during the period.

Experiential Services segment revenues increased $35.0 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase includes $11.3 million of additional revenues from reimbursable expenses. Excluding the impact of reimbursable expenses, the remaining increase was primarily driven by higher event volume on improved demand, enhanced staffing levels, favorable client and service mix, and higher average pricing, reflecting continued recovery and growth in client activation activity.

Retailer Services segment revenues decreased $16.7 million during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily driven by lower volumes in our existing client base, partially offset by better pricing.

Cost of Revenues

Cost of revenues as a percentage of revenues for the three months ended September 30, 2025 was 84.9%, as compared to 84.6% for the three months ended September 30, 2024. The net increase as a percentage of revenues was primarily attributable to an increase in variable labor costs, partially offset by lower fixed labor costs, driven by prior period restructuring events, and lower discretionary bonus.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses as a percentage of revenues for the three months ended September 30, 2025 was 6.3%, compared to 10.5% for the three months ended September 30, 2024. The decrease as a percentage of revenues was primarily driven by lower restructuring costs, reimbursement of $5.0 million of COVID-19 eligible expenses incurred in prior periods, and lower compensation costs, partially offset by higher technology spend.

Depreciation and Amortization Expense

Depreciation and amortization expense was $50.7 million for the three months ended September 30, 2025 compared to $51.9 million for the three months ended September 30, 2024. The net decrease was primarily due to a $1.6 million decrease in amortization expense resulting from intangible asset impairment charges incurred in fiscal year 2024, partially offset by a $0.3 million increase in depreciation expense as a result of an increase in software amortization on increased investment in software, primarily due to the implementation of our new global enterprise resource planning system.

Operating (Loss) Income from Continuing Operations

	Three Months Ended September 30,		Change
(amounts in thousands)	2025	2024	$	%
Branded Services	$8,196	$(12,210)	$20,406	167.1%
Experiential Services	20,912	587	20,325	3,462.5%
Retailer Services	11,052	8,446	2,606	30.9%
Total operating income (loss) from continuing operations	$40,160	$(3,177)	$43,337	1,364.1%

In the Branded Services segment, the transition from operating loss to operating income during the three months ended September 30, 2025 as compared to the same period in the prior year was primarily due to an $8.5 million gain on the divestiture of our 7.5% equity method investment in a foodservices business, lower operating costs, partially offset by lower earnings on decreased revenues, as discussed above. The improvement in operating expenses was primarily in reduced payroll, lower restructuring and reorganization expenses, and lower incentives.

In the Experiential Services segment, the increase in operating income during the three months ended September 30, 2025 as compared to the same period in the prior year was due to the increase in revenues as discussed above, as well as lower restructuring and reorganization costs and the result of cost reduction efforts, including reductions in payroll-related and other indirect expenses.

In the Retailer Services segment, the increase in operating income during the three months ended September 30, 2025 as compared to the same period in the prior year was primarily driven by lower restructuring and reorganization costs, and favorable cost management actions partially offset by the decrease in revenues as discussed above.

Interest Expense, net

Interest expense, net decreased by $4.0 million, or 10.3%, to $35.0 million for the three months ended September 30, 2025, from $39.0 million for the three months ended September 30, 2024. The decrease in interest expense was primarily due to lower interest rates and lower debt balance as a result of repurchases of debt associated with the Term Loan Facility and Notes as further described in “Liquidity and Capital Resources—Repurchases of Shares and Debt—Repurchases of Term Loan Facility and Notes.” The decrease was also due to a decrease in fair value adjustments for our derivative financial instruments, partially offset by gains on the repurchase of Notes during the three months ended September 30, 2024, which did not recur during the three months ended September 30, 2025.

Benefit from Income Taxes

The Company recognized a benefit from income taxes of $15.3 million and $4.9 million for the three months ended September 30, 2025 and 2024, respectively. Although the Company generated pretax income from continuing operations during the 2025 period, the effective tax rate reflected a tax benefit driven by the release of the valuation allowance on interest expense carryforwards resulting from OBBB.

Net Income (Loss) from Continuing Operations

Net income from continuing operations was $20.6 million for the three months ended September 30, 2025, compared to net loss from continuing operations of $37.3 million for the three months ended September 30, 2024. The improvement from a net loss to net income was primarily driven by lower restructuring costs, reimbursement of $5.0 million of COVID-19 eligible expenses incurred in prior periods, and lower compensation costs, partially offset by higher technology spend. Further contributing to the improvement was lower interest expense, higher income tax benefit and an $8.5 million gain on the divestiture of our 7.5% equity method investment in a foodservices business during the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Revenues

	Nine Months Ended September 30,		Change
(amounts in thousands)	2025	2024	$	%
Branded Services	$873,866	$982,752	$(108,886)	(11.1)%
Experiential Services	1,039,433	969,590	69,843	7.2%
Retailer Services	697,212	721,697	(24,485)	(3.4)%
Total revenues	$2,610,511	$2,674,039	$(63,528)	(2.4)%

Branded Services segment revenues decreased $108.9 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease includes a $30.6 million reduction in revenues from reimbursable expenses. Excluding the impact of reimbursable expenses, the decline was primarily attributable to lower volumes, client losses and reductions in scope of services, which exceeded new business wins. These trends reflect continued macroeconomic uncertainty, as clients continue to manage their brand support spending with heightened scrutiny during the period.

Experiential Services segment revenues increased $69.8 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase includes $37.0 million of additional revenues from reimbursable expenses. Excluding the impact of reimbursable expenses, the remaining increase was primarily driven by higher event volume on improved demand, enhanced staffing levels, favorable client and service mix, and higher average pricing, reflecting continued recovery and growth in client activation activity.

Retailer Services segment revenues decreased $24.5 million during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease in revenues was primarily driven by lower volumes in our existing client base, partially offset by better pricing.

Cost of Revenues

Cost of revenues as a percentage of revenues remained substantially consistent at 86.0% for the nine months ended September 30, 2025, as compared to 85.9% for the nine months ended September 30, 2024. The net increase as a percentage of revenues was primarily attributable to an increase in variable labor costs, partially offset by lower fixed labor costs, driven by prior period restructuring events, and lower discretionary bonus.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses as a percentage of revenues for the nine months ended September 30, 2025 was 7.3%, compared to 9.4% for the nine months ended September 30, 2024. The decrease as a percentage of revenues was primarily due to lower restructuring and reorganization expenses, reimbursement of $5.7 million of

COVID-19 eligible expenses incurred in prior periods, lower compensation costs, partially offset by higher technology spend and an increase in bad debt expense.

Depreciation and Amortization Expense

Depreciation and amortization expense was materially consistent at $151.8 million for the nine months ended September 30, 2025, compared to $152.9 million for the nine months ended September 30, 2024. The decrease is primarily due to a $4.2 million decrease in amortization expense resulting from intangible asset impairment charges incurred in fiscal year 2024, partially offset by a $3.1 million increase in depreciation expense as a result of an increase in software amortization on increased investment in software, primarily due to the implementation of our new global enterprise resource planning system.

Operating Income (Loss) from Continuing Operations

	Nine Months Ended September 30,		Change
(amounts in thousands)	2025	2024	$	%
Branded Services	$(17,666)	$(141,608)	$123,942	87.5%
Experiential Services	28,267	3,398	24,869	731.9%
Retailer Services	24,949	13,824	11,125	80.5%
Total operating income (loss) from continuing operations	$35,550	$(124,386)	$159,936	128.6%

In the Branded Services segment, the decrease in operating loss during the nine months ended September 30, 2025 as compared to the same period in the prior year was primarily due to a $99.7 million non-cash goodwill impairment charge during the nine months ended September 30, 2024, an $8.5 million gain on the divestiture of our 7.5% equity method investment in a foodservices business during the three months ended September 30, 2025, lower operating expenses, partially offset by lower earnings on decreased revenues, as discussed above, and higher bad debt expense. The improvement in operating expenses was primarily in reduced payroll, lower restructuring and reorganization expenses, and lower incentive compensation.

In the Experiential Services segment, the increase in operating income during the nine months ended September 30, 2025 as compared to the same period in the prior year was primarily driven by the increase in revenues, discussed above, lower restructuring and reorganization expenses, partially offset by higher compensation and staff recruiting expenses.

In the Retailer Services segment, the increase in operating income for the nine months ended September 30, 2025 was primarily due to cost management actions and workforce optimization efforts that reduced part-time labor and discretionary spending, partially offset by the decrease in revenues as discussed above and increased compensation costs.

Interest Expense, net

Interest expense, net decreased by $9.4 million, or 8.2%, to $105.1 million for the nine months ended September 30, 2025, from $114.5 million for the nine months ended September 30, 2024. The decrease in interest expense was primarily due to lower interest rates and a lower debt balance as a result of repurchases of Term Loan Facility and Notes as further described in “Liquidity and Capital Resources—Repurchases of Shares and Debt—Repurchases of Term Loan Facility and Notes.” The decrease was partially offset by an increase in fair value adjustments for our derivative financial instruments and a decrease in gain on repurchase of Notes during the nine months ended September 30, 2025.

Benefit from Income Taxes

For the nine months ended September 30, 2025 and 2024, the Company recognized a benefit from income taxes of $3.5 million and $38.0 million, respectively. The year-over-year fluctuation primarily reflects a change in the effective tax rate (i) due to a reduction in pretax loss compared to the prior-year period, (ii) the non-deductible goodwill impairment recognized in 2024, and (iii) the valuation allowance change on interest expense carryforwards under OBBB.

Net Loss from Continuing Operations

Net loss from continuing operations was $66.0 million for the nine months ended September 30, 2025, compared to net loss from continuing operations of $200.5 million for the nine months ended September 30, 2024. The decrease in net loss from continuing operations was primarily driven by a non-cash goodwill impairment charge of $99.7 million related to our Branded Agencies reporting unit goodwill during the nine months ended September 30, 2024, lower reorganization and restructuring costs, lower interest expense, higher income tax benefit and an $8.5 million gain on the divestiture of our 7.5% equity method investment in a foodservices business during the three months ended September 30, 2025.

Reconciliation of Non-GAAP Financial Measures

Adjusted Net Income

A reconciliation of Adjusted Net Income to Net loss is provided in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss) from continuing operations	$20,565	$(37,320)	$(66,005)	$(200,469)
Add:
Impairment of goodwill	—	—	—	99,670
Gain on divestiture	(8,472)	—	(8,472)	—
Equity-based compensation of Karman Topco L.P. (a)	—	(178)	(1,524)	(658)
Change in fair value of warrant liabilities	(109)	40	(83)	(359)
Fair value adjustments related to contingent consideration related to acquisitions (b)	—	—	—	1,678
Acquisition and divestiture related expenses (c)	251	127	731	(1,207)
Restructuring expenses (d)	—	24,118	931	24,118
Reorganization expenses (e)	9,775	18,637	38,445	73,980
Litigation expenses (recoveries) (f)	50	(1,713)	963	(2,422)
Amortization of intangible assets (g)	42,918	44,529	128,752	132,988
Gain on repurchases of Term Loan Facility and Notes (h)	—	(4,038)	(1,624)	(7,091)
Costs associated with the Take 5 Matter (i)	421	385	985	1,081
Tax adjustments related to non-GAAP adjustments(j)	(11,438)	(20,920)	(40,764)	(66,420)
Adjusted Net Income	$53,961	$23,667	$52,335	$54,889

(a)	Represents expenses related to equity-based compensation expense associated with grants of Common Series D Units of Karman Topco L.P. made to one of our equity sponsors.
(b)	Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions, for the applicable periods.
(c)	Represents fees and costs associated with activities related to our acquisitions, divestitures, and related activities, including professional fees, due diligence, and integration activities.
(d)

Restructuring charges including programs designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes. Restructuring expenses include costs associated with the Voluntary Early Retirement Program ("VERP") and employee termination benefits associated with a reduction-in-force and other optimization initiatives.

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
(h)

Represents a gain associated with the repurchases of Noted and Term Loan Facility debt, net of deferred financing fees related to repricing of Term Loan Facility. For additional information, refer to Note 4—Debt to our unaudited condensed financial statements for the three and nine months ended September 30, 2025 and 2024.

(i)	Represents costs associated with collection activities related to the Take 5 Matter, primarily professional fees and other related costs.
(j)

Represents the tax provision or benefit associated with the adjustments above, taking into account our applicable tax rates, after excluding adjustments related to items that do not have a related tax impact

Adjusted EBITDA

Reconciliations of Adjusted EBITDA from Continuing Operations to Net income (loss) from continuing operations is provided in the following table:

Continuing Operations	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income (loss) from continuing operations	$20,565	$(37,320)	$(66,005)	$(200,469)
Add:
Interest expense, net	34,954	38,969	105,128	114,484
Benefit from income taxes from continuing operations	(15,250)	(4,866)	(3,490)	(38,042)
Depreciation and amortization	50,743	51,866	151,802	152,931
Impairment of goodwill	—	—	—	99,670
Gain on divestiture	(8,472)	—	(8,472)	—
Changes in fair value of warrant liability	(109)	40	(83)	(359)
Stock-based compensation expense (a)	7,415	8,143	20,483	24,224
Equity-based compensation of Karman Topco L.P. (b)	—	(178)	(1,524)	(658)
Fair value adjustments related to contingent consideration (c)	—	—	—	1,678
Acquisition and divestiture related expenses (d)	251	127	731	(1,207)
Restructuring expenses (e)	—	24,118	931	24,118
Reorganization expenses (f)	9,775	18,637	38,445	73,980
Litigation expenses (recovery) (g)	50	(1,713)	963	(2,422)
COVID-19 benefits received (h)	(5,008)	—	(5,723)	—
Costs associated with the Take 5 Matter (i)	421	385	985	1,081
EBITDA for economic interests in investments (j)	4,219	2,712	9,971	12,449
Adjusted EBITDA from Continuing Operations	$99,554	$100,920	$244,142	$261,458

Financial information by segment, including a reconciliation of Adjusted EBITDA by Segment to operating income (loss), the closest GAAP financial measure, is provided in the following table:

Branded Services segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating income (loss)	$8,196	$(12,210)	$(17,666)	$(141,608)
Add:
Depreciation and amortization	31,487	33,087	94,511	97,401
Impairment of goodwill	—	—	—	99,670
Gain on divestiture	(8,472)	—	(8,472)	—
Stock-based compensation expense (a)	3,066	1,829	7,607	8,551
Equity-based compensation of Karman Topco L.P. (b)	—	402	375	924
Fair value adjustments related to contingent consideration (c)	—	—	—	1,678
Acquisition and divestiture related expenses (d)	73	49	457	153
Restructuring expenses (e)	—	15,392	358	15,392
Reorganization expenses (f)	4,410	6,959	17,130	29,863
Litigation (recovery) expenses (g)	(97)	191	273	432
COVID-19 benefits received (h)	(1,646)	—	(1,891)	—
Costs associated with the Take 5 Matter (i)	421	385	985	1,081
EBITDA for economic interests in investments (j)	4,219	2,712	9,971	12,449
Branded Services segment Adjusted EBITDA	$41,657	$48,796	$103,638	$125,986

Experiential Services segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating income	$20,912	$587	$28,267	$3,398
Add:
Depreciation and amortization	10,744	10,289	31,965	31,224
Stock-based compensation expense (a)	1,991	3,371	5,630	7,469
Equity-based compensation of Karman Topco L.P. (b)	—	(281)	(976)	(783)
Acquisition and divestiture related expenses (d)	86	32	160	37
Restructuring expenses (e)	—	3,430	186	3,430
Reorganization expenses (f)	3,285	5,670	9,662	17,394
Litigation expenses (g)	123	201	451	434
COVID-19 benefits received (h)	(1,821)	—	(2,069)	—
Experiential Services segment Adjusted EBITDA	$35,320	$23,299	$73,276	$62,603

Retailer Services segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Operating income	$11,052	$8,446	$24,949	$13,824
Add:
Depreciation and amortization	8,512	8,490	25,326	24,306
Stock-based compensation expense (a)	2,358	2,943	7,246	8,204
Equity-based compensation of Karman Topco L.P. (b)	—	(299)	(923)	(799)
Acquisition and divestiture related expenses (d)	92	46	114	(1,397)
Restructuring expenses (e)	—	5,296	387	5,296
Reorganization expenses (f)	2,080	6,008	11,653	26,723
Litigation expenses (recovery) (g)	24	(2,105)	239	(3,288)
COVID-19 benefits received (h)	(1,541)	—	(1,763)	—
Retailer Services segment Adjusted EBITDA	$22,577	$28,825	$67,228	$72,869

(a)

Represents non-cash compensation expense related to performance stock units, restricted stock units, and stock options under the 2020 Advantage Solutions Incentive Award Plan and the Advantage Solutions 2020 Employee Stock Purchase Plan.

(b)	Represents expenses related to equity-based compensation expense associated with grants of Common Series D Units of Karman Topco L.P. made to one of our equity sponsors.
(c)	Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions, for the applicable periods.
(d)	Represents fees and costs associated with activities related to our acquisitions, divestitures, and related activities, including professional fees, due diligence, and integration activities.
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

(f)	Represents fees and costs associated with various internal reorganization activities, including professional fees, lease exit costs, severance, and nonrecurring compensation costs.
(g)	Represents legal settlements, reserves, and expenses that are unusual or infrequent costs associated with our operating activities.
(h)	Represents benefits received from government grants for COVID-19 relief.
(i)	Represents costs associated with collection activities related to the Take 5 Matter, primarily professional fees and other related costs.
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

Our working capital as of September 30, 2025, included $201.1 million of cash and cash equivalents and $635.4 million of accounts receivable, net of allowance for expected credit losses, both of which will be a significant source of ongoing liquidity. Additionally, as of September 30, 2025, we had the ability to borrow up to $446.3 million under our Revolving Credit Facility after consideration of the borrowing base limitations and outstanding letters of credit. We expect that internally generated cash and unused availability on our Revolving Credit Facility will be sufficient to support our working capital needs, our fixed payments and other obligations on both a short-term and long-term basis.

Cash Flows

A summary of our cash operating, investing and financing activities from continuing operations are shown in the following table:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$15,902	$78,009
Net cash (used in) provided by investing activities	(13,673)	211,427
Net cash used in financing activities	(9,910)	(207,122)
Net effect of foreign currency changes on cash, cash equivalents and restricted cash	178	(1,405)
Net change in cash, cash equivalents and restricted cash	$(7,503)	$80,909

Net Cash Used in Operating Activities

Cash flows from operating activities during the nine months ended September 30, 2025 were $15.9 million, representing a decrease of $62.1 million, as compared to the same period in 2024. The decrease was primarily driven by lower collections on a lower accounts receivable on lower sales, and payments associated with restructuring activities, particularly those related to staff reductions.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2025 primarily consisted of purchases of property and equipment of $28.7 million, primarily driven by investments in software to support the enterprise resource planning initiative, and purchases of investments in unconsolidated affiliates of $3.6 million, partially offset by $18.6 million cash received for the sale of an equity method investment.

Net cash provided by investing activities from continuing operations during the nine months ended September 30, 2024 primarily consisted of the proceeds from divestitures of $275.7 million, partially offset by the purchase of property and equipment of $50.4 million and the purchase of investments in unconsolidated affiliates of $13.9 million.

Net Cash Used in Financing Activities

Cash flows used in financing activities from continuing operations during the nine months ended September 30, 2025 were primarily related to repurchases of Notes and Term Loan Facility debt of $18.2 million, repayment of principal on our Term Loan Facility of $9.9 million and payments for taxes related to net share settlement of $3.7 million.

Cash flows used in financing activities from continuing operations during the nine months ended September 30, 2024 were primarily related to repurchases of Notes of $147.1 million, repayment of principal on our Term Loan

Facility of $9.9 million, payments of contingent consideration of $5.7 million, payments for taxes related to net share settlement of $11.7 million and payments related to the share repurchase program of $34.1 million.

Credit Facilities

Advantage Sales & Marketing Inc. (the “Borrower”), our indirect wholly-owned subsidiary, has (i) a senior secured asset-based revolving credit facility in an aggregate principal amount of up to $500.0 million, subject to borrowing base capacity (as may be amended from time to time, the “Revolving Credit Facility”) and (ii) a secured first lien term loan credit facility in an aggregate principal amount of $1.1 billion (as may be amended from time to time, the “Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”). As of September 30, 2025, we had unused capacity under our Revolving Credit Facility of $446.3 million, after consideration of the borrowing base limitations and outstanding letters of credit of $53.7 million.

On October 28, 2020, we issued $775.0 million aggregate principal amount of 6.50% Senior Secured Notes due 2028 (the “Notes”) and may voluntarily prepay loans or reduce commitments under the Notes, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. We voluntarily repurchased an aggregate of $20.0 million principal amount of the Notes during the nine months ended September 30, 2025 and recognized a gain on the repurchase of $1.8 million, as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). We did not make any voluntary repurchases during the three months ended September 30, 2025.

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

Cash and Cash Equivalents Held Outside the United States

As of September 30, 2025 and December 31, 2024, $37.6 million and $65.0 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries. As of September 30, 2025, and December 31, 2024, $34.0 million and $18.5 million, respectively, of our cash and cash equivalents were held by foreign branches.

We expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. Nonetheless, we assessed our determination as to our indefinite reinvestment intent for certain of our foreign subsidiaries and branches and recorded a deferred tax liability of approximately $0.9 million of withholding tax as of September 30, 2025 for unremitted earnings in Canada repatriated to the U.S. in the second quarter of fiscal year 2025. We continue to assert indefinite reinvestment on earnings of our foreign operations, other than Canada although we may change our assertion if we identify a higher return on this capital in the U.S. and we are able to repatriate the income in a tax-efficient means.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements or liabilities, guarantee contracts, retained or contingent interests in transferred assets or any obligation arising out of a material variable interest in an unconsolidated entity. We do not have any majority-owned subsidiaries that are not included in our condensed consolidated financial statements. Additionally, we do not have an interest in, or relationships with, any special-purpose entities.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are included in our 2024 Annual Report and did not materially change during the nine months ended September 30, 2025.

Recently Issued Accounting Pronouncements

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to expand their existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for our annual report for fiscal year 2025. The new standard is expected to be applied prospectively, but retrospective application is permitted. The adoption of this update is expected to impact only the Company’s disclosures and is not expected to have a material impact on the consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software costs to reflect incremental and iterative development methods. The amendments remove prescriptive development stages and require capitalization of software costs once management has authorized and committed to funding the project and it is probable the project will be completed and the software will be used as intended. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those years, with early adoption permitted and application on a prospective, modified retrospective, or retrospective basis. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements and related disclosures.

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

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated income (loss) before taxes would have decreased by approximately $3.4 million for the nine months ended September 30, 2025.

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

We have interest rate collar contracts with an aggregate notional value of principal of $700.0 million as of September 30, 2025, from various financial institutions to manage our exposure to interest rate movements on variable rate credit facilities. The interest rate collar contracts will mature on April 5, 2026, 2027 and 2028. In July 2024, we entered into two interest rate collar contracts with a notional value of principal of $200.0 million each. The interest rate collar contracts are effective December 16, 2024 and will mature on April 5, 2027 and 2028. The aggregate fair value of our interest rate caps and collars represented an outstanding net liability of $0.7 million as of September 30, 2025.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the Term Loan Facility and Revolving Credit Facility would have resulted in an increase of $1.0 million in interest expense, net of gains from interest rate caps and collars, for the nine months ended September 30, 2025.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2025, we continued activities related to the implementation of our new global enterprise resource planning (“ERP”) system, which was deployed in phases during the first and second quarters of fiscal 2025. In the third quarter, we initiated phase two activities focused on enhancing functionality, automating certain processes, and refining related internal controls within the ERP environment.

We are evaluating these enhancements as part of our ongoing assessment of internal control over financial reporting and will continue to monitor their design and operating effectiveness. Except for the changes described above, there were no other changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Legal Matters Related to Take 5

In April 2018, we acquired the business of Take 5 Media Group (“Take 5”). As a result of an investigation into that business in 2019 that identified certain misconduct, we terminated all operations of Take 5 in July 2019 and offered refunds to clients of collected revenues attributable to the period after our acquisition. We refer to the foregoing as the Take 5 Matter. We voluntarily disclosed to the United States federal government certain misconduct occurring at Take 5. In October 2022, an arbitrator made a final award in our favor. In October 2025, we entered into an agreement with one of the beneficial owners (and certain other parties) that provides for payments of certain specified amounts to us. We are currently unable to estimate if or when we will be able to collect any amounts from any of the beneficial owners. The Take 5 Matter may result in additional litigation against us, including lawsuits from clients, or governmental investigations, which may expose us to potential liability in excess of the amounts being offered by us as refunds to Take 5 clients.

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

During the three months ended September 30, 2025, we did not repurchase any of our Class A common stock under the 2021 Share Repurchase Program. As of September 30, 2025, there remained $46.2 million of share repurchase availability under the 2021 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

The following exhibits are filed with this Report:

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

10.1#	Employment offer letter agreement, dated August 4, 2025, by and between Advantage Sales & Marketing LLC d/b/a Advantage Solutions and Jeffrey Harsh.	8-K	001-38990	10.1	August 7, 2025

10.2	Transition Agreement entered into as August 18, 2025 by and between Andrea young and Club Demonstration Services, Inc.	8-K	001-38990	10.1	August 22, 2025

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Filed herewith.

** Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

# Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE SOLUTIONS INC.

By:	/s/ David Peacock
David Peacock
Chief Executive Officer (Principal Executive Officer)
Date:	November 6, 2025

By:	/s/ Christopher Growe
Christopher Growe
Chief Financial Officer (Principal Financial Officer)
Date:	November 6, 2025