Form 10-K
period 2025-12-31
Advantage Solutions Inc.
filed 2026-03-03
CIK 1776661

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38990

Advantage Solutions Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-4629508
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7676 Forsyth Boulevard, Fifth Floor
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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common stock held by non-affiliates, computed by reference to the closing sales price of $1.32 reported on the Nasdaq Global Select Market, was approximately $129 million.

As of March 2, 2026, there were 327,507,690 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this report to the extent stated.

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

Item 1. Business

Our Company

We provide outsourced sales, marketing, merchandising, sampling, and retailer support services to consumer packaged goods (“CPG”) manufacturers and retailers primarily across North America. Our services are designed to support distribution, retail execution, shopper engagement, and private brand development across both physical and digital commerce environments. We serve more than 4,000 clients across grocery, mass, club, retail pharmacy, convenience, and other channels in over 100,000 retail locations.

We operate through three reportable segments: Branded Services, Experiential Services, and Retailer Services. Our revenue model consists of commissions, fee for service arrangements, and cost-plus structures depending on the nature of the engagement. Expenses related to our employees, which we refer to as teammates, are a major component of the costs associated with our service delivery model, and financial performance is influenced by program volumes, service mix, and workforce utilization.

During the most recent period, clients adjusted spending across several categories while continuing to support consumer engagement and in‑store execution. We continued to simplify our operations, including the divestiture of non-core businesses and advancement of our enterprise systems modernization, to align our capabilities with market needs and improve operating efficiency.

Branded Services

Branded Services provides sales, merchandising, and omni‑commerce marketing support to branded CPG manufacturers. We deliver these services under commission, fee‑for‑service, or cost‑plus arrangements.

Brokerage Services (Headquarter Sales)

We represent manufacturer-clients in their commercial relationships with retailers, supporting business development, sales planning, distribution optimization, pricing and promotional strategies, and category recommendations. Our teams leverage retailer and consumer data, category and space management tools, and post‑event analytics to assist clients in expanding distribution and improving product placement.

Branded Merchandising

Our field teams execute in‑store merchandising activities including shelf maintenance, promotional display installation, inventory checks, and distribution validation. We offer dedicated, syndicated, and hybrid coverage models. Merchandising applications, routing tools, and daily point‑of‑sale data help prioritize store visits and address out‑of‑stock and other execution issues. We also offer logistics and supply chain support focused on product flow and inventory management.

Omni-commerce Marketing Services

We develop and execute shopper‑centric marketing programs across in‑store, digital shelf, e‑commerce platforms, social and influencer channels, and custom content programs. We also provide national consumer promotion services designed to drive product trial and awareness.

Experiential Services

Experiential Services provides in‑store and digital sampling programs, demonstrations, and experiential events for manufacturers and retailers. These programs are designed to drive trial, conversion, and sustained consumer engagement. Revenues are generally earned on a fee‑for‑service or cost‑plus basis. We execute large‑scale sampling programs and design and manage consumer events ranging from brand activations to premium gatherings.

Retailer Services

Retailer Services provides solutions that support retailers in the development of in‑store merchandising execution, private brands and retail‑media and marketing initiatives. Revenues are recognized through commissions, fee‑for‑service, or cost‑plus arrangements.

Retailer Merchandising

We deliver reset services, category updates, space management support, audits, data collection, and in‑store execution. These services support retailer objectives related to inventory accuracy, product placement, and store presentation, allowing retailer staff to focus on customer service.

Advisory Services

Our private brand agency supports retailers in private brand strategy, product development, sourcing, packaging, design, and program management. Analytical teams assist with assortment planning, supplier partnerships, and ongoing brand management.

Agency Services

We operate print and digital circular programs, manage merchandising and display platforms, and execute retail media and targeted advertising programs using proprietary and third‑party data to reach defined consumer audiences across digital channels.

Competition

We compete with national and regional providers of outsourced sales, merchandising, and marketing services, as well as in‑house teams within CPG manufacturers and retailers. Competitive factors include service quality, data and analytics capabilities, technology enablement, geographic coverage, and cost‑effectiveness.

Strategy

Our strategic priorities include strengthening our core service offerings, improving operational efficiency, enhancing technology and data capabilities that support decision‑making, and aligning our cost structure with the current scale of the business. We continue to evaluate opportunities for portfolio simplification and targeted investment in capabilities that support omni‑commerce execution.

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

•
food safety matters (e.g., federal, state and local certification and training and inspection and enforcement of standards for our teammates, facilities, equipment and the products we promote), alcohol beverage regulations, food and permitting matters, custom and import matters with respect to products shipped across international borders;
•
federal and foreign laws and regulations regarding tariffs, taxes, embargoes, retaliations and other governmental responses;
•
the U.S. Foreign Corrupt Practices Act, the UK Bribery Act and other similar anti-bribery and anti-kickback laws and regulations that generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business; and
•
federal, state and foreign anti-corruption, data protection, privacy, consumer protection, content regulation and other laws and regulations.

Human Capital Management

Our teammates represent one of the most important assets to our business. As of December 31, 2025, we employed approximately 73,000 teammates. Approximately 16,000 are full-time and approximately 57,000 are part-time. Approximately 57,000 of our teammates are in the United States. As of December 31, 2025, none of our teammates in the United States were represented by a trade union or were the subject of a collective bargaining agreement.

We are committed to promoting a performance culture with a high degree of teammate engagement and an environment in which our teammates feel welcomed and included. Our talent and leadership development programs are intended to foster our teammates’ ambitions, help develop their careers and support their changing needs and the needs of the business. We believe that our teammates’ contributions and active engagement with their fellow teammates are important to the strength of our operational and financial performance. Furthermore, as our company transforms within an evolving industry, we are focused on improving turnover, retention, development, and the overall teammate experience.

We historically experience meaningful turnover among our entry-level part-time teammates each year. We experience less turnover among our mid-level and senior-level teammates. Given the nature of our services, our recruiting and retention practices are important to meeting the needs and expectations of our clients. As such, we set clear objectives with our teammates, analyze performance and reward and recognize teammates who outperform. At the same time, we remain committed to providing opportunities for our teammates to grow and develop their careers with us and encourage internal movement including promotions to leadership roles within our business units for high-performing or motivated teammates. No matter their career goals, we are committed to developing, rewarding and retaining high-performing teammates as we transform our business in response to the ever-changing needs of our clients and industry.

We strive to cultivate respect, trust and transparency, and we embrace a variety of thought and of people. We are committed to creating a workplace where our teammates are seen, heard, respected, protected, valued, feel a sense of belonging and have an opportunity to pursue their career goals and dreams. We believe that our commitment to belonging and impact are important components of our commitment to putting people first and our long-term operational and financial success. We believe that a workforce that is reflective of our client base will position us to better understand clients’ wants and needs, which we believe drives our ability to deliver superior customer value and successfully innovate. Different experiences and perspectives amongst our teammates allow them to evaluate business challenges through multiple approaches and help guide us in a thoughtful way. Our belonging and impact efforts include enterprise-wide training, teammate resource groups and community volunteer opportunities.

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

Item 1A. Risk Factors

Investing in our securities involves risks. Before you make a decision regarding our securities, you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additionally, the risks and uncertainties described in this Annual Report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

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
•
CPG manufacturers and retailers reviewing and changing their sales, retail, marketing and technology programs and relationships;
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
•
service failures or disruptions related to certain functions we have outsourced to third-party service providers;
•
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
•
the harm the use of artificial intelligence (“AI”) in our business may cause to our business and reputation;
•
the effects of future pandemics and the measures taken to mitigate their spread including their adverse effects on our business, results of operations, financial condition and liquidity;
•
exposure to foreign currency exchange rate fluctuations and risks related to our international operations;
•
our substantial indebtedness and our ability to refinance at favorable rates;
•
our ability to achieve the anticipated benefits of our recent debt transactions;
•
complications with the implementation of additional aspects of our new enterprise resource planning system;
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

Changes in labor laws related to employee hours, wages, job classification and benefits, including health care benefits, could adversely affect our business, financial condition or results of operations. As of December 31, 2025, we employed approximately 73,000 teammates, many of whom are paid above, but near, applicable minimum wages, and their wages may be affected by changes in minimum wage laws.

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

A limited number of national retailers account for a large percentage of sales for our CPG clients. We expect that a significant portion of these clients’ sales will continue to be made through a relatively small number of retailers and that this percentage is anticipated to increase if the growth of these large retailers continues. As a result, changes in the strategies of large retailers, including a reduction in the number of brands that these retailers carry or an increase in shelf space that they dedicate to private label products, could materially reduce the value of our services to these clients or these clients’ use of our services and, in turn, our revenues and profitability. Many retailers have critically analyzed the number and variety of brands they sell, and have reduced or discontinued the sale of certain of our clients’ product lines at their stores, and more retailers may continue to do so. If this continues to occur and these clients are unable to improve distribution for their products at other retailers, our business or results of operations could be adversely affected.

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

Consolidation in the CPG and retail industries we serve could reduce aggregate demand for our services in the future and could adversely affect our business or our results of operations. When companies consolidate, the services they previously purchased separately are often purchased by the combined entity, leading to the termination of relationships with certain service providers or demands for reduced fees and commissions. The combined company may also choose to insource certain functions that were historically outsourced, resulting in the termination of existing relationships with third-party service providers. While we attempt to mitigate the impact of any consolidation by maintaining existing or winning new service arrangements with the combined companies, there can be no assurance as to the degree to which we will be able to do so as consolidation continues in the industries we serve, and our business, financial condition or results of operations may be adversely affected.

CPG manufacturers and retailers may periodically review and change their sales, retail, marketing and technology programs and relationships to our detriment.

The CPG manufacturers and retailers to whom we provide our business solutions operate in highly competitive and rapidly changing environments. From time to time these parties may put their sales, retail, marketing and technology programs and relationships up for competitive review. We have occasionally lost accounts with significant clients as a result of these reviews in the past, and our clients are typically able to reduce or cancel current or future spending on our services on short notice for any reason. We believe that key competitive considerations for retaining existing and winning new accounts include our ability to develop solutions that meet the needs of these manufacturers and retailers in this environment, the quality and effectiveness of our services and our ability to operate efficiently. To the extent that we are not able to develop these solutions, maintain the quality and effectiveness of our services or operate efficiently, we may not be able to retain key clients, and our business, financial condition or results of operations may be adversely affected.

Our largest clients generate a significant portion of our revenues.

Our five largest clients generated approximately 22% of our revenues, none of which individually generated more than 10%, in the fiscal year ended December 31, 2025. These clients are generally able to reduce or cancel spending on our services on short notice for any reason. A significant reduction in spending on our services by our largest clients, or the loss of one or more of our largest clients, if not replaced by new clients or an increase in business from existing clients, would adversely affect our business and results of operations. In addition, when large retailers suspend or reduce in-store demonstration services, such as in response to pandemic, our business and results of operations can be adversely affected.

The retail industry is evolving, and if we do not successfully develop and maintain relevant omni-channel services for our clients, our business, financial condition or results of operations could be adversely impacted.

Historically, substantially all of our Branded Services segment revenues were generated by sales and services that ultimately occurred in traditional retail stores. The retail industry is evolving, as demonstrated by the number of retailers that offer both traditional retail stores and e-commerce platforms or exclusively e-commerce platforms. Consumers are increasingly using electronic devices to comparison shop, determine product availability and complete purchases online, or arrange for store pickup or home delivery of products, trends that have accelerated as a result of the COVID-19 pandemic, and which may continue thereafter. If consumers continue to purchase more products online, further reduce their in-store visits or e-commerce continues to displace brick-and-mortar retail sales, there may be a decrease in the demand for certain of our services. Omni-channel retailing is rapidly evolving and we believe we will need to keep pace with the changing consumer expectations and new developments by our competitors.

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

The demand for our services is dependent on the ability of retailers and CPG manufacturers to offer and deliver products directly or indirectly to consumers. We provide services involving a wide variety of brands that are sourced from domestic and international suppliers. Any material interruption in the supply chains serving CPG manufacturers, retailers or ourselves, whether due to interruptions in service by our third-party logistic service providers, trade restrictions (such as increased tariffs, taxes or quotas, embargoes, customs or other governmental restrictions), pandemics, social or labor unrest, labor shortages, natural disasters, or political disputes and military conflicts that cause a material disruption in supply chains or a significant increase in supply costs could adversely affect our business and our profitability.

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

High-quality education, training and customer service are important for services and for the renewal of existing clients and for the pursuit of potential clients. Providing this education, training and service requires that our teammates who manage our online training resource or provide customer service have specific inbound experience domain knowledge and expertise, making it more difficult for us to hire qualified teammates and to scale up our support operations. If we do not provide effective ongoing service to our clients, our ability to sell additional functionality and services to, or to retain, existing clients may suffer and our reputation with existing or potential clients may be harmed.

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

We continually assess the strategic fit of our existing businesses and may divest, or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. Since January 2023, we have divested nine businesses, and also decreased our ownership interest in our European joint venture. Such transactions pose risks and challenges that could negatively impact our business and financial statements. When we decide to sell or otherwise dispose of a business or assets, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. For example, during the second quarter of fiscal year 2024, we recognized a goodwill impairment charge of $99.7 million for the Branded Agencies reporting unit goodwill due to the pending sale of one of the businesses that comprised a substantial portion of the assets, liabilities and prospective cash flows of the Branded Agencies reporting unit. In addition, divestitures or other dispositions could decrease our Adjusted EBITDA or have other adverse financial, tax and accounting impacts and distract management, and disputes can arise with buyers. The resolution of any such disputes could adversely affect for our business, financial condition or results of operations.

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

Our ability to acquire new clients and to retain existing clients, whether by expansion of our own operations or through an acquired business may in some cases be limited by the other parties’ perceptions of, or policies concerning, perceived competitive conflicts arising from our other relationships. Some of our contracts expressly restrict our ability to represent competitors of the counterparty. These perceived competitive conflicts may also become more challenging to avoid or manage as a result of continued consolidation in the CPG and retail industries and our own acquisitions. If we are unable to avoid or manage business conflicts among competing manufacturers and retailers, we may be unable to acquire new clients or be forced to terminate existing client relationships, and in either case, our business and results of operations may be adversely affected.

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

We may choose to pay cash, incur debt or issue equity securities to pay for any acquisition. The incurrence of indebtedness would result in increased fixed obligations and could also include covenants or other restrictions that would impede our ability to manage our operations. The sale of equity to finance any such acquisition could result in dilution to our stockholders.

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

Currently, none of our teammates in the United States are represented by a union. However, our teammates have the right under the National Labor Relations Act to choose union representation. If all or a significant number of our teammates become unionized and the terms of any collective bargaining agreement were significantly different from our current compensation arrangements, it could increase our costs and adversely impact our profitability. Moreover, if a significant number of our teammates participate in labor unions, it could put us at increased risk of labor strikes and disruption of our operations or adversely affect our growth and results of operations. We have faced, and in the future could face future union organization efforts or elections, which could lead to additional costs, distract management or otherwise harm our business.

If goodwill or other intangible assets in connection with our acquisitions become impaired, we could take significant charges against earnings.

We have made acquisitions to complement and expand the services we offer and intend to continue to do so when attractive acquisition opportunities exist in the market. As a result of prior acquisitions, including the acquisition of our business in 2014 by our current majority stockholder, Karman Topco L.P. (“Topco”), we have goodwill and intangible assets recorded on our balance sheet of $0.4 billion and $1.0 billion, respectively, as of December 31, 2025, as further described in Note 3—Goodwill and Intangible Assets to our consolidated financial statements for the year ended December 31, 2025.

Under applicable accounting guidance, we are required to assess, at least annually or more frequently if indicators of impairment exist, whether the carrying value of our goodwill and other indefinite‑lived intangible assets is impaired. During the year ended December 31, 2025, we recognized goodwill impairment charges of $36.6 million related to our Branded Services and Merchandising reporting units. These impairments primarily resulted from increases in market‑based discount rate inputs, including higher risk‑free rates and equity risk premiums, updated valuation multiples for comparable publicly traded companies, and revised prospective financial information reflecting current expectations for revenue growth, margin performance and operating cost trends.

Moreover, during the year ended December 31, 2024, we recognized goodwill impairment charges of $233.2 million due to the pending sale of one of the businesses that comprised a substantial portion of the Branded Agencies reporting unit and a loss of clients and a reduction in the scope of client services as our clients in the Branded Services reporting unit implemented internal cost reduction initiatives. During the fourth quarter of December 31, 2024, we recognized an intangible asset impairment charge of $42.0 million as a result of the triggering event for the Branded Services reporting unit.

We can make no assurances that we will not record any additional impairment charges in the future. Any future reduction or impairment of the value of goodwill or other intangible assets will similarly result in charges against earnings, which could adversely affect our reported financial results in future periods.

Security incidents involving our technology or infrastructure could damage our reputation and substantially harm our business and results of operations.

Our business is highly dependent on our ability to manage operations and process many transactions daily. We rely heavily on information technology systems, hardware, software, technology infrastructure, and online sites and networks (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. These IT Systems face continuous threats, ranging from weather, public safety, and other shared infrastructure outages to bad actors, both internally and externally. The latter—threat actors intent on extracting or corrupting information, stealing intellectual property, or trade secrets, or disrupting business processes—create the greatest risk to our operations and reputation, and thus to our financial viability.

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information (as defined below). Cyber-attacks (including by deployment of malware, software bugs, computer viruses, ransomware, social engineering, malicious code embedded in open-source software, or misconfigurations, or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems and denial of service) are commonplace in any industry. Even for the most prepared organizations, sabotage, intentional acts of vandalism and other misconduct may occur, as threat actors continue to evolve. Our IT Systems, and third-party IT Systems housing our data, have been the target of cyber-attacks including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers, and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human, or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware.

We expect such attacks and incidents to continue in varying degrees and cannot assure that future cyber incidents will not occur or that our IT Systems or data will not be targeted or breached in the future.

Any security breach or incident that we experience could result in unauthorized access to, or misuse, modification, destruction, or unauthorized acquisition of, our valuable company information, such as personal data, financial data, trade secrets, intellectual property or other competitively sensitive or confidential data. Any such breach or unauthorized access could result in a reduction of our financial performance or condition, damage to our brand and reputation, a loss of confidence in the security of our business and products, and significant legal and financial exposure. Further, if any such incident results in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines, and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration, or remediation and future compliance costs we may be required to make significant expenditures during the pendency of such litigation and may be required to pay significant amounts in damages, related costs, and/or to procure settlement. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition. While we carry cyber-security insurance and have developed a Cybersecurity Risk Management Strategy (see Item 1C., below), there can be no assurance that either will be effective in protecting our IT Systems and Confidential Information or the associated liabilities of a security incident. Extended unavailability of our operational functions due to attacks could cause us to incur significant financial liability; users may cease using our services which would materially and adversely affect our current business, prospects, reputation, and overall financial condition. We may not carry sufficient business interruption insurance to compensate us for losses that may occur because of any events that cause interruptions in our service. In addition to service disruption, security incidents may also result in data theft and/or extortion, demanding extensive investigation and potential high costs and reputational risks.

Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools – including AI – that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business.

Further, our technology infrastructure is complex and requires substantial support and maintenance, which we seek to continually update and improve. However, replacing such software and infrastructure is often time-consuming and expensive and can also be intrusive to daily business operations. Further, we may not always be successful in executing these upgrades and improvements, which may result in a failure of our IT Systems. We may also experience periodic system interruptions from time to time.

If our, or any third-party provider’s, IT Systems or service abilities are hindered by any of the events discussed above, our ability to operate may be impaired which could harm our business and reputation and cause us to incur significant liabilities. These risks are amplified if our or any third-party provider’s business continuity and disaster recovery plans prove to be inadequate in preventing the loss of data, service interruptions, disruptions to our operations or damage to important IT Systems or facilities.

Failure to comply with federal, state, and foreign laws and regulations relating to privacy and data protection could adversely affect our business and our financial condition.

A variety of federal, state, and foreign laws and regulations govern the collection, use, retention, sharing, and security of personal information. The requirements imposed by such laws and regulations relating to privacy and data protection are increasingly demanding, quickly evolving, and may be subject to differing interpretations. Further, given their patchwork status, these requirements often cannot be harmonized and may be applied in a manner that is inconsistent from one jurisdiction to another. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, requirements, and obligations. Our actual or perceived failure to comply with such laws and regulations could result in fines, investigations, enforcement actions, penalties, sanctions, claims for damages by affected individuals, and damage to our reputation, among other negative consequences, any of which could have a material adverse effect on its financial performance.

We and certain of our third-party providers collect, maintain and process data about consumer, employees, business partners and others, including personally identifiable information, as well as proprietary information belonging to our business such as trade secrets (collectively, "Confidential Information"). Our business model does not require a significant amount of consumer personal information to sustain operations or create additional business opportunities. The largest area of privacy exposure relates to the collection and use of personal information of our employees.

As such, we are subject to the California Consumer Protection Act of 2018, as well as its amendment, the California Privacy Rights Act of 2020 (the “CPRA”) and accompanying regulations, the California Consumer Privacy Act Regulations (collectively, the “CCPA”). The CCPA regulates the collection, use, and processing of personal information relating to California residents, which includes our employees. It grants certain privacy rights to California residents, including the right to access, correct, and delete personal information relating to such individuals under certain circumstances. Compliance with obligations imposed by the CCPA depends in part on how its requirements are interpreted and applied by the California attorney general, courts, and the California Privacy Protection Agency. In 2026, violations of the CCPA may result in substantial civil penalties or statutory damages of approximately $2,700 per violation or approximately $8,000 per intentional violation of any CCPA requirement, which may be applied on a per-person or per-record basis. The CCPA also establishes a private right of action if certain personal information of individuals is breached as a result of a business’s violation of the duty to implement and maintain reasonable security procedures and practices. This violation authorizes statutory damages of approximately $100 to $800 per person per incident even if there is no actual harm or damage to plaintiffs. This private right of action may increase the likelihood of, and risks associated with, general data breach litigation.

By the end of 2026, laws similar to CCPA are expected to be in effect in 18 states, and this number may increase as 14 additional states have active legislation under consideration. Like the CCPA, these laws regulate the collection, use and processing of personal information relating to residents of the respective states, and grants certain privacy rights to those residents.

Similarly, the U.S. Federal Trade Commission continues to actively investigate and enforce privacy violations by its authority under the FTC Act Section 5, with recent enforcement actions focusing on various types of personal data that the FTC considers to be sensitive. As with the state privacy laws discussed above, however, this authority generally does not extend to employment-related uses of personal information.

We may also, but on a much more limited extent, be subject to international privacy laws and regulations, such as the General Data Privacy Regulation in the European Union, Canada’s Personal Information Protection and Electronic Documents Act, and other related privacy laws in the countries where we have employees or obtain third party services. While these laws are generally more stringent than those currently enforced in the United States, we have very limited operations in international jurisdictions, and none of those operations are customer-facing, thus further reducing our risk. However, we continue to comply with all applicable laws in these international locations, with specific assurance that we are meeting all requirements concerning the protection and use of employee personal information.

Although we make reasonable efforts to comply with all applicable laws and regulations and have invested and continue to invest human and technological resources into data privacy compliance efforts, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident or other claim. We, or our third-party service providers, could be adversely affected if legislation or regulations are expanded or interpreted to require changes to business practices. Further, any inability to adequately address privacy concerns in connection with our solutions, or comply with applicable privacy or data protection laws, regulations, and policies, could result in additional cost and liability to us, and adversely affect our ability to offer our solutions. Privacy laws and regulations, as well as any associated inquiries or investigations or any other government actions, may be costly to comply with, result in negative publicity, increase our operating costs, require significant management time and attention, and subject us to remedies that may harm our business, including fines, or demands or orders that we modify or cease existing business practices, including data deletion and algorithmic disgorgement.

We expect that new industry standards, laws, and regulations will continue to be proposed regarding privacy, data protection, and information security in many jurisdictions. Specifically, data processing associated with emerging technologies, and data sets utilizing sensitive personal information, are coming under increased regulatory scrutiny, such as those related to biometrics, AI, and automated decision-making. These evolutionary areas of privacy concern may create additional requirements for compliance, including privacy impact assessments, which aim to have companies document the risks associated with the processing of high-risk data are now essential but create additional work. We also suspect that compliance with AI-related legal obligations will be our greatest challenge, as we continue to stretch our business and operating models to utilize AI to increase efficiency and reduce workload strain. Such obligations may include modified and expanded governance programs, outcome-based testing, pre-use notices, end user rights such as access and opt-out rights, human monitoring, and intervention controls, and regulatory reporting. Ongoing monitoring of these laws and compliance with their evolving requirements will be challenging, time consuming, and expensive, and federal regulators, state attorneys general, and plaintiff’s attorneys have been, and will likely continue to be, active in this space.

Additionally, nuanced legal arguments related to consumer protection online, continue to require awareness. Specifically, the selling and sharing of personal information by businesses for digital advertising and marketing purposes remains a priority of regulators, including the FTC and California Attorney General. Further, recent years have seen a dramatic proliferation of plaintiff’s attorney-driven class action litigation, individual litigation, arbitrations, and demand letters related to Internet-based technologies such as website cookies and pixels, tracking technologies, chatbots, and AI tools, and there is little sign that this trend will abate in the near-term. To the contrary, we expect both regulators and plaintiff’s attorneys to continue to seek to apply these legal theories to an ever-expanding list of technologies and data processing activities. Collectively, this stresses the importance of proper cataloging of websites and a governance structure for the deployment of third party technologies, including cookies, pixels, and other tracking technologies, by business teams and third parties.

Relatedly, website owners and operators have seen a wave of putative class actions, individual civil actions, single and mass arbitration demands, and demand letters filed against them in recent years, under the California Invasion of Privacy Act and similar federal and state surveillance and wiretapping laws, with claims centering on companies’ deployment of web- and app-based tracking technologies (including cookies, pixels, scripts, and software development kits), session monitoring, key logging, chatbots, and other tracking and monitoring technologies. These legal claims, based on the reemergence of old laws retrofitted for a modern society, create novel issues of law and fact that may require extended litigation to resolve, as inconsistency among court rulings, rendering the likelihood and dollar amount of potential liability and/or settlement value difficult to accurately quantify.

In sum, a data breach or any failure to comply with any applicable privacy or consumer protection-related laws, regulations, or other principles could adversely affect our reputation, brand, and business, and may result in fines, enforcement actions, sanctions, claims (including claims for damages by affected individuals), investigations, proceedings, or actions against us by governmental entities or others. This could have a material adverse effect on our business as we spend time tending to these issues and/or are forced to change our operations. Moreover, the proliferation of vendor security incidents increases these potential risks and costs even in cases where the attack did not target us, occur on our IT Systems, or result from any action or inaction by us. Depending on the nature of the information compromised, we may also have obligations to notify users, law enforcement, regulators, business partners or payment companies about the incident and provide some form of remedy, such as refunds or identity theft monitoring services, for the individuals affected by the incident.

Uncertainties with respect to the use of AI in our business may result in harm to our business and reputation.

We use AI, machine learning, and automated decision-making technologies (collectively, “AI Technologies”) throughout our business, and are making investments in this area.

For example, we use AI Technologies to assist us with operational scheduling, development of training materials, and certain administrative services that we offer to specific clients. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, there are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that our investments in such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability.

In particular, if the models underlying our AI Technologies are: incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data, or on data to which we do not have sufficient rights or in relation to which we and/or the providers of such data have not implemented sufficient legal compliance measures; used without sufficient oversight and governance to ensure their responsible use; and/or adversely impacted by unforeseen defects, technical challenges, cybersecurity threats, data privacy concerns, or material performance issues, the performance of our products, services and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability resulting from the violation of laws or contracts to which we are a party or from civil claims.

We use AI Technologies licensed from third parties in our technologies and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our solutions may become less appealing to our customers and our business will be harmed. In addition, to the extent any third-party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

In particular, we are working to incorporate generative AI Technologies (i.e., AI Technologies that can produce and output new content, software code, data and information) into our solutions and internal business practices. There is a risk that generative AI Technologies could produce inaccurate or misleading content or other discriminatory or unexpected results or behaviors, such as hallucinatory behavior that can generate irrelevant, nonsensical, or factually incorrect results, all of which could harm our reputation, business, or customer relationships. While we take measures designed to ensure the accuracy of such AI generated content, those measures may not always be successful, and in some cases, we may need to rely on end users to report such inaccuracies.

Our generative AI Technologies could generate output that is infringing, and we could be subject to claims or lawsuits, including for infringement of third-party intellectual property rights as a result of the output of such generative AI Technologies. While some providers of AI Technologies offer to indemnify their end users for any copyright or other intellectual property infringement claims arising from the output of their AI Technologies, we may not be successful in adequately recovering our losses in connection with such claims.

In addition, we may experience difficulties in enforcing the intellectual property rights in output generated by generative AI Technologies. The United States Copyright Office has previously denied copyright protection for content generated by AI Technologies, and the United States Patent and Trademark Office has similarly stated that an AI tool cannot be an “inventor” of a patent, rendering it impossible to obtain patent protection for inventions created solely by AI Technologies. The Supreme Court of the United Kingdom has reached a similar conclusion, stating that AI systems cannot be named as an “inventor” for UK patent law purposes.

Further, if we are deemed to not have sufficient rights to the data we use to train our generative AI Technologies, we may be subject to litigation by the owners of the content or other materials that comprise such data, similar to the litigation that is currently pending in various U.S., UK, and EU national courts against other developers of generative AI Technologies, and in which the outcome of such litigation is uncertain.

We use certain third-party AI models that are made available under an open source or open weights license. Such freely available open AI Technologies may not be actively maintained or supported by the provider and as such, may have heightened risk of introducing inaccuracies or vulnerabilities into our business operations or products or services. Further, if the licensor for such open AI Technologies developed their models by training on data that was inaccurate, biased or for which it did not have the appropriate rights, we could be subject to claims or lawsuits arising from our use of such AI Technologies, including for infringement of third-party intellectual property. Sophisticated attackers may exploit vulnerabilities in open generative AI Technologies to obtain access to alter the outputs or results, or access our sensitive data. In addition, our use of open AI Technologies may require us to license our data or intellectual property to third parties and limit our ability to protect our intellectual property rights or proprietary data, or subject us to new payment or non-compete obligations for any products or services we seek to commercialize that use such open AI Technologies.

Complications with the further implementation of our new enterprise resource planning system could adversely impact our business and operations.

We rely extensively on information systems and technology to manage our business and summarize operating results. We are in the process of implementing our new enterprise resource planning (“ERP”) system for our operating and financial systems involving our Advisory Services business unit. The ERP system implementation process has required, and will continue to require, the investment of significant personnel and financial resources. We may not be able to successfully implement the ERP system in our Advisory Services business unit without experiencing delays, increased costs and other difficulties. If we are unable to successfully implement these additional aspects of ERP system as planned, our financial positions, results of operations and cash flows could be negatively impacted. Additionally, if we do not effectively implement the new ERP system for such business unit or the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be further delayed.

Our business is seasonal in nature and quarterly operating results can fluctuate.

Our services are seasonal in nature, with the fourth fiscal quarter typically generating a higher proportion of our revenues than other fiscal quarters. Adverse events, such as deteriorating economic conditions, higher unemployment, higher gas prices, public transportation disruptions, public health crises, including, without limitation, pandemic, natural and man-made disasters, or unanticipated adverse weather, could result in lower-than-planned sales during key revenue-producing seasons. For example, frequent or unusually heavy snowfall, ice storms, rainstorms, windstorms or other extreme weather conditions over a prolonged period could make it difficult for consumers to travel to retail stores. Such events could lead to lower revenues, negatively impacting our financial condition and results of operations.

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

The effects of climate change, and a resulting shift to a lower carbon economy, could present climate-related risks for our business. Physical risks from climate change could result in both chronic and acute perils including, but not limited to, extreme weather, changes in precipitation and temperature, and rising sea levels, all of which may result in a decrease in demand for our services from or our ability to provide services to our clients, many of whom are in the retail industry, located in the areas affected by these conditions. Should the impact of climate change be severe or occur for lengthy periods of time, climate change could further adversely impact business continuity for ourselves and our clients, which, in turn, could similarly adversely affect our financial condition or results of operations.

Failure to meet environmental, social and governance (“ESG”) expectations or standards could adversely affect our business, results of operations, financial condition, or stock price.

Certain stakeholders, regulators and the public in general have focused on ESG matters, including greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, responsible sourcing and supply chain, human rights, and social responsibility, including changes in laws and regulations related to compliance and disclosure obligations related thereto.

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

We have outsourced certain functions to third-party service providers, and any service failures or disruptions related to these outsourcing arrangements could adversely affect our business.

We have outsourced certain business processes in the areas of logistics, supply chain, certain financial service functions and information technology and security to third-party service providers. We have also engaged third parties to host and manage certain aspects of our information and technology infrastructure to provide certain back-office support activities, and to support business process outsourcing for our clients. Outsourcing these functions involves the risk that third-party service providers may not perform to our standards or legal requirements, may not produce reliable results, may not perform in a timely manner, may not maintain the confidentiality of our proprietary information, or may fail to perform at all. Failure by these third parties to meet their contractual, legal and other obligations to us, or our failure to adequately monitor their performance, could result in our inability to achieve the expected cost savings or efficiencies and could result in additional costs to correct errors made by such service providers or could result in the imposition by governmental authorities of procedures or penalties. Additionally, if any of our relationships with these third-party service providers were terminated, or if any of these parties were to cease doing business or supporting the applications and services we currently utilize, our business could be disrupted, and we may be forced to spend significant time and money to change vendors or insource these aspects of our business. We also have diminished control over the quality and timeliness of the outsourced services, including the cybersecurity protections implemented by these third parties. As a result of these outsourcing arrangements, we may experience interruptions or delays in our processes, loss or theft of sensitive data or other cybersecurity issues, compliance issues, challenges in maintaining and reporting financial and operational information, and increased costs to remediate any unanticipated issues that arise, any of which could materially and adversely affect our business, financial condition and results of operations.

Additionally, any disruptions such as recently announced tariffs, a government shutdown, war, natural disaster or global pandemic, could affect the ability of our third-party service providers to meet their contractual obligations to us. Failure of these third parties to meet their contractual, regulatory, confidentiality or other obligations to us could result in material financial loss, higher costs, regulatory actions, and reputational harm.

We rely on third parties to provide certain data in connection with the provision of our services.

We rely on third parties to provide certain data for use in connection with the provision of our services. For example, we contract with third parties to obtain the raw data on retail product sales and inventories. These suppliers of data may impose restrictions on our use of such data, fail to adhere to our quality control standards, increase the price they charge us for this data or refuse altogether to license the data to us. If we are unable to use such third-party data or if we are unable to contract with third parties, when necessary, our business, financial condition or our results of operations could be adversely affected. In the event that such data are unavailable for our use or the cost of acquiring such data increases, our business could be adversely affected.

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

The COVID-19 pandemic, including the measures taken to mitigate its spread, had adverse effects on our business and operations. A future pandemic or health epidemic, could adversely impact our business and results of operations in a number of ways. For example, the COVID-19 pandemic and measures taken to mitigate the spread of COVID-19 had far-reaching direct and indirect impacts on many aspects of our operations, including termination of in-store demonstration services and certain other services, as well as on consumer behavior and purchasing patterns. In particular, our Experiential Services segment experienced a significant decline in revenues, primarily due to the temporary suspension or reduction of certain in-store demonstration services and decreased demand in our digital marketing services, both of which we believe were caused by the COVID-19 pandemic and the various governmental and private responses to the pandemic. We cannot predict the full extent to which a future pandemic or health epidemic, may have similar or other adverse effects on our business, financial condition, results of operations and liquidity, and the degree to which it may impact other risk factors described in this Annual Report.

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

As of February 27, 2026, our authorized capital stock consisted of 3,290,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of February 27, 2026, the equity holders of Topco (equity funds affiliated with or advised by CVC Capital Partners, Leonard Green & Partners, Juggernaut Capital Partners, Centerview Capital, L.P., and Bain Capital (collectively, the “Advantage Sponsors”)), Topco and Conyers Park II Sponsor LLC, an affiliate of Centerview Capital Management, LLC (the “CP Sponsor”) collectively owned 229,083,807 shares, or 69.9% (including 54.9% held by Topco), of our outstanding common stock.

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

Our failure to meet the continued listing requirements of Nasdaq could result in a delisting of our common stock.

On January 7, 2026, we received a letter from Nasdaq stating that the closing bid price for our common stock over the prior 30 days was below the minimum required share price for continued listing on Nasdaq (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided a period of 180 calendar days, or until July 6, 2026, to regain compliance with the Minimum Bid Price Requirement. If, at any time during this 180-day period, the closing bid price of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days, Nasdaq staff will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement.

This notice has had no immediate impact on the listing of our common stock, which will continue to be listed and traded on Nasdaq during the period allowed to regain compliance, subject to our compliance with other listing standards. However, in the event we do not regain compliance with these Nasdaq requirements within the applicable compliance period, Nasdaq could commence proceedings to delist our common stock, following which our common Stock would trade on the over-the-counter market for so long as we remain eligible to trade on such market.

A delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as covered securities, and we would be subject to regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we would take to restore our compliance, if needed, would stabilize the market price, or improve the liquidity of our common stock, prevent our common stock from falling below the minimum requirements for continued listing again, or prevent future non-compliance with Nasdaq’s rules. There is also no assurance that we will maintain compliance with the other listing standards of Nasdaq.

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

In November 2021, our board of directors authorized a share repurchase program, under which we may repurchase up to $100.0 million of our outstanding Class A common stock (the “2021 Share Repurchase Program”). As of December 31, 2025, the remaining amount available for repurchase pursuant to the 2021 Share Repurchase Program is $46.2 million. However, we are not obligated to make any further purchases under the 2021 Share Repurchase Program and we may suspend or permanently discontinue this program at any time or significantly reduce the amount of repurchases under the program. Any announcement of a suspension, discontinuance or reduction of this program may negatively impact our reputation and investor confidence.

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

We have a significant amount of indebtedness. As of December 31, 2025, we had total indebtedness of $1.7 billion, excluding debt issuance costs, with an additional $62.0 million of letters of credit outstanding under our revolving credit facility. The agreements governing our indebtedness contain customary covenants that restrict us from taking certain actions, such as incurring additional debt, permitting liens on pledged assets, making investments, paying dividends or making distributions to equity holders, prepaying junior debt, engaging in mergers or restructurings, and selling assets, among other things, which may restrict our ability to successfully execute on our business plan. For a more detailed description of the covenants and material terms of our material indebtedness, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in this Annual Report.

Our recent debt transactions may not achieve their anticipated benefits.

In 2026, we agreed to engage in a series of transactions designed to extend our debt maturities and reduce our indebtedness. On February 6, 2026, Advantage Sales & Marketing Inc. an indirect subsidiary of the Advantage Solutions Inc., and certain subsidiaries of Advantage Solutions Inc. (together with Advantage Sales & Marketing Inc., the “Company Parties”) entered into a Transaction Support Agreement with holders of approximately 59.2% of the Advantage Sales & Marketing Inc.’s outstanding senior secured notes and lenders holding approximately 54.3% of the Advantage Sales & Marketing Inc.’s outstanding term loans. The agreement provides for support of transactions intended to extend the maturities of the Advantage Sales & Marketing Inc.’s outstanding debt obligations, including amendments to the existing notes and term loan facilities and related exchange or refinancing transactions.

In connection with its entry into the Transaction Support Agreement, on February 9, 2026, Advantage Sales & Marketing Inc. commenced an exchange offer (the “Exchange Offer”) to exchange any and all of the Existing Notes for Advantage Sales & Marketing Inc.’s 9.000% Senior Secured Notes due 2030 (the “New Notes”), to be issued subsequent to the issuance of this Annual Report, and cash consideration.

Simultaneously with the Exchange Offer, Advantage Sales & Marketing Inc. is soliciting consents (the “Consent Solicitation”) from holders of the Existing Notes to adopt certain proposed amendments to eliminate substantially all of the affirmative and negative covenants, mandatory offers to purchase, change of control provisions, and events of default provisions, and remove certain other provisions contained in the indenture, dated as of October 28, 2020, by and among the Advantage Sales & Marketing Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent, governing the Existing Notes and to terminate the guarantees of the Existing Notes provided by subsidiaries of Advantage Solutions Inc. and release all of the collateral securing the Existing Notes.

In completing these transactions, we will incur substantial transaction expenses, will have agreed to pay higher levels of interest and will have committed to more restrictive debt covenants, which collectively could have important consequences, including the potentially adverse consequences of carrying significant debt or failing to comply with applicable debt covenants. For all these reasons and more, we may not realize some or all of the benefits we anticipate receiving from completing the transactions.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional indebtedness, which could increase the risks associated with our indebtedness.

We and our subsidiaries may be able to incur additional indebtedness in the future because the terms of our indebtedness do not fully prohibit us or our subsidiaries from doing so. Subject to covenant compliance and certain conditions, as of December 31, 2025, the agreements governing our indebtedness would have permitted us to borrow up to an additional $438.0 million under our revolving credit facility. In addition, we and our subsidiaries have, and will have, the ability to incur additional indebtedness as incremental facilities under our credit agreement and we or our subsidiaries may issue additional notes in the future, including after the completion of our debt transactions. If additional debt is added to our current debt levels and our subsidiaries’ current debt levels, the related risks that we and they now face could increase.

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

Borrowings under our credit facilities, including under our debt transactions, are at variable rates of interest and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. On a pro forma basis, assuming no other prepayments of the credit facility and that our revolving credit facility is fully drawn (and to the extent that SOFR, is in excess of the 0.75% floor applicable to our revolving credit facility and our term loan credit facility, respectively), each one-eighth percentage point change in interest rates would result in an approximately $2.0 million change in annual interest expense on the indebtedness under our credit facilities. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed-rate interest payments in order to reduce interest rate volatility or risk. However, we may not maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully or effectively mitigate our interest rate risk.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. Certain shares of our common stock are freely tradable without restriction under the Securities Act, except for any shares of our common stock that may be held or acquired by our directors, executive officers, and other affiliates, as that term is defined in the Securities Act, which are to be restricted securities under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. Topco, the Advantage Sponsors, the CP Sponsor and members of our management have rights, subject to certain conditions, to require us to file registration statements covering Topco’s shares of our common stock or to include shares in registration statements that we may file for ourselves or other stockholders. Shares of our Class A common stock held by Topco, the Advantage Sponsors, the CP Sponsor and members of our management are covered by a resale registration statement, and have rights, subject to certain conditions and limitations, to require us to facilitate the sale of those shares. In the event a large number of shares of Class A common stock are sold in the public market, or a perception exists that such sales could occur, the market price of our Class A common stock could be adversely affected.

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

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (the “NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors — Security incidents involving our technology or infrastructure could damage our reputation and substantially harm our business and results of operations.”

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

Our management team, including our Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”), is responsible for assessing and managing our material risks from cybersecurity threats. The Company’s cybersecurity program is primarily managed by a dedicated cybersecurity function reporting to our CISO who reports to our CIO. Our CISO has over 20 years of experience leading cybersecurity teams and managing technology risks across multiple industries, including healthcare, sales and marketing. Our CIO joined our business in March 2026, and brings over 30 years of experience in IT operations and was previously the CIO for Schnuck Markets, Inc., Furniture Brands International and the Commercial Distribution Finance business unit of General Electric.

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

Item 2. Properties

Our corporate headquarters are located in St. Louis, Missouri, where we rent approximately 19,000 square feet pursuant to a lease agreement that is scheduled to expire in March of 2036.

As of December 31, 2025, we operated approximately 60 offices, including in the United States and internationally.

We lease all of our properties. Leases on these offices expire at various dates from 2026 to 2036, excluding any options for renewal. We typically seek office space in proximity to retailers’ headquarters or buying offices, to aid our teammates in acting as sales representatives for our manufacturer clients.

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

Commercial Matters

We have been involved in various litigation matters and arbitrations with respect to commercial matters arising with various vendors, clients and third parties.

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

Legal Matters Related to Take 5

In April 2018, we acquired the business of Take 5 Media Group (“Take 5”). As a result of an investigation into that business in 2019 that identified certain misconduct, we terminated all operations of Take 5 in July 2019 and offered refunds to clients of collected revenues attributable to the period after our acquisition. We refer to the foregoing as the “Take 5 Matter.” We voluntarily disclosed to the United States federal government certain misconduct occurring at Take 5. In October 2022, an arbitrator made a final award in our favor against the seller of the Take 5 business and certain beneficial owners. During the three months ended December 31, 2025, we entered into separate agreements with two of the beneficial owners (and certain other parties) each of which provides for payments of certain specified amounts to us. We have collected more than $16 million in aggregate payments from the beneficial owners that settled, but we are currently unable to estimate if or when it will be able to collect any amounts from an additional beneficial owner that did not settle. The Take 5 Matter may result in additional litigation expenses for us as we pursue collection against this additional beneficial owner and his related parties.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Class A common stock is currently listed on the Nasdaq Global Select Market under the symbol “ADV.” As of December 31, 2025, there were 19 holders of record of our Class A common stock.

Dividend Policy

We have not paid any cash dividends on our Class A common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our planned indebtedness associated with the refinancing. We do not anticipate declaring any cash dividends to holders of the Class A common stock in the foreseeable future.

Stock Price Performance

Comparison of Cumulative Total Return
Indexed Price Performance
250.00
200.00
150.00
100.00
50.00
0.00
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Advantage Solutions Inc Class A
S&P 500
S&P Consumer Staples Select Sector

The graph above compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P Consumer Staples Select Sector Index. The graph assumes an initial investment of $100 in our Class A common stock at the market close on December 31, 2020. Data for the S&P 500 Stock Index and S&P Consumer Staples Select Sector Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends. Note that past stock price performance is not necessarily indicative of future stock price performance.

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

During the year ended December 31, 2025, we executed open market purchases of $0.9 million of our Class A common stock under the 2021 Share Repurchase Program. As of December 31, 2025, there remained $46.2 million of share repurchase availability under the 2021 Share Repurchase Program. We did not repurchase any Class A common stock during the three months ended December 31, 2025.

Recent Sales of Unregistered Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report. This section of this Annual Report generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2024 items and year-to-year comparisons between 2024 and 2023 are not included in this Annual Report, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 7, 2025.

Executive Overview

We are a leading omni-commerce business solutions provider to CPG manufacturers and retailers. We have a strong platform of essential, business critical services like headquarter sales, retail merchandising, in-store sampling, digital commerce and shopper marketing. We generate demand for brands and retailers of all sizes, helping get the right products on the shelf, whether physical or digital, and into the hands of consumers in every way they shop. We use a scaled platform to innovate as a trusted partner with our clients, solving problems to increase their efficiency and effectiveness across a broad range of channels.

Beginning in fiscal year 2024, we reported our results under three segments, Branded Services, Experiential Services and Retailer Services, reflecting the organizational realignment implemented on January 1, 2024. The prior‑period segment information has been recast to conform to the new structure, and no further changes were made to our reportable segments during fiscal year 2025.

We continued to execute the portfolio simplification strategy initiated in 2024, including the disposition of certain non‑core businesses that met the discontinued operations criteria and the associated reclassification of prior‑period results. Additional details regarding discontinued operations, divestitures and the deconsolidation of our European joint venture are provided in Note 2—Discontinued Operations, Divestitures and Deconsolidation of European Joint Venture.

Through our Branded Services segment, which generated approximately 32.9% and 36.6% of our revenues in the years ended December 31, 2025 and 2024, respectively, we provide services to branded CPG manufacturers through three main categories: brokerage, branded merchandising and omni-commerce marketing services. Brokerage services is primarily an outsourced sales and services agency for branded CPG manufacturers at retailer headquarters, in-store and online. Additionally, we lead with insights to execute branded merchandising strategies for branded CPG manufacturers related to merchandising in-store and online to drive product sales. Our omni-commerce marketing services primarily relate to digital and field marketing services, including shopper marketing, targeted advertising, interactive design and development, inventory management, application development and content management solutions.

Through our Experiential Services segment, which generated approximately 40.5% and 36.3% of our revenues in the years ended December 31, 2025 and 2024, respectively, we help brands and retailers reach consumers and convert shoppers into buyers through in-store and online sampling and demonstrations. We manage highly customized, large-scale sampling programs for leading brands and retailers. We also manage, organize and execute special events for brands and retailers, including large-scale meetings, mobile tours, summits and festivals.

Through our Retailer Services segment, which generated approximately 26.6% and 27.1% of our revenues in the years ended December 31, 2025 and 2024, respectively, we provide end-to-end advisory, retailer merchandising and agency services to retailers. Advisory services primarily consist of consulting services related to private brand development, including coordination related to the sourcing, manufacturing, branding and distribution of private label products to the end retailer. Retailer merchandising services primarily relate to the execution of merchandising strategies, including traditional services such as interior store construction, store resets, category updates and new item implementation. Agency services primarily consist of providing marketing strategies within retail locations, including retail media networks, and analyzing shopper behavior to offer planning, execution and measurement of insight-based, retailer-specific promotions that target retailers’ specific shopper base to drive product sales.

Executive Summary

	Year Ended December 31,		Change Reported
(amounts in thousands)	2025	2024	$	%
Revenues	$3,542,642	$3,566,324	$(23,682)	(0.7)%
Operating loss from continuing operations	$(126,466)	$(294,983)	$168,517	57.1%
Net loss from continuing operations	$(227,735)	$(378,404)	$150,669	39.8%
Adjusted Net Income(1)	$61,578	$75,712	$(14,134)	(18.7)%

Adjusted EBITDA(1)
Branded Services	$142,978	$181,465	$(38,487)	(21.2)%
Experiential Services	101,484	75,697	25,787	34.1%
Retailer Services	87,345	98,852	(11,507)	(11.6)%
Adjusted EBITDA from Continuing Operations	$331,807	$356,014	$(24,207)	(6.8)%

(1)
Adjusted Net Income and Adjusted EBITDA from continuing operations are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA from continuing operations and reconciliations of net loss to Adjusted Net Income and Adjusted EBITDA, see “—Non-GAAP Financial Measures.”

We reported a net loss of $227.7 million during fiscal year 2025, compared to a net loss of $378.4 million in the prior year. The year-over-year improvements reflect strong performance in our Experiential Services segment driven by increased demand and effective execution, lower selling, general and administrative expenses, and significantly lower non‑cash goodwill and intangible asset impairments compared to 2024. Results also benefited from one‑time gains related to divestitures and recoveries associated with the Take 5 Matter. These positive drivers were partially offset by declines in our Branded Services and Retailer Services segments.

Adjusted EBITDA was $331.8 million for the fiscal year 2025 compared to $356.0 million in the prior year. While Experiential Services delivered meaningful growth supported by higher demand and solid operating execution, broader macroeconomic headwinds and softer client activity in our Branded Services and Retailer Services segments more than offset this growth.

Factors Affecting Our Business and Financial Reporting

There are a number of factors that affect the performance of our business and the comparability of our results from period to period including:

•
Acquisitions and Divestitures. We have historically grown our business in part through acquisitions, some of which included contingent consideration arrangements based on the future financial performance of the acquired operations. Changes in the estimated fair value of these arrangements, which reflect updated unobservable inputs, are recognized in “Selling, general and administrative expenses” in our Consolidated Statements of Operations and Comprehensive Loss. Although our acquisition activity has declined, we continue to evaluate selective opportunities, as well as potential divestitures, to align our portfolio with our core service offerings. Since January 2023, we have completed the divestitures of ten businesses. Certain divestitures include transition services for a limited period as specified in the related agreements.
•
Amortization of Intangible Assets. As a result of the acquisition of our business by Topco on July 25, 2014 (the “2014 Topco Acquisition”), we acquired significant intangible assets, the value of which is amortized, on a straight-line basis, over 15 years from the date of the 2014 Topco Acquisition, unless determined to be indefinite-lived. The amortization of such intangible assets recorded in our consolidated financial statements has a significant impact on our operating (loss) income and net loss. Our historical acquisitions have increased, and any future acquisitions likely would increase, our intangible assets. We do not believe the amortization expense associated with the intangible assets created from our purchase accounting adjustments reflect a material economic cost to our business. Unlike depreciation expense which has an economic cost reflected by the fact that we must re-invest in property and equipment to maintain the asset base delivering our results of operations, we do not have any capital re-investment requirements associated with the acquired intangible assets, such as client relationships and trade names, that comprise the majority of the finite-lived intangible assets that create our amortization expense.
•
Impairment of Goodwill and Indefinite-Lived Asset. We recognized goodwill and intangible asset impairment charges of $36.6 million and $167.1 million, respectively during the year ended December 31, 2025. We recognized goodwill and intangible asset impairment charges of $233.2 million and $42.0 million, respectively, during the year ended December 31, 2024. We recognized an intangible asset impairment charge of $43.5 million related to our indefinite-lived trade name during the year ended December 31, 2023. The impairment charges have been reflected in “Impairment of goodwill and indefinite-lived asset” in our Consolidated Statements of Operations and Comprehensive Loss.
•
Foreign Exchange Fluctuations. We operate in multiple foreign jurisdictions, and our results are subject to fluctuations in foreign currency exchange rates, primarily related to the Canadian dollar. Movements in exchange rates can affect revenues, expenses, and the translation of monetary assets and liabilities. See also “—Quantitative and Qualitative Disclosure of Market Risk—Foreign Currency Risk.”
•
Seasonality. Our business is seasonal, with the fourth fiscal quarter typically generating a higher proportion of our revenues due to increased consumer spending. Revenues in the first fiscal quarter are generally lower, reflecting the timing of client program launches and seasonal consumer purchasing patterns. Variability in the timing of client marketing initiatives, including promotional spending, new product introductions, and merchandising resets, can also affect comparability between periods.

How We Assess the Performance of Our Business

Revenues

Branded Services segment revenues are primarily recognized in the form of commissions, fee-for-service and cost-plus fees for providing headquarter relationship management, execution of merchandising strategies and omni-commerce marketing services.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of salaries, payroll taxes and benefits for corporate and shared-service personnel. Other overhead costs include information technology, professional services fees, including accounting and legal services, and other general corporate expenses. As a public company, we incur additional expenses associated with compliance and reporting obligations, including costs related to the requirements of a publicly traded company. These costs include director and officer insurance, investor relations activities, audit and external reporting costs, and other governance‑related professional services. Selling, general and administrative expenses also reflects expenses associated with our internal reorganization and transformation initiatives, including severance, professional services related to process redesign, system implementation support, and other non‑recurring items tied to organizational changes.

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

Depreciation Expense

Depreciation expense relates to property and equipment used in our operations, including leasehold improvements, furniture and fixtures, computer hardware, and internally developed and capitalized software. Although property and equipment represent a modest portion of our total asset base, depreciation expense has increased in recent periods due to higher levels of investment in information technology and capitalized software, including expenditures associated with the implementation of our new ERP system. These technology‑related investments are depreciated over their estimated useful lives and contribute to period‑to‑period variability in depreciation expense.

Income Taxes

Income tax expense and our effective tax rates can be affected by many factors, including state apportionment factors, our acquisitions and divestitures, tax incentives and credits available to us, changes in judgment regarding our ability to realize our deferred tax assets, changes in our worldwide mix of pre-tax losses or earnings, changes in existing tax laws and our assessment of uncertain tax positions.

Cash Flows

We generate cash primarily through the receipt of fees for services performed, which generally require limited working capital and modest levels of capital expenditure relative to our overall scale. As a result, our operating model has historically produced positive operating cash flows, subject to fluctuations in client program timing, incentive compensation, and changes in working capital.

Our principal sources of liquidity include cash flows from operations, availability under our Revolving Credit Facility, and, when applicable, proceeds from divestitures. Our primary uses of cash are operating expenses, working capital requirements, interest payments on our indebtedness, and scheduled or opportunistic repayments of debt.

Investing activities generally reflect capital expenditures related to technology and infrastructure. Recent investing activity has been driven by our ERP initiative and related modernization efforts, including capitalized software development and upgrades to our information systems. These investments are intended to enhance scalability, improve operating efficiency, and strengthen financial and operational controls

Transformation Strategy

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

Reorganization expenses

Beginning in the first quarter of fiscal year 2023, we engaged third-party professional service consultants to assist in identifying and implementing operational efficiencies and cost-saving strategies. These efforts focused on internal process optimization and workforce alignment to our cost structure with current business needs. During the year ended December 31, 2025, we incurred $62.9 million in reorganization expenses related to various internal reorganization activities, including professional fees, lease exit costs, severance, and nonrecurring compensation costs, compared to $88.8 million during the year ended December 31, 2024. These amounts were recognized in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

Restructuring expenses

In the third quarter of fiscal year 2024, we initiated restructuring actions as part of our broader reorganization. These actions included offering a Voluntary Early Retirement Program (“VERP”) to certain eligible U.S.-based employees, resulting in $0.6 million and $9.9 million of settlement charges and special termination benefits recognized in “Selling, general and administrative expenses” during the years ended December 31, 2025 and 2024, respectively.

In September 2024, we also launched a cost‑savings program to improve operational performance and align our cost structure with current revenue levels. This program included special termination benefits associated with a reduction‑in‑force (“2024 RIF”) and other optimization initiatives. During the years ended December 31, 2025 and 2024, we recorded $0.4 million and $20.1 million, respectively, of related settlement charges and special termination benefits in “Selling, general and administrative expenses.”

Non-GAAP Financial Measures

In the accompanying analysis of financial results, we include certain financial measures that are not presented in accordance with U.S. generally accepted accounting principles (“GAAP”). These non-GAAP (“Non-GAAP”) financial measures are derived from our consolidated and segment financial information but exclude or adjust for certain items that are included in the most directly comparable GAAP measures. We believe these Non-GAAP financial measures provide investors with additional insight into our operating performance, underlying business trends, and period-over-period comparability. However, these measures are not in accordance with GAAP, and should not be considered in isolation or as a substitute for the most directly comparable GAAP measures.

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

Adjusted EBITDA from Continuing Operations means net loss before (i) interest expense (net), (ii) provision for (benefit from) income taxes, (iii) depreciation, (iv) amortization of intangible assets, (v) impairment of goodwill, (vi) changes in fair value of warrant liability, (vii) stock-based compensation expense, (viii) equity-based compensation of Karman Topco L.P., (ix) fair value adjustments of contingent consideration related to acquisitions, (x) acquisition and divestiture related expenses, (xi) (gain) loss on divestiture, (xii) restructuring expenses, (xiii) reorganization expenses, (xiv) litigation expenses (recovery), (xv) COVID-19 benefits received, (xvi) costs associated with (recovery from) the Take 5 Matter, (xvii) EBITDA for economic interests in investments and (xviii) other adjustments that management believes are helpful in evaluating our operating performance.

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

For a reconciliation of Adjusted EBITDA to net loss and Adjusted EBITDA by segment to operating (loss) income from continuing operations, see “ —Reconciliation of Non-GAAP Financial Measures.”

Results of Operations for the Years Ended December 31, 2025 and 2024

The following table sets forth items derived from the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024 in dollars and as a percentage of total revenues.

	Year Ended December 31,
(amounts in thousands)	2025		2024
Revenues	$3,542,642	100.0%	$3,566,324	100.0%
Cost of revenues	3,048,295	86.0%	3,059,052	85.8%
Selling, general, and administrative expenses	276,060	7.8%	324,596	9.1%
Impairment of goodwill and indefinite-lived asset	203,685	5.7%	275,170	7.7%
Depreciation and amortization	202,258	5.7%	204,553	5.7%
Income from investment in European joint venture and other	(7,491)	(0.2)%	(2,064)	(0.1)%
Gain on legal matters	(25,716)	(0.7)%	—	0.0%
Gain on divestitures	(27,983)	(0.8)%	—	0.0%
Total operating expenses	3,669,108	103.6%	3,861,307	108.3%
Operating loss from continuing operations	(126,466)	(3.6)%	(294,983)	(8.3)%
Other expenses:
Change in fair value of warrant liability	(83)	0.0%	(584)	0.0%
Interest expense, net	138,936	3.9%	146,792	4.1%
Total other expenses	138,853	3.9%	146,208	4.1%
Loss from continuing operations before benefit from income taxes	(265,319)	(7.5)%	(441,191)	(12.4)%
Benefit from income taxes from continuing operations	(37,584)	(1.1)%	(62,787)	(1.8)%
Net loss from continuing operations	$(227,735)	(6.4)%	$(378,404)	(10.6)%

Other Financial Data
Adjusted Net Income(1)	$61,578	1.7%	$75,712	2.1%
Adjusted EBITDA from Continuing Operations(1)	$331,807	9.4%	$356,014	10.0%

(1)
Adjusted Net Income and Adjusted EBITDA from continuing operations are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Income and Adjusted EBITDA from continuing operations and reconciliations of net loss to Adjusted Net Income and Adjusted EBITDA, see “—Non-GAAP Financial Measures.”

Comparison of the Years Ended December 31, 2025 and 2024

Revenues

	Year Ended December 31,		Change
(amounts in thousands)	2025	2024	$	%
Branded Services	$1,163,672	$1,306,336	$(142,664)	(10.9)%
Experiential Services	1,435,297	1,295,029	140,268	10.8%
Retailer Services	943,673	964,959	(21,286)	(2.2)%
Total revenues	$3,542,642	$3,566,324	$(23,682)	(0.7)%

Branded Services segment revenues decreased $142.7 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease includes a $38.4 million reduction in revenues from reimbursable expenses. Excluding the impact of reimbursable expenses, the decline was primarily attributable to lower volumes, client losses and reductions in scope of services, which more than offset new business wins. These trends reflect continued macroeconomic uncertainty, as clients continue to manage their brand support spending with heightened scrutiny during the period.

Experiential Services segment revenues increased $140.3 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The increase includes $61.7 million of additional revenues from reimbursable expenses. Excluding the impact of reimbursable expenses, the remaining growth was primarily driven by higher event volume on improved demand and execution, as well as favorable client and service mix, and higher average pricing. These results reflect the continued recovery and expansion of in‑store and experiential activation activity across our client base.

Retailer Services segment revenues decreased $21.3 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024. The decrease in revenues was primarily driven by lower activity levels within our existing client base, partially offset by higher average pricing.

Cost of Revenues

Cost of revenues as a percentage of revenues for the year ended December 31, 2025 was 86.0%, as compared to 85.8% for the year ended December 31, 2024. The net increase as a percentage of revenues was primarily attributable to an increase in variable labor costs, including market‑driven wage pressure. These increases were partially offset by lower fixed labor costs resulting from prior period restructuring actions, improved workforce alignment, and lower discretionary incentive compensation.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of revenues for the year ended December 31, 2025 was 7.8%, as compared to 9.1% for the year ended December 31, 2024. The year‑over‑year decrease as a percentage of revenues reflects lower restructuring and reorganization expenses, the reimbursement of $5.7 million of previously incurred COVID‑19 eligible costs, and lower compensation expense, including discretionary bonuses. These favorable impacts were partially offset by higher technology‑related spending associated with ongoing modernization initiatives and an increase in bad debt expense.

Impairment of Goodwill and Indefinite-lived Asset

During the fourth quarter of fiscal year 2025, we completed our annual impairment assessment and recognized goodwill impairment charges of $13.1 million and $23.5 million for the Branded Services and Merchandising reporting units, respectively. These impairments primarily reflected higher discount rates, lower market valuation multiples for comparable companies, and updated prospective financial information reflecting revised expectations for revenue growth, margin performance, and operating cost trends. After these impairments, there was no goodwill remaining in either reporting unit.

As part of the same annual impairment assessment, we recorded an indefinite‑lived intangible asset impairment charge of $167.1 million, driven by updated long-term financial projections that indicated lower expected revenue growth for the underlying asset group.

During fiscal year 2024, we recorded impairment charges in response to triggering events. In the second quarter of 2024, we recognized a $99.7 million goodwill impairment charge for the Branded Agencies reporting unit following the announced sale of a significant business within the unit. After this impairment, an immaterial amount of goodwill remained in the reporting unit. In the fourth quarter of 2024, we recognized a $133.5 million goodwill impairment charge and a $42.0 million intangible asset impairment charge for the Branded Services reporting unit, driven by client losses and reductions in scope of services as clients implemented cost‑reduction initiatives in response to broader market conditions.

Depreciation and Amortization Expense

Depreciation and amortization expense was $202.3 million for the year ended December 31, 2025 as compared to $204.6 million for the year ended December 31, 2024. The decrease is primarily due to a $5.7 million decrease in amortization expense resulting from definite-lived intangible assets that had become fully amortized, partially offset by a $3.4 million increase in depreciation expense due to higher amortization recognized on recent software investments, primarily due to the implementation of our new global enterprise resource planning system.

Operating (Loss) Income from Continuing Operations

	Year Ended December 31,		Change
(amounts in thousands)	2025	2024	$	%
Branded Services	$(64,252)	$(318,573)	$254,321	79.8%
Experiential Services	(17,205)	255	(17,460)	(6,847.1)%
Retailer Services	(45,009)	23,335	(68,344)	(292.9)%
Total operating loss from continuing operations	$(126,466)	$(294,983)	$168,517	57.1%

Operating loss from continuing operations was $126.5 million for the year ended December 31, 2025, compared to $295.0 million for the year ended December 31, 2024. The year‑over‑year improvement was driven primarily but significantly lower non-cash impairment charges, gains on divestitures, reduced reorganization and restructuring costs, and lower compensation expense. These favorable impacts were partially offset by the revenue trends described above, driven by declines in Branded Services and Retailer Services.

Branded Services

Operating loss in the Branded Services segment improved to $64.3 million for the year ended December 31, 2025 from $318.6 million for the year ended December 31, 2024. The improvement primarily reflects lower goodwill and intangible asset impairment charges, gains from divestitures, recoveries related to the Take 5 Matter, lower reorganization and restructuring costs, and lower compensation expense. These benefits were partially offset by lower revenue levels, as noted previously.

Experiential Services

Experiential Services reported an operating loss of $17.2 million for the year ended December 31, 2025 compared to operating income of $0.3 million for the year ended December 31, 2024. The shift primarily reflects higher intangible asset impairment charges recognized in 2025, partially offset by strong revenue growth, as noted previously, and lower reorganization and restructuring costs. Excluding impairment, underlying operating performance improved meaningfully year over year.

Retailer Services

Operating results for the Retailer Services segment declined to a loss of $45.0 million for the year ended December 31, 2025 from operating income of $23.3 million for the year ended December 31, 2024. The change was primarily driven by higher intangible asset impairment charges, partially offset by lower compensation expense, and lower reorganization and restructuring costs.

Interest Expense, Net

Interest expense, net decreased $7.9 million, or 5.4%, to $138.9 million for the year ended December 31, 2025, from $146.8 million for the year ended December 31, 2024. The decrease was primarily driven by lower interest rates and a reduced outstanding debt balance resulting from repurchases of debt under the Term Loan Facility and Notes, as described in “Liquidity and Capital Resources—Description of Credit Facilities.” The decrease was partially offset by lower gains recognized on the repurchase of Notes and a reduction in non‑cash interest income related to fair value adjustments on our derivative financial instruments.

Benefit from Income Taxes

Benefit from income taxes was $37.6 million for the year ended December 31, 2025 as compared to a benefit from income taxes of $62.8 million for the year ended December 31, 2024. The decrease in the income tax benefit was primarily driven by a lower pre‑tax loss in 2025 relative to 2024. The reduction in the income tax benefit was a result of an increase in the valuation allowance related to interest expense carryforwards in 2025.

Net Loss from Continuing Operations

Net loss from continuing operations was $227.7 million for the year ended December 31, 2025, compared to net loss from continuing operations of $378.4 million for the year ended December 31, 2024. The improvement was primarily driven by lower goodwill and intangible asset impairment charges, gains on divestitures, reduced costs associated with our internal reorganization and restructuring activities, and a $7.9 million decrease in interest expense. The year‑over‑year comparison also reflects a benefit from income taxes of $37.6 million for the year ended December 31, 2025, compared to a benefit of $62.8 million for the year ended December 31, 2024.

Reconciliation of Non-GAAP Financial Measures

Adjusted Net Income from Continuing Operations

A reconciliation of Adjusted Net Income from Continuing Operations to Net loss from continuing operations is provided in the following table:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net loss from continuing operations	$(227,735)	$(378,404)	$(81,211)
Less: net income attributable to noncontrolling interests	—	—	2,346
Add:
Impairment of goodwill and indefinite-lived asset	203,685	275,170	43,500
Gain on divestitures and deconsolidation of subsidiaries	(27,983)	—	(58,891)
Equity-based compensation of Karman Topco L.P. (a)	(1,524)	723	(2,524)
Change in fair value of warrant liabilities	(83)	(584)	(286)
Fair value adjustments related to contingent consideration related to acquisitions (b)	—	1,678	11,152
Acquisition and divestiture related expenses (gains) (c)	2,237	(1,168)	3,206
Restructuring expenses (d)	931	30,051	—
Reorganization expenses (e)	62,939	88,800	56,133
Litigation expenses (recoveries) (f)	1,133	(1,940)	9,519
Amortization of intangible assets (g)	171,559	177,296	186,827
Costs associated with COVID-19, net of benefits received (h)	(5,723)	—	3,283
Gain on repurchases of Term Loan Facility and Notes (i)	(1,649)	(7,091)	(8,665)
(Recovery from) costs associated with the Take 5 Matter (j)	(20,720)	1,845	(1,380)
Tax adjustments related to non-GAAP adjustments (k)	(95,489)	(110,664)	(79,519)
Adjusted Net Income from Continuing Operations	$61,578	$75,712	$78,798

(a)

Represents expenses related to (i) equity-based compensation expense associated with grants of Common Series D Units of Karman Topco made to one of the Advantage Sponsors and (ii) equity-based compensation expense associated with the Common Series C Units of Karman Topco.

(b)	Represents adjustments to the estimated fair value of our contingent consideration liabilities related to our acquisitions, for the applicable periods.
(c)

Represents fees and costs associated with activities related to our acquisitions, divestitures, and related reorganization activities, including professional fees, due diligence, and integration activities.

(d)

Restructuring charges, including programs designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes. Restructuring expenses include costs associated with the Voluntary Early Retirement Program, special termination benefits associated with the reduction-in-force that occurred in 2024, and other optimization initiatives.

(e)

Represents fees and costs associated with various internal reorganization and transformational activities, including professional fees, lease and other contract exit costs, severance, and nonrecurring compensation costs.

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

(i)

Represents a gain associated with the repurchases of Notes and Term Loan Facility debt, net of deferred financing fees related to repricing of Term Loan Facility. For additional information, refer to Note 8—Debt to our audited financial statements for the year ended December 31, 2025.

(j)

Represents recoveries related to the Take 5 Matter, including cash received from an insurance policy and amounts collected from parties responsible for the underlying misconduct, as well as costs associated with investigation and remediation activities, primarily professional fees and other related expenses.

(k)

Represents the tax provision or benefit associated with the adjustments above, taking into account our applicable tax rates, after excluding adjustments related to items that do not have a related tax impact

Adjusted EBITDA

Reconciliation of Adjusted EBITDA from Continuing Operations to Net loss from continuing operations is provided in the following table:

Continuing Operations	Year Ended December 31,
(in thousands)	2025	2024	2023
Net loss from continuing operations	$(227,735)	$(378,404)	$(81,211)
Add:
Interest expense, net	138,936	146,792	165,734
Benefit from income taxes from continuing operations	(37,584)	(62,787)	(37,648)
Depreciation and amortization	202,258	204,553	208,856
Impairment of goodwill and indefinite-lived asset	203,685	275,170	43,500
Gain on divestiture and deconsolidation of subsidiaries	(27,983)	—	(58,891)
Changes in fair value of warrant liability	(83)	(584)	(286)
Stock-based compensation expense (a)	26,915	31,019	38,933
Equity-based compensation of Karman Topco L.P. (b)	(1,524)	723	(2,524)
Fair value adjustments related to contingent consideration (c)	—	1,678	11,136
Acquisition and divestiture related expenses (gains) (d)	2,237	(1,168)	3,206
Restructuring expenses (e)	931	30,051	—
Reorganization expenses (f)	62,939	88,800	56,166
Litigation expenses (recovery) (g)	1,133	(1,940)	9,519
COVID-19 related (benefits received) costs (h)	(5,723)	—	3,283
(Recovery from) costs associated with the Take 5 Matter (i)	(20,720)	1,845	(1,380)
EBITDA for economic interests in investments (j)	14,125	20,266	(6,145)
Adjusted EBITDA from Continuing Operations	$331,807	$356,014	$352,248

Financial information by segment, including a reconciliation of Adjusted EBITDA by Segment to operating (loss) income is provided in the following tables:

Branded Services segment	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating (loss) income	$(64,252)	$(318,573)	$27,193
Add:
Depreciation and amortization	125,807	130,212	140,932
Impairment of goodwill and indefinite-lived asset	77,797	275,170	43,500
Gain on divestiture and deconsolidation of subsidiaries	(27,983)	—	(58,891)
Stock-based compensation expense (a)	10,221	12,391	15,651
Equity-based compensation of Karman Topco L.P. (b)	(95)	2,445	(687)
Fair value adjustments related to contingent consideration (c)	—	1,678	11,136
Acquisition and divestiture related expenses (d)	1,234	168	1,777
Restructuring expenses (e)	358	19,343	—
Reorganization expenses (f)	28,075	35,910	28,739
Litigation expenses (g)	302	610	2,181
COVID-19 benefits received (h)	(1,891)	—	(323)
(Recovery from) costs associated with the Take 5 Matter (i)	(20,720)	1,845	(1,380)
EBITDA for economic interests in investments (j)	14,125	20,266	(6,145)
Branded Services segment Adjusted EBITDA	$142,978	$181,465	$203,683

Experiential Services segment	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating (loss) income	$(17,205)	$255	$3,295
Add:
Depreciation and amortization	42,751	41,728	36,584
Impairment of indefinite-lived asset	53,086	—	—
Stock-based compensation expense (a)	7,104	7,761	(3,420)
Equity-based compensation of Karman Topco L.P. (b)	(729)	(825)	(805)
Acquisition and divestiture related expenses (d)	541	47	512
Restructuring expenses (e)	186	4,368	—
Reorganization expenses (f)	17,256	21,757	12,106
Litigation expenses (g)	563	606	1,842
COVID-19 related (benefits received) costs (h)	(2,069)	—	2,889
Experiential Services segment Adjusted EBITDA	$101,484	$75,697	$53,003

Retailer Services segment	Year Ended December 31,
(in thousands)	2025	2024	2023
Operating (loss) income	$(45,009)	$23,335	$16,101
Add:
Depreciation and amortization	33,700	32,613	31,340
Impairment of goodwill and indefinite-lived asset	72,802	—	—
Stock-based compensation expense (a)	9,590	10,867	26,702
Equity-based compensation of Karman Topco L.P. (b)	(700)	(897)	(1,032)
Acquisition and divestiture related expenses (gains) (d)	462	(1,383)	917
Restructuring expenses (e)	387	6,340	—
Reorganization expenses (f)	17,608	31,133	15,321
Litigation expenses (recovery) (g)	268	(3,156)	5,496
COVID-19 related (benefits received) costs (h)	(1,763)	—	717
Retailer Services segment Adjusted EBITDA	$87,345	$98,852	$95,562

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

(i)

Represents recoveries related to the Take 5 Matter, including cash received from an insurance policy and amounts collected from parties responsible for the underlying misconduct, as well as costs associated with investigation and remediation activities, primarily professional fees and other related expenses.

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

Liquidity and Capital Resources

Operating cash flow, as supplemented by the divestiture of non-core businesses identified over our transformation period, provides the primary source of cash to fund operating needs and capital expenditures. Excess cash is used to fund debt repurchases and share repurchases. We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our working capital requirements, purchase commitments, interest payments, transformation initiatives, capital expenditures, and other financing requirements for the foreseeable future.

Share Repurchase Program

On November 9, 2021, we announced that our board of directors authorized the 2021 Share Repurchase Program pursuant to which we may repurchase up to $100.0 million of our Class A common stock.

The 2021 Share Repurchase Program does not have an expiration date but provides for suspension or discontinuation at any time. The 2021 Share Repurchase Program permits the repurchase of our Class A common stock on the open market and in other means from time to time. The timing and amount of any share repurchase is subject to prevailing market conditions, relevant securities laws and other considerations, and we are under no obligation to repurchase any specific number of shares. As of December 31, 2025, there remained $46.2 million of share repurchase availability under the 2021 Share Repurchase Program.

Cash Flows

A summary of cash provided by or used in our operating, investing and financing activities are shown in the following table:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$61,532	$93,095	$228,492
Net cash (used in) provided by investing activities	3,844	206,446	(50,515)
Net cash used in financing activities	(36,208)	(211,417)	(178,396)
Net effect of foreign currency changes on cash, cash equivalents and restricted cash	3,068	(4,575)	1,800
Net change in cash, cash equivalents and restricted cash	$32,236	$83,549	$1,381

Net Cash Provided by Operating Activities

Net cash provided operating activities during the year ended December 31, 2025 was $61.5 million, representing a decrease of $31.6 million, as compared to the same period in 2024. The year‑over‑year change primarily reflects less favorable movements in working capital, including higher prepaid expenses and other current assets and lower benefits from changes in accrued compensation and other liabilities. Operating cash flows in 2024 also benefited from elevated collections of accounts receivable driven by targeted pre‑ERP collection initiatives. These impacts were partially offset by higher deferred revenue balances and more favorable changes in accounts payable in 2025.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the year ended December 31, 2025 was $3.8 million, as compared to cash provided by investing activities of $206.4 million during the same period in 2024. The change was primarily driven by a $215.2 million decrease in proceeds from divestitures, partially offset by lower purchases of investments in unconsolidated affiliates. The change also reflects the receipt of $22.5 million in deferred proceeds from the sale of Jun Group during 2025.

Net Cash Used in Financing Activities

Net cash used in financing activities during the year ended December 31, 2025 was $36.2 million during the year ended December 31, 2025, representing a decrease of $175.2 million, as compared to the same period in 2024. The decrease was primarily driven by lower repurchases of Term Loan Facility and Notes, reduced share repurchases, lower payments for taxes related to net share settlement under the Advantage Solutions Inc. 2020 Incentive Award Plan (the “Plan”), and a decrease in contingent consideration payments.

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

Borrowings under the Revolving Credit Facility are limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable plus specified percentages of qualified cash, minus the amount of any applicable reserves. As of December 31, 2025, we had the ability to borrow up to $438.0 million under our Revolving Credit Facility after consideration of the borrowing base limitations and outstanding letters of credit.

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

The Revolving Credit Facility provides that, upon the occurrence of certain events of default, the Borrower’s obligations thereunder may be accelerated and the lending commitments terminated. Such events of default include payment defaults to the lenders thereunder, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy, insolvency, corporate arrangement, winding-up, liquidation or similar proceedings, material money judgments, material pension-plan events, certain change of control events and other customary events of default. We were in compliance with all covenants during the fiscal year.

Term Loan Facility

The Term Loan Facility consists of a term loan credit facility denominated in U.S. dollars in an aggregate principal amount of $1.093 billion. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount. Borrowings will bear interest at a floating rate of Term SOFR plus an applicable margin of 4.25% per annum, subject to additional spread adjustment on SOFR ranging from 0.11% to 0.26%. The Term Loan Facility matures on October 28, 2027.

We may voluntarily prepay loans or reduce commitments under the Term Loan Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty.

We will be required to prepay the Term Loan Facility with 100% of the net cash proceeds of certain asset sales (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios) and subject to certain reinvestment rights, 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios).

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

The Term Loan Facility provides that, upon the occurrence of certain events of default, the Borrower’s obligations thereunder may be accelerated. Such events of default will include payment defaults to the lenders thereunder, material inaccuracies of representations and warranties, covenant defaults, cross-defaults to other material indebtedness, voluntary and involuntary bankruptcy, insolvency, corporate arrangement, winding-up, liquidation or similar proceedings, material money judgments, change of control and other customary events of default. We were in compliance with all debt covenants during the fiscal year.

Senior Secured Notes

As of December 31, 2025, the Borrower had outstanding $595.1 million aggregate principal amount of 6.50% Senior Secured Notes due 2028 (the “Notes”). Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 at a rate of 6.50% per annum, commencing on May 15, 2021. The Notes will mature on November 15, 2028.

The Notes are redeemable at the applicable redemption prices specified in the Indenture plus accrued and unpaid interest. If we or our restricted subsidiaries sell certain of our respective assets or experience specific kinds of changes of control, subject to certain exceptions, we must offer to purchase the Notes at par. In connection with any offer to purchase all Notes, if holders of no less than 90% of the aggregate principal amount of Notes validly tender their Notes, we are entitled to redeem any remaining Notes at the price offered to each holder. We may voluntarily prepay loans or reduce commitments under the Notes, in whole or in part without premium or penalty.

The Notes are subject to covenants that, among other things limit our ability and our restricted subsidiaries’ ability to: incur additional indebtedness or guarantee indebtedness; pay dividends or make other distributions in respect of, or repurchase or redeem, our capital stock; prepay, redeem or repurchase certain indebtedness; issue certain preferred stock or similar equity securities; make loans and investments; sell or otherwise dispose of assets; incur liens; enter into transactions with affiliates; enter into agreements restricting our subsidiaries’ ability to pay dividends; and consolidate, merge or sell all or substantially all of our assets.

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

Events After Period End

In February 2026, we entered into an agreement with a group of lenders and noteholders representing a majority of our outstanding senior secured notes and term loans to support a set of coordinated transactions designed to extend the maturities of a substantial portion of our debt. Under this agreement, we expect to seek consents from holders of our senior secured notes to amend the existing indenture and offer eligible noteholders the opportunity to exchange their notes for new debt with later maturities and a modest cash component. We also expect to seek similar consents from lenders under our first lien term loan facility and provide participating lenders with an option to receive a combination of cash and new term loans that extend the maturity of their existing loans. The supporting creditors have agreed to work with us to initiate these transactions in February and target completion in March 2026. In addition, we and these creditors intend to collaborate on potential amendments to, and an extension of, our revolving credit facility, although completing that extension is not required for the broader maturity extension effort. The agreement includes customary conditions and termination rights, including an automatic termination in late March 2026 unless extended by mutual agreement, and reflects representations and commitments that were negotiated solely among the parties and may not reflect conditions after the date they were made.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2025:

(in thousands)	Total	Current	Long-Term
Operating lease liabilities(1)	$32,135	$11,432	$20,703
Client deposits(2)	18,730	18,730	—
Total debt excluding deferred issuance costs(3)	1,687,832	13,250	1,674,582
Other long-term liabilities on the consolidated balance sheets
Unpaid claims(4)	75,624	37,839	37,785
Accrued contractual termination benefits	4,617	4,617	—
Total contractual obligations	$1,818,938	$85,868	$1,733,070

(1)
Refer to Note 9—Leases of our audited consolidated financial statements for the year ended December 31, 2025 for additional information regarding the maturity of operating lease liabilities.
(2)
Represents payments collected from our clients, primarily, associated with market development funds that arise out of our business.
(3)
We have an aggregate principal amount of $1.093 billion borrowing on the Term Loan Facility, which bears the applicable interest rate at a floating rate of Term SOFR plus 4.25% per annum, and $595.1 million in Senior Secured Notes, which is subject to a fixed interest rate of 6.5%. Refer to Note 8—Debt of our audited consolidated financial statements for the year ended December 31, 2025 for additional information regarding the maturities of debt principal. Total debt excluding deferred issuance costs does not include the obligation of future interest payments.
(4)
Represents $66.6 million of an estimated liability under our workers’ compensation programs for claims incurred but unpaid and $9.0 million of employee insurance reserves as of December 31, 2025.

Cash and Cash Equivalents Held Outside the United States

As of December 31, 2025, $14.0 million of our cash and cash equivalents were held by foreign subsidiaries. As of December 31, 2025, $37.9 million of our cash and cash equivalents were held by foreign branches.

We expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. Nonetheless, we assessed our determination as to our indefinite reinvestment intent for certain of our foreign subsidiaries and branches and recorded a deferred tax liability of approximately $1.0 million of withholding tax as of December 31, 2025 for unremitted earnings in Canada. We continue to assert indefinite reinvestment on earnings of our foreign operations, other than Canada and the United Kingdom. No deferred tax liability is required for the United Kingdom unremitted earnings. However, we may change our assertion if we identify a higher return on this capital in the U.S. and we are able to repatriate the income in a tax-efficient means.

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

Revenues within the Branded Services segment are further disaggregated between brokerage services, branded merchandising services, omni-commerce marketing services, and revenues related to our European joint venture (prior to the deconsolidation during fiscal year 2023). Brokerage services revenues are primarily outsourced sales and services for branded CPG manufacturers at retailer headquarters, in-store and online. Branded merchandising services relate to merchandising in-store and online for branded CPG manufacturers. Omni-commerce marketing services primarily relate to digital and field marketing services.

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

We have contracts that include variable consideration whereby the ultimate consideration is contingent on future events such as the client’s sales to retailers, hours worked, event count, costs incurred and performance incentive bonuses. Commission revenues are generally earned upon performance of headquarter relationship management, analytics, insights and intelligence, e-commerce, administration and retail services arrangements. As part of these arrangements, we provide a variety of services to CPG manufacturers in order to improve the manufacturer’s sales to retailers. This includes primarily outsourced sales, business development, category and space management, relationship management and in-store sales strategy services. In exchange for these services, we earn an agreed upon percentage of our client’s sales to retailers, which is agreed upon on a manufacturer-by-manufacturer basis. We may be entitled to additional fees upon meeting specific performance goals or thresholds, which we refer to as bonus revenue. The variability of the consideration for the services transferred during a reporting period is typically resolved by the end of the reporting period. However, for certain client contracts, we estimate the variable consideration for the services that have been transferred to the client during the reporting period. We typically estimate the variable consideration based on the expected value method. Estimates are based on historical experience and current facts known during the reporting period. We recognize revenue related to variable consideration if it is probable that a significant reversal of revenue recognized will not occur. When such probable threshold is not satisfied, we will constrain some or all of the variable consideration, and such constrained amount will not be recognized as revenue until the probable threshold is met or the uncertainty is resolved and the final amount is known. We record an adjustment to revenue for differences between estimated revenues and the amounts ultimately invoiced to the client. Adjustments to revenue during the current period related to services transferred during prior periods were not material for the year ended December 31, 2025.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable tangible and intangible assets acquired in an acquisition. We test for impairment of goodwill at the reporting unit level. We generally combine components that have similar economic characteristics, nature of services, types of client, distribution methods and regulatory environment. The Company has five reporting units (Branded Services, Branded Agencies, Experiential Services, Merchandising and Retailer Agencies).

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

During the fourth quarter of fiscal year 2025, in connection with our annual impairment assessment, we recognized goodwill impairment charges of $13.1 million and $23.5 million for the Branded Services and Merchandising reporting units, respectively. The decline in estimated fair value of the Branded Services and Merchandising reporting units primarily reflect higher discount rates driven by increases in market-based inputs, including risk-free rates and equity risk premiums, as well as updated valuation multiples for comparable publicly traded companies. The assessment also incorporated revised prospective financial information reflecting current expectations for revenue growth, margin performance, and operating cost trends. As a result of the impairment charges incurred during the fourth quarter of fiscal year 2025, there remains no goodwill in either the Branded Services or Merchandising reporting units.

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

During the fourth quarter of fiscal year 2025, we recognized an intangible asset impairment charge of $167.1 million in connection with the annual impairment assessment, primarily as a result of revised prospective financial information reflecting current expectations for revenue growth.

The following table represents a sensitivity analysis on the indefinite-lived trade name intangible asset depicting the percent increase in the $167.1 million charge related to the indefinite-lived trade name had the fair value been estimated with a 0.5% increase in the discount rate used and a 0.1% decrease in the royalty rate used at October 1, 2025.

Assumption Change	% Increase in Impairment Charge
0.5% increase in discount rate	10.6%
0.1% decrease in royalty rate	6.7%

Stock-Based Compensation

We grant performance restricted stock units (“PSUs”) and restricted stock units (“RSUs”) under the Plan. PSUs vest based on the achievement of specified performance conditions, including Adjusted EBITDA margin and cash earnings targets over the applicable measurement period, in addition to the participant’s continued service. PSU awards may vest from 0% to 200% of the target number of units, and the grant‑date fair value is measured using the closing price of our Class A common stock on the date of grant. Expense recognition for PSUs requires significant judgment, as we assess the probability of achieving the performance conditions each reporting period. Changes in these probability assessments may result in adjustments to expense in future periods.

RSUs vest based solely on continued service and generally vest ratably over three years. The grant‑date fair value is measured using the closing price of our Class A common stock on the date of grant, and compensation expense is recognized using graded vesting over the respective vesting periods. Stock‑based compensation expense is recognized based on the grant‑date fair value of awards that are expected to vest, and we reverse previously recognized expense when awards are forfeited prior to vesting.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Risk

Our exposure to foreign currency exchange rate fluctuations is primarily the result of foreign branches and foreign subsidiaries primarily domiciled in Canada. We use financial derivative instruments to hedge foreign currency exchange rate risks associated with our Canadian operations.

The assets and liabilities of our foreign branches and foreign subsidiaries, whose functional currencies are primarily Canadian dollars are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated loss before taxes would have increased by approximately $4.6 million for the year ended December 31, 2025.

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

As of December 31, 2025, we had interest rate collar contracts with an aggregate notional value of $700.0 million principal from various financial institutions to manage our exposure to interest rate movements on variable rate credit facilities. The interest rate collars will mature on April 5, 2026, 2027 and 2028. The aggregate fair value of our interest rate collars represented an outstanding net liability of $0.5 million as of December 31, 2025.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the Term Loan Facility and Revolving Credit Facility would have resulted in an increase of $2.0 million in interest expense, net of gains from interest rate collars and caps, for the year ended December 31, 2025.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate collar agreements or modify our existing interest rate collar agreements. However, we do not intend or expect to enter into derivative or interest rate collar transactions for speculative purposes.

Item 8. Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED

FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	51
Consolidated Balance Sheets	54
Consolidated Statements of Operations and Comprehensive Loss	55
Consolidated Statements of Stockholders’ Equity	56
Consolidated Statements of Cash Flows	57
Notes to Consolidated Financial Statements	58
Schedule I—Condensed Registrant Only Financial Information of Advantage Solutions Inc. as of December 31, 2025 and 2024, and for the years ended December 31, 2025, 2024, and 2023	94

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Advantage Solutions Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Advantage Solutions Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessments – Experiential Services and Retailer Agencies Reporting Units

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s goodwill balance was $438.9 million as of December 31, 2025, a significant portion of which related to the Experiential Services and Retailer Agencies reporting units. Management tests its goodwill for impairment at the beginning of the fourth quarter of a given fiscal year and whenever events or changes in circumstances indicate that the carrying value of a reporting unit may exceed its fair value. If the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment loss. Management utilizes a combination of income and market approaches to estimate the fair value of its reporting units. The income approach utilizes estimates of discounted cash flows of the reporting units, which requires assumptions for the reporting units' revenue growth rates, earnings before interest, taxes, depreciation, and amortization (EBITDA) margins, terminal growth rates, capital cost expenditures as a percentage of revenue, discount rates, and incremental net working capital, all of which require significant management judgment. Based on the annual goodwill impairment assessment performed as of October 1, 2025, no impairment charges were recorded for the Experiential Services or Retailer Agencies reporting units.

The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment for the Experiential Services and Retailer Agencies reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Experiential Services and Retailer Agencies reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate used in the income approach for the Experiential Services reporting unit and the revenue growth rates and the discount rate used in the income approach for the Retailer Agencies reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Experiential Services and Retailer Agencies reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Experiential Services and Retailer Agencies reporting units; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the discount rate used in the income approach for the Experiential Services reporting unit and the revenue growth rates and the discount rate used in the income approach for the Retailer Agencies reporting unit. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Retailer Agencies reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach and (ii) the reasonableness of the discount rate assumption for the Experiential Services and Retailer Agencies reporting units.

Impairment Assessment – Advantage Trade Name

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s indefinite-lived intangible asset balance was $442.4 million as of December 31, 2025, which relates to the Advantage trade name. Intangible assets with indefinite useful lives are not amortized but tested annually, at the beginning of the fourth quarter, for impairment or more often if events occur or circumstances change that would create a triggering event. Management tests its indefinite-lived intangible asset for impairment using a relief from royalty method by comparing the estimated fair value of the indefinite-lived intangible asset with the carrying value. The estimates used in the determination of fair value are subjective in nature and involve the use of significant assumptions. These estimates and assumptions include revenue growth rates, terminal growth rate, discount rate and royalty rate, all of which require significant management judgment. In connection with management’s annual impairment test as of October 1, 2025, management recognized an intangible asset impairment charge of $167.1 million related to the Advantage Trade Name.

The principal considerations for our determination that performing procedures relating to the Advantage trade name impairment assessment is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Advantage trade name; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, discount rate, and royalty rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s Advantage trade name impairment assessment. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Advantage trade name; (ii) evaluating the appropriateness of the relief from royalty method used by management; (iii) testing the completeness and accuracy of underlying data used in the relief from royalty method; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, the discount rate, and the royalty rate. Evaluating management’s assumptions related to revenue growth rates involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Advantage brand; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty method and (ii) the reasonableness of the discount rate and royalty rate assumptions.

/s/ PricewaterhouseCoopers LLP

Irvine, California

March 3, 2026

We have served as the Company’s auditor since 2003.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$240,850	$205,233
Restricted cash	12,137	15,518
Accounts receivable, net of allowance for expected credit losses of $16,771 and $13,047, respectively	594,999	603,069
Prepaid expenses and other current assets	124,629	86,918
Total current assets	972,615	910,738
Property, equipment, and capitalized software, net	115,858	97,763
Goodwill	438,900	477,021
Other intangible assets, net	993,927	1,332,578
Investments in unconsolidated affiliates	234,138	226,510
Other assets	37,977	61,907
Total assets	$2,793,415	$3,106,517
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$13,250	$13,250
Accounts payable	162,376	158,485
Accrued compensation and benefits	121,105	129,486
Other accrued expenses	105,449	134,677
Deferred revenues	30,454	24,164
Total current liabilities	432,634	460,062
Long-term debt, net of current portion	1,660,611	1,686,690
Deferred income tax liabilities	90,023	146,889
Other long-term liabilities	56,189	64,141
Total liabilities	2,239,457	2,357,782
Commitments and contingencies (Note 18)
Equity attributable to stockholders of Advantage Solutions Inc.
Preferred stock, no par value, 10,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 326,429,909 and 320,773,096 shares issued and outstanding as of December 31, 2025 and 2024, respectively	33	32
Additional paid in capital	3,488,988	3,466,221
Accumulated deficit	(2,869,347)	(2,641,612)
Loans to Karman Topco L.P.	(7,673)	(7,029)
Accumulated other comprehensive loss	(4,158)	(15,861)
Treasury stock, at cost; 12,894,517 and 12,400,075 shares as of December 31, 2025 and 2024, respectively	(53,885)	(53,016)
Total stockholders' equity	553,958	748,735
Total liabilities and stockholders' equity	$2,793,415	$3,106,517

See Notes to the Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
(in thousands, except share and per share data)	2025	2024	2023
Revenues	$3,542,642	$3,566,324	$3,900,125
Cost of revenues (exclusive of depreciation and amortization shown separately below)	3,048,295	3,059,052	3,415,046
Selling, general, and administrative expenses	276,060	324,596	250,235
Impairment of goodwill and indefinite-lived asset	203,685	275,170	43,500
Depreciation and amortization	202,258	204,553	208,856
Income from investment in European joint venture and other	(7,491)	(2,064)	(5,210)
Gain on legal matters	(25,716)	—	—
Gain on divestitures and deconsolidation of subsidiaries	(27,983)	—	(58,891)
Total operating expenses	3,669,108	3,861,307	3,853,536
Operating (loss) income from continuing operations	(126,466)	(294,983)	46,589
Other expenses (income):
Change in fair value of warrant liabilities	(83)	(584)	(286)
Interest expense, net	138,936	146,792	165,734
Total other expenses, net	138,853	146,208	165,448
Loss from continuing operations before benefit from income taxes	(265,319)	(441,191)	(118,859)
Benefit from income taxes from continuing operations	(37,584)	(62,787)	(37,648)
Net loss from continuing operations	(227,735)	(378,404)	(81,211)
Net income from discontinued operations, net of tax	—	53,634	20,829
Net loss	$(227,735)	$(324,770)	(60,382)
Less: net income from continuing operations attributable to noncontrolling interest, net of tax	—	—	2,346
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	—	2,192	594
Net loss attributable to stockholders of Advantage Solutions Inc.	$(227,735)	$(326,962)	$(63,322)

Net (loss) income per common share:
Basic loss per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(0.70)	$(1.18)	$(0.26)
Basic income per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$0.16	$0.06

Diluted net (loss) income per share:
Diluted loss per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(0.70)	$(1.18)	$(0.26)
Diluted income per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$0.16	$0.06
Weighted-average number of common shares:
Basic	324,564,046	321,515,982	323,677,515
Diluted	324,564,046	321,515,982	323,677,515

Comprehensive Income (Loss):
Net loss attributable to stockholders of Advantage Solutions Inc.	$(227,735)	$(326,962)	$(63,322)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11,703	(9,485)	5,817
Total comprehensive loss attributable to stockholders of Advantage Solutions Inc.	$(216,032)	$(336,447)	$(57,505)

See Notes to the Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated	Advantage
					Additional			Other	Solutions Inc.		Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'	Noncontrolling	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity	Interest	Equity
Balance at January 1, 2023	319,690,300	$32	1,610,014	$(12,567)	$3,408,836	$(2,247,109)	$(6,363)	$(18,849)	$1,123,980	$101,744	$1,225,724
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(63,258)	—	—	(63,258)	2,639	(60,619)
Foreign currency translation adjustments	—	—	—	—	—	—	—	5,817	5,817	3,201	9,018
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(57,441)	5,840	(51,601)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(24)	—	(24)	—	(24)
Purchase of treasury stock	(4,164,010)	—	4,164,010	(10,665)	—	—	—	—	(10,665)	—	(10,665)
Retirement of shares	—	—	(2,173,949)	4,283	—	(4,283)	—	—	—	—	—
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(2,524)	—	—	—	(2,524)	—	(2,524)
Shares issued under 2020 Employee Stock Purchase Plan	1,241,440	—	—	—	2,248	—	—	—	2,248	—	2,248
Shares issued under 2020 Incentive Award Plan and tax related to net share settlement	5,467,531	—	—	—	(1,880)	—	—	—	(1,880)	—	(1,880)
Stock-based compensation expense	—	—	—	—	42,581	—	—	—	42,581	—	42,581
Deconsolidation of subsidiaries	—	—	—	—	—	—	—	9,087	9,087	(108,869)	(99,782)
Balance at December 31, 2023	322,235,261	$32	3,600,075	$(18,949)	$3,449,261	$(2,314,650)	$(6,387)	$(3,945)	$1,105,362	$(1,285)	$1,104,077
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(326,962)	—	—	(326,962)	2,192	(324,770)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(9,485)	(9,485)	73	(9,412)
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(336,447)	2,265	(334,182)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(642)	—	(642)	—	(642)
Purchase of treasury stock	(8,800,000)	—	8,800,000	(34,067)	—	—	—	—	(34,067)	—	(34,067)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	723	—	—	—	723	—	723
Shares issued under 2020 Employee Stock Purchase Plan	983,808	—	—	—	2,294	—	—	—	2,294	—	2,294
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(12,765)	—	—	—	(12,765)	—	(12,765)
Shares issued under 2020 Incentive Award Plan	6,354,027	—	—	—	—	—	—	—	—	—	—
Sale of a business	—	—	—	—	—	—	—	(2,431)	(2,431)	(980)	(3,411)
Stock-based compensation expense	—	—	—	—	26,708	—	—	—	26,708	—	26,708
Balance at December 31, 2024	320,773,096	$32	12,400,075	$(53,016)	$3,466,221	$(2,641,612)	$(7,029)	$(15,861)	$748,735	$—	$748,735
Comprehensive (loss) income
Net (loss) income	—	—	—	—	—	(227,735)	—	—	(227,735)	—	(227,735)
Foreign currency translation adjustments	—	—	—	—	—	—	—	11,703	11,703	—	11,703
Total comprehensive (loss) income	—	—	—	—	—	—	—	—	(216,032)	—	(216,032)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(644)	—	(644)	—	(644)
Purchase of treasury stock	(494,442)	—	494,442	(869)	—	—	—	—	(869)	—	(869)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(1,524)	—	—	—	(1,524)	—	(1,524)
Shares issued under 2020 Employee Stock Purchase Plan	1,089,303	—	—	—	1,838	—	—	—	1,838	—	1,838
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(3,943)	—	—	—	(3,943)	—	(3,943)
Shares issued under 2020 Incentive Award Plan	5,061,952	1	—	—	—	—	—	—	1	—	1
Stock-based compensation expense	—	—	—	—	26,396	—	—	—	26,396	—	26,396
Balance at December 31, 2025	326,429,909	$33	12,894,517	$(53,885)	$3,488,988	$(2,869,347)	$(7,673)	$(4,158)	$553,958	$—	$553,958

See Notes to Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(227,735)	$(378,404)	$(81,211)
Adjustments to reconcile net loss to net cash provided by operating activities
Non-cash adjustments on derivatives and non-cash interest expense (income)	(2,102)	5,227	(7,728)
Amortization of deferred financing fees	7,038	6,766	8,292
Impairment of goodwill and indefinite-lived asset	203,685	275,170	43,500
Depreciation and amortization	202,258	204,553	208,856
Fair value adjustments related to contingent consideration	—	1,678	11,152
Deferred income taxes	(57,521)	(57,307)	(80,416)
Equity-based compensation of Karman Topco L.P.	(1,524)	723	(2,524)
Stock-based compensation	26,915	31,019	38,933
Income from equity method investments	(7,491)	(2,064)	(5,511)
Distribution received from equity method investments	1,810	3,289	2,100
Gain on divestiture and deconsolidation of subsidiaries	(27,983)	—	(58,891)
Gain on repurchases of Senior Secured Notes and Term Loan Facility debt	(1,649)	(9,141)	(8,665)
Other	282	1,769	3,032
Changes in operating assets and liabilities, net of effects from divestitures:
Accounts receivable, net	7,995	51,154	38,899
Prepaid expenses and other assets	(31,423)	28,396	100,841
Accounts payable	5,271	(12,918)	(23,066)
Accrued compensation and benefits	(10,665)	(30,380)	27,458
Deferred revenues	7,335	(2,129)	8,551
Other accrued expenses and other liabilities	(32,964)	(24,306)	4,890
Net cash provided by operating activities	61,532	93,095	228,492
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments in unconsolidated affiliates	(3,736)	(13,932)	(3,023)
Purchase of property and equipment	(6,477)	(7,838)	(20,691)
Purchase and development of capitalized software	(46,434)	(47,501)	(20,872)
Proceeds from divestitures	60,491	275,717	21,108
Deconsolidation of subsidiaries cash and cash equivalents and restricted cash, net of proceeds	—	—	(31,465)
Proceeds from sale of investments in unconsolidated affiliates	—	—	4,428
Net cash (used in) provided by investing activities	3,844	206,446	(50,515)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	90,000	—	99,538
Payments on lines of credit	(90,000)	—	(99,102)
Principal payments on long-term debt	(13,250)	(13,131)	(13,294)
Repurchases of Senior Secured Notes and Term Loan Facility debt	(18,218)	(147,122)	(156,559)
Debt issuance costs	—	(971)	—
Deferred consideration paid for purchases in unconsolidated affiliates	(2,113)	—	—
Contingent consideration payments	—	(5,655)	(1,867)
Proceeds from employee stock purchase plan	1,838	2,294	2,248
Payments for taxes related to net share settlement of equity awards	(3,596)	(12,765)	(1,880)
Holdback payments	—	—	(944)
Redemption of noncontrolling interest	—	—	(154)
Purchase of treasury stock	(869)	(34,067)	(6,382)
Net cash used in financing activities	(36,208)	(211,417)	(178,396)
Net effect of foreign currency changes on cash, cash equivalents and restricted cash	3,068	(4,575)	1,800
Net change in cash, cash equivalents and restricted cash	32,236	83,549	1,381
Cash, cash equivalents and restricted cash, beginning of period	220,751	137,202	135,821
Cash, cash equivalents and restricted cash, end of period	$252,987	$220,751	$137,202

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

The Company is headquartered in St. Louis, Missouri, and is a business solutions provider to consumer packaged goods (“CPG”) manufacturers and retailers.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its controlled subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The financial information set forth herein reflects: (a) the Consolidated Statements of Operations and Comprehensive Loss, Consolidated Statements of Stockholders’ Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023 and (b) the Consolidated Balance Sheets as of December 31, 2025 and 2024. The consolidated financial statements for the years ended December 31, 2025, 2024, and 2023 reflect Topco’s basis in the assets and liabilities of the Company, as a result of the 2014 Topco Acquisition. The Company’s share in the earnings or losses for its investments in affiliates is reflected in “Investments in unconsolidated affiliates” and “Income from equity method investments” in the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Loss, respectively. When an equity method investment is considered integral to the reporting entity’s ongoing operations, the reporting entity’s share of the investee’s earnings or losses is presented within operating income (loss). All intercompany balances and transactions have been eliminated upon consolidation.

Discontinued Operations

The Company presents discontinued operations when there is a disposal of a component or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The results of discontinued operations are reported in net income (loss) from discontinued operations in the consolidated statements of operations for all periods presented, commencing in the period in which the business is either disposed of or is classified as held for sale, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less costs to sell. Assets and liabilities related to a business classified as held for sale or meets the criteria for discontinued operations are segregated in the consolidated balance sheets for the current and prior periods presented. Cash flows for continuing and discontinued operations are segregated in Note 2—Discontinued Operations, Divestitures and Deconsolidation of European Joint Venture for the prior periods. When proceeds are not utilized to paydown long-term debt, the assets and liabilities associated with discontinued operations in the current period balance sheet are classified as current. No components met the criteria for classification as discontinued operations during the year ended December 31, 2025.

The notes to the consolidated financial statements are presented on a continuing operations basis unless otherwise noted. Refer to Note 17—Operating Segments and Geographic Information for additional information on the Company’s reportable segments. Refer to Note 2—Discontinued Operations, Divestitures and Deconsolidation of European Joint Venture for additional information on the Company’s discontinued operations.

Reportable Segments

When evaluating the Company’s financial performance, the chief operating decision maker (“CODM”) regularly reviews revenues, compensation and benefits, reimbursable expenses and other segment items. Refer to Note 17—Operating Segments and Geographic Information for additional information on the Company’s reportable segments.

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

Foreign Currency

The Company’s reporting currency is U.S. dollars as that is the currency of the primary economic environment in which the Company operates. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using weighted‑average exchange rates for the period, which approximate the rates in effect when the underlying transactions occurred. Gains and losses from these translations are included in “Accumulated other comprehensive loss” in the Consolidated Statements of Stockholders’ Equity. Transactions in foreign currencies other than the entities’ functional currency are converted using the rate of exchange at the date of transaction. The gains or losses arising from the revaluation of foreign currency transactions to functional currency are included in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in Accumulated other comprehensive loss in stockholders’ equity. The Company reports gains and losses from foreign exchange rate changes related to intercompany receivables and payables that are of a long-term investment nature, in “Other comprehensive loss” in the Consolidated Statements of Operations and Comprehensive Loss. These items had an immaterial impact on the results of operations for each of the years ended December 31, 2025, 2024, and 2023.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Company’s Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Company’s Consolidated Statements of Cash Flows:

	December 31,
(in thousands)	2025	2024	2023
Cash and cash equivalents	$240,850	$205,233	$120,839
Restricted cash	12,137	15,518	16,363
Total cash, cash equivalents and restricted cash	$252,987	$220,751	$137,202

The following table provides supplemental disclosure of cash flow information:

	Year Ended December 31,
(in thousands)	2025	2024	2023
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Exchange of ownership of Partnership SPV 1 Limited for fair value of GSH	$—	$—	$15,854
Non-cash proceeds from divestitures	$2,535	$45,056	$4,283
Purchases of property and equipment recorded in accounts payable and accrued expenses	$—	$114	$1,201
Purchases of capitalized software recorded in accounts payable and accrued expenses	$5,567	$7,272	$—
SUPPLEMENTAL CASH FLOW INFORMATION
Gain (loss) on divestitures from discontinued operations	$—	$95,099	$(19,068)
Non-cash consideration for purchases of investments in unconsolidated affiliates	$—	$10,432	$—
Cash payments for interest	$(142,681)	$(163,202)	$(174,767)
Cash received from interest rate derivatives	$—	$30,824	$28,808
Cash payments for income taxes, net	$(19,291)	$(31,269)	$(39,007)

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

Prepaid Expenses and Other Current Assets

Prepaid Expenses and Other Current Assets consist primarily of prepaid insurance, prepaid taxes, prepaid payroll, and other expenses. Prepaid expenses are recorded at cost and are amortized over the periods benefited using the straight-line method. The Company reviews prepaid expenses at each balance sheet date and adjusts the carrying amounts as necessary to reflect the remaining estimated benefit.

Property, Equipment and Capitalized Software

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

The Company capitalizes certain direct costs associated with the development and purchase of internal-use software within property and equipment. Costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized until the software is substantially complete and ready for its intended use. Capitalization ceases upon completion of all substantial testing. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable the expenditures will result in additional functionality. Capitalized costs are amortized on a straight-line basis over the estimated useful lives of the software, generally not exceeding seven years. Maintenance and training costs are charged to expense as incurred and included in operating expenses. The Company evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. There were no impairments to capitalized internal-use software for the years ended December 31, 2025 and 2024.

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

Divestitures

The Company nets the proceeds from the divestitures of businesses with the carrying amount of the related net assets and liabilities and records a gain or loss in the Consolidated Statements of Operations and Comprehensive Loss. Any contingent payments that are potentially due to the Company as a result of these divestitures are realized or realizable. For divestitures of businesses, the Company includes the relative fair value of goodwill associated with the businesses in the determination of the gain or loss on sale.

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

In connection with the Company’s annual quantitative impairment test as of October 1, 2025, the Company concluded that the estimated fair value of the Branded Services and Merchandising reporting units were below their carrying amount. The decline in fair value primarily reflected higher discount rates driven by increases in market-based inputs, including risk-free rates and equity risk premiums, as well as updated market multiples for comparable publicly traded companies. The assessment also incorporated revised prospective financial information that reflected current expectations for revenue growth, margin performance, and operating cost trends. As a result, the Company recorded non-cash goodwill impairment charges of $13.1 million and $23.5 million for the Branded Services and Merchandising reporting units, respectively, which fully eliminated the remaining goodwill associated with both reporting units. These impairments do not impact the Company’s cash flows, liquidity, or compliance with financial covenants.

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

Indefinite Lived Intangible Asset

The Company’s indefinite-lived intangible asset is the Advantage Trade Name. Prior to the segment change, the Company went to market with the Advantage Trade Name being specifically used and assessed for impairment in the Sales and Marketing businesses. As a result of the change in the Company's reportable segments effective as of January 1, 2024, the Company determined, based on the change in the planned use of the Advantage Trade Name intangible asset, that the Advantage Trade Name should be considered an entity-wide asset for reporting and impairment testing purposes. Intangible assets with indefinite useful lives are not amortized but tested annually, at the beginning of the fourth quarter, for impairment or more often if events occur or circumstances change that would create a triggering event. The Company has the option to perform a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying value before performing a quantitative impairment test. The Company tests its indefinite-lived intangible asset for impairment using a relief from royalty method by comparing the estimated fair value of the indefinite-lived intangible asset with the carrying value. The estimates used in the determination of fair value are subjective in nature and involve the use of significant assumptions. These estimates and assumptions include revenue growth rates, terminal growth rate, discount rate and royalty rate, all of which require significant management judgment. The assumptions are based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value hierarchy. The Company based its fair value estimates on assumptions it believes to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from the estimates.

In connection with the Company’s annual quantitative impairment test as of October 1, 2025, the Company recognized an intangible asset impairment charge of $167.1 million related to the Advantage Trade Name, which has been reflected in “Impairment of goodwill and indefinite-lived asset” in the Consolidated Statements of Operations and Comprehensive Loss. The impairment resulted from updated prospective financial information reflecting current expectations for revenue growth.

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

Long-Lived Assets

Long-lived assets to be held and used, including finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured as the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. No impairment related to the Company’s long-lived assets was recorded during the years ended December 31, 2025, 2024, and 2023.

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

Leases

The Company has obligations under various real estate leases, equipment leases, and software license agreements. The Company assesses whether these arrangements are or contain leases at lease inception. Classification of the leases between financing and operating leases is determined by assessing whether the lease transfers ownership of the asset to the Company, the lease grants an option for the Company to purchase the underlying asset, the lease term is for the majority of the asset’s remaining economic life, or if the minimum lease payments equal or substantially exceed all of the leased asset’s fair market value. The Company receives tenant improvement allowances from some of the landlords of its leased properties. The tenant improvement allowances that are expected to be received are included in the measurement of the initial operating lease liability, which are also reflected as a reduction to the initial measurement of the right-of-use asset and amortized over the applicable lease terms. As of December 31, 2025, the Company's finance leases were not material. Refer to Note 9—Leases, for further information regarding the Company’s operating leases.

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

Revenues related to the Branded Services segment are primarily recognized in the form of commissions, fee-for-service and cost-plus fees for providing headquarter relationship management, execution of merchandising strategies and omni-commerce marketing services. Revenues within the Branded Services segment are further disaggregated between brokerage services, branded merchandising services, omni-commerce marketing services, and revenues related to the Company's European joint venture (prior to the deconsolidation during fiscal year 2023). Brokerage services revenues are primarily outsourced sales and services for branded CPG manufacturers at retailer headquarters, in-store and online. Branded merchandising services relate to merchandising in-store and online for branded CPG manufacturers. Omni-commerce marketing services primarily relate to digital and field marketing services.

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

Disaggregated revenues were as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Branded Services
Brokerage services	$362,536	$495,302	$534,670
Branded merchandising services	462,243	428,821	444,859
Omni-commerce marketing services	338,893	382,213	404,522
European joint venture (1)	—	—	374,366
Total Branded Services revenues	$1,163,672	$1,306,336	$1,758,417
Experiential Services
Experiential services	$1,435,297	$1,295,029	$1,159,449
Total Experiential Services revenues	$1,435,297	$1,295,029	$1,159,449
Retailer Services
Retail merchandising services	$693,368	$701,709	$714,052
Advisory services	187,000	197,506	207,675
Agency services	63,305	65,744	60,532
Total Retailer Services revenues	$943,673	$964,959	$982,259
Total revenues	$3,542,642	$3,566,324	$3,900,125

(1)
The Company previously held a majority interest in a European joint venture that provided retail and sales solutions across multiple markets, which the Company deconsolidated in fiscal year 2023 after its ownership interest was reduced.

The Company is party to certain client contracts that include variable consideration, whereby the ultimate consideration is contingent on future events such as the client’s sales to retailers, hours worked, event count, costs incurred, and performance incentive bonuses. For commission-based service contracts, the consideration received from the client is variable because the Company earns an agreed upon percentage of the client’s sales to retailers, which is agreed upon on a manufacturer-by-manufacturer basis. Revenues are recognized for the commission earned during the applicable reporting period. The Company generally earns commission revenues from headquarter relationship management, analytics, insights and intelligence, e-commerce, administration, private label development and retail services arrangements. As part of these arrangements, the Company provides a variety of services to CPG manufacturers in order to improve the manufacturer’s sales at retailers. This includes primarily outsourced sales, business development, category and space management, relationship management, and sales strategy services. In exchange for these services, the Company earns an agreed upon percentage of its client’s sales to retailers, which is agreed upon on a manufacturer-by-manufacturer basis.

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

The variability of the consideration for the services transferred during a reporting period is typically resolved by the end of the reporting period. However, for certain client contracts, the Company is required to estimate the variable consideration for the services that have been transferred to the client during the reporting period. The Company typically estimates the variable consideration based on the expected value method. Estimates are based on historical experience and current facts known during the reporting period. The Company only recognizes revenues related to variable consideration if it is probable that a significant reversal of revenues recognized will not occur when the uncertainty associated with the variable consideration is resolved. When such probable threshold is not satisfied, the Company will constrain some or all of the variable consideration and the constrained variable consideration will not be recognized as revenues. The Company records an adjustment to revenue for differences between estimated revenues and the amounts ultimately invoiced to the client. Adjustments to revenue during the current period related to services transferred during prior periods were not material during the years ended December 31, 2025, 2024, and 2023.

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

Contract liabilities represent deferred revenues which are cash payments that are received in advance of the Company’s satisfaction of the applicable obligation(s) and are included in “Deferred revenues” in the Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the years ended December 31, 2025, 2024, and 2023, included $21.1 million, $19.4 million, and $17.6 million of deferred revenues from the respective prior years.

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

Equity-based Compensation

The Company measures the cost of non-employee services received in exchange for an award of equity instruments based on the measurement date fair value. The cost is amortized over the requisite service period. The Company’s equity-based compensation is based on grant date fair value.

Stock-based Compensation

Stock-based compensation costs related to stock options granted to employees are measured at the date of grant based on the estimated fair value of the award. The Company estimates the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The fair value for stock-settled restricted stock units (“RSUs”) and performance restricted stock units (“PSUs”) are based on the Company’s stock price on the date of grant.

The Black-Scholes option-pricing model requires the use of highly subjective assumptions which determine the fair value of option-based awards. The assumptions used in the Company's option-pricing model represent management’s best estimates. These estimates are complex, involve a number of variables, uncertainties and assumptions and the application of management’s judgment, so that they are inherently subjective. If factors change and different assumptions are used, the Company's stock-based compensation expense could be materially different in the future. These assumptions include: (i) the fair value of ADV common stock, (ii) risk-free interest rate, (iii) expected term of the option, (iv) historical volatility of ADV common stock, and (v) anticipated dividend yield.

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

Warrant Liability

The Company accounted for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Changes in the estimated fair value of the warrants were recognized in “Change in fair value of warrant liabilities” in the Consolidated Statements of Operations and Comprehensive Loss. On October 28, 2025, the Company’s public and private placement warrants expired in accordance with their contractual terms. As of the expiration date, the warrants had no intrinsic value and a fair value of zero. Accordingly, the Company’s liability balance related to the warrants was fully extinguished as of December 31, 2025.

Other Comprehensive Income (Loss)

The Company’s comprehensive income (loss )includes net loss as well as foreign currency translation adjustments, net of tax. Unrealized foreign currency exchange gains and losses on certain intercompany transactions that are of a long-term investment nature (i.e., settlement is not planned or anticipated in the foreseeable future) are also recorded in accumulated other comprehensive loss in stockholders’ equity.

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

Recent Accounting Pronouncements

Recent Accounting Standards Adopted by the Company

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires entities to expand their existing income tax disclosures, specifically related to the rate reconciliation and income taxes paid. The standard is effective for the Company beginning in fiscal year 2025. The Company adopted the standard prospectively, as of December 31, 2025. Refer to Note 16—Income Taxes for additional information.

In November 2025, the FASB issued ASU 2025‑09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements (“ASU 2025-09”), which provides targeted updates intended to improve the application of hedge accounting and better align financial reporting with entities’ risk management activities. The amendments are effective for public business entities for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company early adopted the standard prospectively as of December 31, 2025. The adoption of ASU 2025-09 did not have a material impact on the consolidated financial statements and related disclosures.

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. The standard is effective for fiscal years beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted and application on a prospective or retrospective basis. The Company is currently evaluating the impact of ASU 2024-03 on the consolidated financial statements and related disclosures.

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

2. Discontinued Operations, Divestitures and Deconsolidation of European Joint Venture

Discontinued Operations

The Company classifies a business that has been disposed of or is classified as held for sale as a discontinued operation when the criteria prescribed by FASB ASC 205, Presentation of Financial Statements are met. The 2023 Divestitures (as described below) along with the 2024 Divestitures (as described below) (collectively, the “discontinued operations” that are all part of the divestiture plan) met the criteria for discontinued operations presentation as their dispositions represent a strategic shift that has had a major effect on the Company's operations and financial results.

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

As of December 31, 2024, all businesses that were previously classified as discontinued operations had been fully divested.

The following table presents the summarized statements of operations of discontinued operations.

	Year Ended December 31,
(in thousands)	2024	2023
Revenues	$80,017	$324,720
Cost of revenues (exclusive of depreciation and amortization shown separately below)	59,605	245,420
Selling, general, and administrative expenses	15,816	14,855
(Gain) loss on divestitures	(95,099)	19,068
Depreciation and amortization	4,695	15,841
Total operating expenses	(14,983)	295,184
Operating income from discontinued operations	95,000	29,536
Other expenses:
Interest expense	48	68
Total other expenses	48	68
Income before income taxes from discontinued operations	94,952	29,468
Provision for income taxes from discontinued operations	41,318	8,639
Net income from discontinued operations, net of tax	53,634	20,829
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	2,192	594
Net income from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$51,442	$20,235

The following table provides a summary of the cash flows from continuing and discontinued operations:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash provided by operating activities from continuing operations	$93,095	$228,492
Net cash provided by operating activities from discontinued operations	6,437	10,513
Net cash provided by operating activities	99,532	239,005

Net cash provided by (used in) investing activities from continuing operations	206,446	(50,515)
Net cash used in investing activities from discontinued operations	(7,304)	(4,708)
Net cash provided by (used in) investing activities	199,142	(55,223)

Net cash used in financing activities from continuing operations	(211,417)	(178,396)
Net cash used in financing activities from discontinued operations	(4,362)	(2,942)
Net cash used in financing activities	(215,779)	(181,338)

Net effect of foreign currency changes on cash from continuing operations	(4,575)	1,800
Net effect of foreign currency changes on cash from discontinued operations	(412)	76
Net effect of foreign currency changes on cash	(4,987)	1,876

Net change in cash, cash equivalents and restricted cash from continuing operations	83,549	1,381
Net change in cash, cash equivalents and restricted cash from discontinued operations	(5,641)	2,939
Net change in cash, cash equivalents and restricted cash	$77,908	$4,320

2025 Divestitures

On December 17, 2025, the Company sold its digital user‑experience design and prototyping business, which operated within the Company’s Branded Agencies reporting unit. As part of the divestiture, the Company received $22.0 million in cash proceeds at closing, subject to working capital adjustments. In addition, the Company is eligible to receive contingent consideration of up to $4.0 million in the aggregate based on the achievement of specified gross profit thresholds for the 2026 and 2027 performance periods. The estimated fair value of the contingent consideration as of the transaction date was $2.0 million, determined using Level 3 inputs, primarily discounted cash flow assumptions. The Company recognized a gain on the divestiture of $19.0 million during the year ended December 31, 2025. The disposed business did not represent a strategic shift that would have a major effect on the Company’s operations or financial results and therefore remains classified within continuing operations.

2024 Divestitures

On January 31, 2024, the Company sold a collection of foodservice businesses, previously classified as held for sale (as current assets) as of December 31, 2023 (collectively with the other businesses disposed during the year ended December 31, 2024, the “2024 Divestitures”). As part of the sale, the foodservice businesses were combined with an entity owned by the buyer, with the Company receiving approximately $91.0 million, subject to working capital adjustments and an ongoing 7.5% interest in the combined business. The ongoing ownership interest represents a continuing involvement which the Company has determined represents an equity method investment. Upon the close of the transaction, the retained 7.5% interest was recognized at fair value of $8.4 million, valued using unobservable inputs (i.e., Level 3 inputs), primarily discounted cash flow.

During the year ended December 31, 2025, the Company sold its remaining 7.5% ownership interest in the combined foodservice business for $18.6 million in cash proceeds, resulting in a gain of $8.5 million. The sale of the remaining ownership interest did not represent a strategic shift that would have a major effect on the Company’s operations or financial results. Accordingly, the related results and gain on sale are presented as a component of continuing operations, with the gain recognized in “Gain on divestiture” within the Consolidated Statements of Operations and Comprehensive Income (Loss).

The investment was reported in “Investments in unconsolidated affiliates” on the Consolidated Balance Sheets and an immaterial amount of equity income (loss) reported in “Income from equity method investments” on the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2025. Transactions between the Company and the combined foodservice entity are considered to be related-party transactions subsequent to the divesture.

During the second quarter of 2024, the Company sold two agencies in the Branded Services segment, one agency in the Experiential Services segment and one agency in the Retailer Services segment. The Company received $65.2 million including estimated working capital adjustments.

On July 31, 2024, the Company completed the sale of the Jun Group business in exchange for proceeds of approximately $185.0 million less any adjustments. The Company received approximately $130.0 million in cash upon completion of the sale. As part of the purchase agreement, the buyer has agreed to remit the remaining consideration of $27.5 million (less $5.0 million estimated adjustments) and $27.5 million, 12 and 18 months, respectively, after the completion of the sale. During the third fiscal quarter of 2025, the Company received approximately $22.5 million in cash related to the first installment. Subsequent to December 31, 2025, the Company received the second installment of approximately $27.5 million. The second installment is reflected within ‘Prepaid expenses and other current assets’ in the Consolidated Balance Sheets as of December 31, 2025.

The portion of the cash settlement up to the acquisition date fair value of the contingent consideration is classified as “'Proceeds from divestitures” in cash flows from investing activities in the Consolidated Statements of Cash Flows.

During the fourth quarter of 2025, the Company identified an immaterial misstatement in the presentation of the deferred proceeds received, from the buyer, related to the sale of Jun Group that were presented as cash inflows from financing activities in the condensed consolidated statement of cash flows for the nine months ended September 30, 2025. Upon further review, the Company determined that these proceeds in the amount of $22.5 million should have been presented as cash inflows from investing activities, which has been corrected in the accompanying consolidated statement of cash flows for the year ended December 31, 2025. The Company evaluated the materiality of the misstatement and concluded that it was immaterial to the previously issued interim financial statements taken as a whole. Although the Company has determined that this misstatement was not material, the Company is revising the previously issued interim financial statements to correct the presentation, which revision will be effected in connection with its future filing of Form 10-Q in 2026.

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

3. Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2025 and 2024, are as follows:

(in thousands)	Branded Services	Experiential Services	Retailer Services	Total
Gross carrying amount at December 31, 2023	$252,809	$239,427	$217,955	$710,191
Impairment charge	(233,170)	—	—	(233,170)
Gross carrying amount at December 31, 2024	19,639	239,427	217,955	477,021
Impairment charge	(13,128)	—	(23,457)	(36,585)
Divestiture	(1,536)	—	—	(1,536)
Gross carrying amount at December 31, 2025	$4,975	$239,427	$194,498	$438,900

In connection with the Company’s annual impairment assessment performed as of October 1, 2025, the Company concluded that the estimated fair value of the Branded Services and Merchandising reporting units were below their carrying amount. The decline in estimated fair value primarily reflected higher discount rates driven by increases in market-based inputs, including risk-free rates and equity risk premiums, as well as updated valuation multiples for comparable publicly traded companies. The assessment also incorporated revised prospective financial information reflecting current expectations for revenue growth, margin performance, and operating cost trends. As a result, the Company recorded non-cash goodwill impairment charges of $13.1 million and $23.5 million for the Branded Services and Merchandising reporting units, which fully eliminated the remaining goodwill associated with both reporting units. These charges are reflected in “Impairment of goodwill and indefinite-lived asset” in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2025, the Branded Services, Experiential Services, and Retailer Services segments had accumulated impairment charges of $969.0 million, $308.2 million, and $1,012.1 million, respectively. As of December 31, 2024, the Branded Services, Experiential Services, and Retailer Services segments had accumulated impairment charges of $955.8 million, $308.2 million, and $988.6 million, respectively.

Based on the annual goodwill impairment assessment performed as of October 1, 2025, no impairment charges were recorded for the Experiential Services or Retailer Agencies reporting units.

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

The following tables set forth information for intangible assets:

		December 31, 2025
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,256,367	$1,722,227	$—	$534,140
Trade names	10 years	88,600	71,213	—	17,387
Total finite-lived intangible assets		2,344,967	1,793,440	—	551,527
Indefinite-lived intangible assets:
Trade name		1,480,000	—	1,037,600	442,400
Total other intangible assets		$3,824,967	$1,793,440	$1,037,600	$993,927

		December 31, 2024
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,256,382	$1,559,551	$—	$696,831
Trade names	10 years	88,600	62,353	—	26,247
Total finite-lived intangible assets		2,344,982	1,621,904	—	723,078
Indefinite-lived intangible assets:
Trade name		1,480,000	—	870,500	609,500
Total other intangible assets		$3,824,982	$1,621,904	$870,500	$1,332,578

Intangible assets, along with the related accumulated amortization, are removed from the table above at the end of the fiscal year they become fully amortized.

As of December 31, 2025, estimated future amortization expenses of the Company’s finite-lived intangible assets are as follows:

(in thousands)
2026	$169,131
2027	167,500
2028	133,069
2029	76,636
2030	3,442
Thereafter	1,749
Total amortization expense	$551,527

The Company records intangible assets at their respective fair values and assesses the estimated useful lives of the assets at the time of acquisition. Client relationships were valued using the multi-period excess earnings method under the income approach. The values of client relationships are generally regarded as the estimated economic benefit derived from the incremental revenues and related cash flows as a direct result of the client relationships in place versus having to replicate them. Further, the Company evaluated the legal, regulatory, contractual, competitive, economic or other factors in determining the useful life. Trade names were valued using the relief-from-royalty method under the income approach. This method relies on the premise that, in lieu of ownership, a company would be willing to pay a royalty to obtain access to the use and benefits of the trade names. The Company has considered its trade name related to the 2014 Topco Acquisition to be indefinite, as there is no foreseeable limit on the period of time over which such trade names are expected to contribute to the cash flows of the reporting entity.

Amortization expenses included in the Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025, 2024 and 2023 were $171.6 million, $177.3 million, and $186.8 million, respectively.

During the fourth quarter of December 31, 2025, the Company recognized an intangible asset impairment charge of $167.1 million related to the Company's indefinite-lived trade name, in connection with the Company’s annual impairment assessment.

During the fourth quarter of December 31, 2024, the Company recognized an intangible asset impairment charge of $42.0 million as a result of the triggering event for the Branded Services reporting unit.

During the year ended December 31, 2023, the Company recognized an intangible asset impairment charge of $43.5 million related to the Company's indefinite-lived trade name, in connection with the Company’s deconsolidation of its European joint venture and planned disposition of its foodservice businesses (as further described in Note 1—Organization and Significant Accounting Policies and Note 2—Discontinued Operations, Divestitures and Deconsolidation of European Joint Venture.

4. Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following:

	December 31,
(in thousands)	2025	2024
Inventory and supplies	$5,796	$8,061
Prepaid expenses	75,862	39,473
Prepaid income taxes	2,186	2,120
Other receivables	8,214	11,626
Consideration receivable from divestitures	27,665	22,530
Other current assets	5,846	3,108
Total prepaid expenses and other current assets	$125,569	$86,918

Inventory is stated at the lower of cost and net realizable value. Costs are determined on the first-in, first-out basis. The Company records write-downs of inventories which are obsolete or in excess of anticipated demand or net realizable value based on a consideration of marketability, historical sales and demand forecasts which consider assumptions about future demand and market conditions.

Other assets consist of the following:

	December 31,
(in thousands)	2025	2024
Operating lease right-of-use assets	$22,261	$25,932
Deposits	3,079	3,394
Workers' compensation receivable	4,838	3,605
Consideration receivable from divestitures	—	25,166
Other long-term assets	7,799	3,810
Total other assets	$37,977	$61,907

5. Property, Equipment and Capitalized Software

Property, equipment and capitalized software consist of the following:

	December 31,
(in thousands)	2025	2024
Software	$168,673	$140,680
Computer hardware	55,124	51,367
Leasehold improvements	16,165	16,342
Furniture, fixtures, and other	5,812	4,553
Total property and equipment	245,774	212,942
Less: accumulated depreciation and amortization	(129,916)	(115,179)
Total property and equipment, net	$115,858	$97,763

Depreciation expense was $30.7 million, $27.3 million, and $22.0 million related to property and equipment for the years ended December 31, 2025, 2024, and 2023, respectively.

6. Other Liabilities

Other accrued expenses consist of the following:

	December 31,
(in thousands)	2025	2024
Accrued interest payable	$27,979	$30,987
Operating lease liabilities	11,432	13,323
Accrued income taxes	5,891	6,238
General liability insurance reserve	16,669	16,054
Client deposits	18,730	12,906
Rebates due to retailers	2,120	9,752
Liabilities related to the Take 5 Matter	—	9,416
Employee medical self-insurance reserves	8,971	10,250
Accrued contractual termination benefits	4,617	15,598
Other accrued expenses	9,040	10,153
Total other accrued expenses	$105,449	$134,677

Other long-term liabilities consist of the following:

	December 31,
(in thousands)	2025	2024
Operating lease liabilities	$20,703	$24,648
Workers' compensation	30,494	33,722
Other long-term liabilities	4,992	5,771
Total other long-term liabilities	$56,189	$64,141

Under the workers’ compensation programs, the estimated liability for claims incurred but unpaid at December 31, 2025 and 2024 were $57.6 million and $59.4 million, respectively. These amounts include reported claims as well as claims incurred but not reported. As of December 31, 2025, $27.1 million and $30.5 million of this liability was included in the “Accrued compensation and benefits” and “Other long-term liabilities” in the Consolidated Balance Sheets, respectively. As of December 31, 2024, $25.7 million and $33.7 million of this liability was included in the “Accrued compensation and benefits” and “Other long-term liabilities” in the Consolidated Balance Sheets, respectively. In connection with its deductible limits, the Company has standby letters-of-credit in the amount of $62.0 million and $44.1 million as of December 31, 2025 and 2024, respectively, and $13.2 million and $15.0 million surety bond as of such years supporting the estimated unpaid claim liabilities.

7. Restructuring

During fiscal year 2024, the Company implemented restructuring plans as a result of the overall reorganization.

Voluntary Early Retirement Program (“VERP”)

During fiscal year 2024, the Company offered a VERP to certain eligible U.S.-based employees. During the years ended December 31, 2025 and 2024, the Company recorded $0.6 million and $20.1 million, respectively, of settlement charges and special termination benefits in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

2024 Restructuring Program (“2024 RIF”)

In September 2024, the Company announced a cost savings program to improve operational performance and align cost structures consistent with revenue levels associated with business changes, which includes termination benefits associated with a reduction-in-force substantially completed in fiscal year 2024. During the years ended December 31, 2025 and 2024, the Company recorded $0.3 million and $9.9 million, respectively, of settlement charges and special termination benefits in “Selling, general, and administrative expenses” in the Consolidated Statements of Operations and Comprehensive Loss.

As of December 31, 2024, $14.1 million of the Company’s restructuring charges were included in “Other accrued expenses” in the Consolidated Balance Sheets.

The following table summarizes the Company’s restructuring activity:

(in thousands)	2024 RIF	2024 VERP	Total
Balance at January 1, 2024	$—	$—	$—
Charges	9,931	20,120	30,051
Cash payments	(7,644)	(8,339)	(15,983)
Balance at December 31, 2024	$2,287	$11,781	$14,068
Charges	306	625	931
Cash payments	(2,593)	(12,406)	(14,999)
Balance at December 31, 2025	$—	$—	$—

The following table summarizes the Company’s restructuring expense by segment:

	Year Ended December 31,
(in thousands)	2025	2024
Branded Services	$358	$19,343
Experiential Services	186	4,368
Retailer Services	387	6,340
Total restructuring expenses	$931	$30,051

8. Debt

(in thousands)	December 31,
	2025	2024
Term Loan Facility	$1,092,745	$1,105,995
6.5% Senior Secured Notes due 2028	595,087	615,087
Total long-term debt	1,687,832	1,721,082
Less: current portion	13,250	13,250
Less: debt issuance costs	13,971	21,142
Long-term debt, net of current portion	$1,660,611	$1,686,690

Senior Secured Credit Facilities

Effective October 28, 2020, Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company (the “Borrower”), entered into (i) a senior secured asset-based revolving credit facility (as amended and/or restated from time to time, the “Revolving Credit Facility”) and (ii) a secured first lien term loan credit facility (“First Lien Credit Agreement”) in an aggregate principal amount of $1.325 billion (as amended and/or/restated from time to time, the “Term Loan Facility” and together with the Revolving Credit Facility, the “Senior Secured Credit Facilities”).

Revolving Credit Facility

The Revolving Credit Facility provides for revolving loans and letters of credit in an aggregate amount of up to $500.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (a) $150.0 million and (b) the aggregate unused amount of commitments under the Revolving Credit Facility then in effect. Loans under the Revolving Credit Facility may be denominated in either U.S. dollars or Canadian dollars. The Revolving Credit Facility matures December 2, 2027. The Borrower may use borrowings under the Revolving Credit Facility to fund working capital and for other general corporate purposes, including permitted acquisitions and other investments.

Borrowings under the Revolving Credit Facility are limited by borrowing base calculations based on the sum of specified percentages of eligible accounts receivable plus specified percentages of qualified cash, minus the amount of any applicable reserves. Borrowings bear interest at a floating rate, which can be either an adjusted Term SOFR or Alternative Currency Spread rate plus an applicable margin or, at the Borrower’s option, a base rate or Canadian Prime Rate plus an applicable margin. The applicable margins for the Revolving Credit Facility are 1.75%, 2.00% or 2.25%, with respect to Term SOFR or Alternative Currency Spread rate borrowings and 0.75%, 1.00%, or 1.25%, with respect to base rate or Canadian Prime Rate borrowings, in each case depending on average excess availability under the Revolving Credit Facility.

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

As of December 31, 2025 and 2024, there were no amounts due under the Revolving Credit Facility. During the fiscal year ended December 31, 2025, the Company had borrowings and repayments under the Revolving Credit Facility $90.0 million each. During the fiscal year ended December 31, 2024, the Company had no borrowings and repayments under the Revolving Credit Facility. During the fiscal year ended December 31, 2023, the Company had borrowings and repayments under the Revolving Credit Facility of $40.0 million each.

Term Loan Facility

The Term Loan Facility consists of a term loan credit facility denominated in U.S. dollars in an aggregate outstanding principal amount of $1.093 billion. Borrowings under the Term Loan Facility amortize in equal quarterly installments in an amount equal to 1.00% per annum of the principal amount. Borrowings will bear interest at a floating rate of Term SOFR plus an applicable margin of 4.25% per annum, subject to additional spread adjustment on SOFR ranging from 0.11% to 0.26%. The Term Loan Facility matures on October 28, 2027.

The Borrower may voluntarily prepay loans or reduce commitments under the Term Loan Facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. The Company did not make any voluntary repurchases of its Term Loan Facility during the year ended December 31, 2025. The Company voluntarily repurchased an aggregate of $29.8 million principal amount of its Term Loan Facility during the year ended December 31, 2024. The Company recognized a gain on the repurchase of $0.9 million for the year ended December 31, 2024, as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Loss.

The Borrower will be required to prepay the Term Loan Facility with 100% of the net cash proceeds of certain asset sales (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios) and subject to certain reinvestment rights, 100% of the net cash proceeds of certain debt issuances and 50% of excess cash flow (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios). The Borrower was not required to make any excess cash flow payments for the years ended December 31, 2025 and 2024, and the Borrower did not make any other mandatory or voluntary prepayments of the Term Loan Facility for the years ended December 31, 2025 and 2024.

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

Interest on the Notes is payable semi-annually in arrears on May 15 and November 15 at a rate of 6.50% per annum, maturing on November 15, 2028. The Notes are guaranteed by Holdings and each of the Issuer’s direct and indirect wholly owned material U.S. subsidiaries (subject to certain permitted exceptions) and Canadian subsidiaries (subject to certain permitted exceptions, including exceptions based on immateriality thresholds of aggregate assets and revenues of Canadian subsidiaries) that is a borrower or guarantor under the Term Loan Facility.

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

The Notes are redeemable on or after November 15, 2023 at the applicable redemption prices specified in the Indenture plus accrued and unpaid interest. If the Issuer or its restricted subsidiaries sell certain of their respective assets or experience specific kinds of changes of control, subject to certain exceptions, the Issuer must offer to purchase the Notes at par. In connection with any offer to purchase all Notes, if holders of no less than 90% of the aggregate principal amount of Notes validly tender their Notes, the Issuer is entitled to redeem any remaining Notes at the price offered to each holder. The Borrower may voluntarily prepay loans or reduce commitments under the Notes, in whole or in part without premium or penalty at a mutually agreeable rate between the buyer and the seller. During the year ended December 31, 2025, the Borrower repurchased Notes with a par value of $20.0 million for $18.2 million. The Company recognized gains on the repurchase of the Notes of $1.8 million, $9.6 million and $4.0 million for the years ended December 31, 2025, 2024 and 2023, respectively, as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Loss.

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

Debt Maturities

Future minimum principal payments on long-term debt are as follows:

(in thousands)
2026	$13,250
2027	1,079,495
2028	595,087
Total future minimum principal payments	$1,687,832

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

During the years ended December 31, 2025, 2024, and 2023, the Company expensed approximately $11.8 million, $18.0 million and $26.5 million, respectively, of total operating lease costs, which includes $2.3 million, $2.0 million and $4.8 million of variable lease costs, respectively.

Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company’s right-of-use assets and lease liabilities for operating leases as of December 31, 2025 and 2024 were as follows:

	Classification	December 31,
(in thousands)		2025	2024
Assets
Operating lease right-of-use assets	Other assets	$22,261	$25,932
Liabilities
Current operating lease liabilities	Other accrued expenses	11,432	13,323
Noncurrent operating lease liabilities	Other long-term liabilities	20,703	24,648
Total lease liabilities		$32,135	$37,971

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. In determining its incremental borrowing rate, the Company reviewed the terms of its leases, its credit facilities, and other factors.

Information related to the Company’s right-of-use assets and related lease liabilities were as follows:

	Year Ended December 31,
(amounts in thousands)	2025	2024	2023
Cash paid for operating lease liabilities	$10,044	$18,518	$25,527
Right-of-use assets obtained in exchange for new operating lease obligations	6,251	855	18,187
Weighted-average remaining lease term	4.7 years	3.5 years	3.8 years
Weighted-average discount rate	10.8%	9.9%	9.8%

Maturities of lease liabilities as of December 31, 2025 were as follows:

(in thousands)
2026	$13,157
2027	8,575
2028	6,141
2029	5,194
2030	2,421
Thereafter	7,576
Total lease payments	43,064
Less: imputed interest	(10,929)
Present value of lease liabilities	$32,135

10. Fair Value of Financial Instruments

The Company measures fair value based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are based on a three-tier hierarchy that prioritizes the inputs used to measure fair value.

As of December 31, 2025, and 2024, the Company’s interest rate derivatives and forward contracts are Level 2 assets and liabilities with the related fair values based on third-party pricing service models. These models use discounted cash flows that utilize market-based forward swap curves commensurate with the terms of the underlying instruments.

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

	December 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Liabilities measured at fair value
Derivative financial instruments	$476	$—	$476	$—
Total liabilities measured at fair value	$476	$—	$476	$—

	December 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$796	$—	$796	$—
Total assets measured at fair value	$796	$—	$796	$—

Interest Rate Collar and Cap Agreements

The Company had interest rate collar and cap contracts with an aggregate notional value of principals of $700.0 million as of December 31, 2025 and 2024, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. In July 2024, the Company entered into two interest rate collar contracts with a notional value of principal of $200.0 million each to manage the Company's exposure to potential interest rate increases that may result from fluctuation in SOFR. The interest rate collar contracts were effective December 16, 2024 and will mature on April 5, 2027 and 2028. In April

2023, the Company entered into two interest rate collar contracts in an aggregate notional amount of $300.0 million with a maturity date of April 5, 2026 to manage the Company's exposure to potential interest rate increases that may result from fluctuation in SOFR.

As of December 31, 2025, the fair value of the Company's outstanding interest rate collars and caps of $0.5 million was included in “Other long-term liabilities” in the Consolidated Balance Sheets. As of December 31, 2024, the fair value of the Company’s outstanding interest rate caps and collars of $0.8 million were included in “Prepaid expenses and other current assets” in the Consolidated Balance Sheets. Changes in fair value recognized as a component of “Interest expense, net” in the Consolidated Statements of Operations and Comprehensive Loss.

During the year ended December 31, 2025, the Company recognized interest expense of $1.3 million related to changes in the fair value of its derivative instruments. During the years ended December 31, 2024, and 2023, the Company recognized interest income of $5.3 million and $7.7 million, respectively, related to changes in the fair value of its derivative instruments.

Long-term Debt

The following table sets forth the carrying values and fair values of the Company’s financial liabilities measured on a non-recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2025
Term Loan Facility	$1,092,745	$928,880
6.5% Senior Secured Notes	595,087	483,776
Total long-term debt	$1,687,832	$1,412,656

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2024
Term Loan Facility	$1,105,995	$1,153,346
6.5% Senior Secured Notes	615,087	612,533
Total long-term debt	$1,721,082	$1,765,879

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

11. Investments in Unconsolidated Affiliates

The carrying value of the Company’s investments in unconsolidated affiliates was $234.1 million and $226.5 million as of December 31, 2025 and 2024, respectively. The investments as of December 31, 2025 and 2024 are primarily comprised of the Company’s investment in ASL and Global Smollan Holdings (“GSH”). The Company’s proportionate share in their net assets at December 31, 2025, and 2024 were $216.5 million and $212.6 million, respectively.

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

In May 2023, the Company entered into a transaction in which it contributed its 25% ownership in the common stock of SH to GSH. Subsequent to this contribution, the Company holds a 25% non-voting equity investment in SH that provides the Company with preferred rights to non-cumulative dividends declared by SH with specified annual maximum dividends (“SH Dividend Shares”). The carrying value of the investment was not material as of December 31, 2025 and 2024.

Other Investments

As part of the sale of the foodservice businesses during the year ended December 31, 2024, the foodservice businesses were combined with an entity owned by the buyer, with the Company receiving an ongoing 7.5% interest in the combined business. The ongoing ownership interest represents a continuing involvement which the Company has determined represents an equity method investment. Upon the close of the transaction, the retained 7.5% interest was recognized at fair value of $8.4 million. During the year ended December 31, 2025, the Company sold its remaining 7.5% ownership interest in the combined foodservice business for $18.6 million in cash proceeds, resulting in a gain of $8.5 million, recognized in “Gain on divestiture” within the Consolidated Statements of Operations and Comprehensive Loss. The carrying value of the investment was $9.0 million as of December 31, 2024.

12. Stock-Based Compensation and Other Benefit Plans

The Company has nonqualified stock options, restricted stock units (“RSUs”), and performance restricted stock units (“PSUs”) under the Company’s 2020 Incentive Plan, as amended and restated (the “Plan”). The Company’s RSUs and PSUs are expensed based on the fair value at the grant date. The Company recognized stock-based compensation expense and equity-based compensation expense as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Restricted stock-based unit awards	$19,101	$17,731	$22,177
Other share-based awards	7,814	13,288	13,090
Total stock-based compensation before tax	26,915	31,019	35,267
Tax benefit	(5,487)	(5,050)	(8,005)
Total stock-based compensation expense included in net loss	$21,428	$25,969	$27,262

Performance Restricted Stock Units

PSUs granted in fiscal years 2025 and 2024 cliff-vest after three years at a rate ranging from 0% to 200% subject to achievement of certain financial performance criteria over the same three years based on measurements of the Company’s Adjusted EBITDA margin and cash earnings, both terms as defined in the award agreement, and the recipient's continued service to the Company. Financial performance is measured at the conclusion of each fiscal year of the vesting period by the Human Capital Committee (“HCC”). The number of PSUs that ultimately vest is further modified based on the Company’s total shareholder return (“TSR”) relative to a defined peer group over the same performance period (which adjustment imposes a floor or a cap on the total number of PSUs that are eligible to vest based on the Company’s relative total shareholder return ranking). Following completion of the performance period and determination of achievement levels, the HCC approves the final number of PSUs vested and settled in shares of the Company’s Class A common stock. During the first quarter of fiscal year 2026, the HCC determined the year one achievement percentage for PSUs granted in fiscal year 2025 was not met, with two years remaining in the performance period. During the first quarter of fiscal year 2025, the Human Capital Committee determined the annual achievement percentage for PSUs granted in fiscal year 2024 to be 128.3%. During the first quarter of fiscal year 2026, the HCC determined the year two achievement percentage for PSUs granted in fiscal year 2024 had not been met, with one year remaining in the performance period.

PSUs granted in fiscal years 2023 vest over a three year period at a rate ranging from 0% to 150% subject to achievement of certain financial performance criteria based on the Company’s revenues and Adjusted EBITDA targets, both terms as defined in the award agreement, over the 2023 fiscal year, and the recipient’s continued service to the Company. During the first quarter of 2024, the HCC determined that the achievement percentage for the 2023 grants was 150%. This achievement percentage is subject to downward adjustment in fiscal years 2024 and 2025 by the HCC if the Company does not maintain above target performance.

The fair value of PSU grants was equal to the closing price of the Company's stock on the date of the applicable grant. The following table presents the number of PSUs that would potentially be issued upon achievement of performance criteria at threshold, target and maximum along with the maximum potential expense if the Maximum Goals were met for these awards. Recognition of expense associated with performance-based stock is not permitted until achievement of the performance targets are probable of occurring.

Year Granted	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Grant Date Fair Value Per Share	Maximum Remaining Unrecognized Compensation Expense	Weighted-average remaining requisite service periods
2025	—	3,647,842	7,295,684	$1.31	$5,284,685	2.3 years
2024	360,689	843,388	1,265,082	$4.35	$1,165,249	1.4 years
2023	3,371,860	3,371,860	3,371,860	$2.10	$796,609	0.4 years

The following table summarizes the PSU activity for the year ended December 31, 2025:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	6,770,840	$2.56
Granted	4,005,531	$1.30
Distributed	(1,652,830)	$2.22
Forfeited	(1,548,872)	$2.19
PSU performance adjustment (1)	288,421	$4.33
Outstanding at December 31, 2025 (2)	7,863,090	$1.97

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

During the year ended December 31, 2025, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2025	11,817,446	$3.28
Granted	21,161,919	$1.30
Distributed	(5,900,414)	$3.18
Forfeited	(3,936,324)	$1.93
Outstanding at December 31, 2025	23,142,627	$1.71

As of December 31, 2025, the total remaining unrecognized compensation cost related to RSUs amounted to $16.4 million, which will be amortized over the weighted-average remaining requisite service periods of 2.0 years.

Stock Options

During the year ended December 31, 2025, the following activities involving stock options occurred under the Plan:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	20,433,018	$5.75
Granted	7,216,054	$1.31
Forfeited	(1,811,428)	$6.59
Cancelled/Expired	(146,373)	$2.83
Outstanding at December 31, 2025	25,691,271	$4.46	6.2 years	$—
Exercisable at December 31, 2025	8,071,629	$3.36	6.2 years	$—

The fair value of the employee stock options was estimated using the following weighted average assumptions:

	Year Ended December 31,
	2025	2024	2023
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	57.7%	40.0%	40.0%
Risk-free interest rate	3.6%	4.7%	3.5%
Expected term	4.5 years	4.5 years	6.4 years

As of December 31, 2025, the Company had approximately $4.9 million of total unrecognized compensation expense related to stock options, net of related forfeiture estimates, which the Company expects to recognize over a weighted-average period of approximately 2.0 years.

Employee Benefit Plans

The Company sponsors a 401(k) plan for certain employees who meet specified age and length of service requirements. The 401(k) plan include a deferral feature under which employees may elect to defer a portion of their salary, subject to Internal Revenue Service limitations. The Company provides a matching contribution based on a percentage of participating employees’ salaries and contributions made. Total contributions to the plan for the years ended December 31, 2025, 2024, and 2023 were $15.3 million, $11.7 million, and $12.5 million, respectively.

13. Equity

Common stock held in treasury, at cost

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

During the years ended December 31, 2025, 2024, and 2023, the Company executed open market purchases of $0.9 million, $34.1 million, and $6.4 million, respectively, of the Company’s Class A common stock under the 2021 Share Repurchase Program. As of December 31, 2025, there remains $46.2 million of share repurchase availability under the 2021 Share Repurchase Program.

Warrants

As of December 31, 2024, 11,244,988 public warrants and 7,333,333 private placement warrants were outstanding. Each whole warrant entitled the holder to purchase one whole share of the Company’s Class A common stock at an exercise price of $11.50 per share, subject to adjustment.

On October 28, 2025, the Company’s public and private placement warrants expired in accordance with their contractual terms. As of the expiration date, the warrants had no intrinsic value and a fair value of zero. Accordingly, the Company had no liability balance related to the warrants as of December 31, 2025.

Deconsolidation of ASL

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

The following is a reconciliation of basic and diluted net (loss) income per common share:

	Year Ended December 31,
(in thousands, except share and earnings per share data)	2025	2024	2023
Basic earnings per share computation:
Numerator:
Net loss from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(227,735)	$(378,404)	$(81,211)
Less: net income from continuing operations attributable to noncontrolling interest	—	—	2,346
Net loss from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(227,735)	$(378,404)	$(83,557)
Net income from discontinued operations, net of tax	—	53,634	20,829
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	—	2,192	594
Net income from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$51,442	$20,235
Denominator:
Weighted average common shares - basic	324,564,046	321,515,982	323,677,515
Basic loss per common share from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(0.70)	$(1.18)	$(0.26)
Basic earnings per common share from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$0.16	$0.06
Diluted earnings per share computation:
Numerator:
Net loss from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(227,735)	$(378,404)	$(81,211)
Less: net income from continuing operations attributable to noncontrolling interest	—	—	2,346
Net loss from continuing operations attributable to stockholders of Advantage Solutions Inc.	$(227,735)	$(378,404)	$(83,557)
Net income from discontinued operations, net of tax	—	53,634	20,829
Less: net income from discontinued operations attributable to noncontrolling interest, net of tax	—	2,192	594
Net income from discontinued operations attributable to stockholders of Advantage Solutions Inc.	$—	$51,442	$20,235
Denominator:
Weighted average common shares - diluted	324,564,046	321,515,982	323,677,515
Diluted loss per common share from continuing operations	$(0.70)	$(1.18)	$(0.26)
Diluted income per common share from discontinued operations	$—	$0.16	$0.06

In accordance with the treasury stock method the weighted average shares outstanding assuming dilution include the incremental effect of stock-based awards, except when such effect would be antidilutive. Stock-based awards of 10.6 million, 15.6 million and 6.9 million weighted-average shares were outstanding for the years ended December 31, 2025, 2024 and 2023, respectively, but were not included in the computation of diluted (loss) earnings per common share because the net loss position of the Company made them antidilutive.

15. Related Parties

Investment in Unconsolidated Affiliates

Transactions between the Company and ASL are considered to be related-party transactions from the date of deconsolidation. During the years ended December 31, 2025 and 2024, revenues from ASL were not material and as of December 31, 2025 and 2024, accounts receivable from ASL were not material.

During the years ended December 31, 2025, 2024, and 2023, the Company recognized revenues of $4.7 million, $9.3 million, and $22.2 million, respectively, from the parent company of an investment in unconsolidated affiliates. Accounts receivable from this client were $0.4 million and $0.9 million as of December 31, 2025 and 2024, respectively.

Loans to Karman Topco L.P.

Advantage Sales & Marketing Inc., an indirect wholly-owned subsidiary of the Company, entered into loan agreements with Topco, pursuant to which Topco has borrowed various amounts from Advantage Sales & Marketing Inc. to facilitate the payment to certain former employees for their equity interests in Topco. On September 1, 2020, Advantage Sales & Marketing Inc. entered into a loan agreement with Topco consolidating all outstanding amounts under the prior agreements. Pursuant to such loan agreement Topco borrowed $6.0 million at an interest rate of 0.39% per annum. This loan matured on December 31, 2023 and was pre-payable at any time without penalty. During the first quarter of fiscal year 2024, the parties entered into a new loan agreement for $6.3 million to refinance the matured loan. The loan bears interest at a rate of 10.09% per annum and matures on December 31, 2026. The loan is pre-payable at any time without penalty.

Other related party transactions

Beginning February 2023, an officer of the Company has served as a member of the board of directors of a client of the Company. The Company recognized revenues from such client of $4.8 million, $4.9 million and $4.4 million during the years ended December 31, 2025, 2024 and 2023, respectively. Accounts receivable from this client were $0.7 million and $0.4 million as of December 31, 2025 and 2024, respectively.

Beginning July 2023 through March 31, 2025, a member of the board of directors of the Company served as an officer of a client of the Company. The Company recognized $2.2 million, $7.9 million and $3.3 million of revenues from such client during the years ended December 31, 2025, 2024 and 2023, respectively. Accounts receivable from this client were $0.2 million as of December 31, 2024.

16. Income Taxes

The benefit from income taxes is as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Current income tax expense (benefit)
Federal	$3,524	$916	$24,805
State	4,310	2,004	9,784
Foreign	12,103	9,605	13,456
Total current income tax expense (benefit)	19,937	12,525	48,045
Deferred income tax expense (benefit)
Federal	(42,742)	(59,986)	(66,730)
State	(13,923)	(14,245)	(16,230)
Foreign	(856)	(1,081)	(2,733)
Total deferred income tax expense (benefit)	(57,521)	(75,312)	(85,693)
Total income tax expense (benefit)	$(37,584)	$(62,787)	$(37,648)

Effective December 31, 2025, the Company adopted ASU 2023-09, on a prospective basis. As required under the new guidance, the Company has expanded the disaggregation of the income tax rate reconciliation with the drivers of the effective tax rate. The revised presentation includes separate quantitative disclosure of recurring and non‑recurring items, jurisdictional impacts, and other significant reconciling categories that may affect period‑over‑period comparability. The following table presents the income tax rate reconciliation prepared in accordance with ASU 2023‑09.

	Year Ended December 31, 2025
(in thousands)	Amount	Percent
U.S. Federal statutory tax rate	$(55,717)	21.0%
State income taxes, net of federal income tax effect	(7,169)	2.7%
Foreign tax effects	1,998	(0.7%)
Effect of cross-border tax laws
Foreign branch taxes	4,356	(1.6%)
Tax credits
Work opportunity tax credits	(3,099)	1.2%
Other	(31)	0.0%
Changes in valuation allowances	16,384	(6.2%)
Nontaxable or nondeductible items	6,781	(2.6%)
Changes in unrecognized tax benefits	(457)	0.2%
Other adjustments	(630)	0.2%
Total tax expense (benefit) and effective tax rate	$(37,584)	14.2%

State taxes in California, Illinois, Maryland, New Jersey, New York and Texas made up the majority (greater than 50%) of the tax effect in this category.

For periods prior to the adoption of ASU 2023‑09, the Company’s income tax disclosures continue to reflect the presentation and categorization required under previous U.S. GAAP. The following table presents the income tax rate reconciliation for the periods reported under the prior guidance.

	Year Ended December 31,
	2024	2023
U.S. Federal statutory tax rate	21.0%	21.0%
State income taxes, net of federal income tax effect	2.2%	4.3%
Foreign tax effects	(0.8%)	(2.9%)
Deconsolidation of subsidiaries	0.0%	14.0%
Goodwill impairment	(6.2%)	0.0%
Equity-based compensation	0.1%	(2.3%)
Work opportunity tax credit	0.6%	2.5%
Disallowed executive compensation	(0.6%)	(1.8%)
Meals and entertainment	(0.5%)	(2.0%)
Contingent consideration fair value adjustment	0.0%	(0.4%)
Fair value adjustment of warrant liability	0.0%	0.1%
Other adjustments	(1.6%)	(0.8%)
Total tax expense (benefit) and effective tax rate	14.2%	31.7%

Income taxes paid by jurisdiction is as follows:

(in thousands)	December 31, 2025
Federal	$4,601
State
Texas	1,390
All other states	3,652
Foreign
Canada	6,016
Japan	1,068
All other foreign	2,564
Total income taxes paid, net of amounts refunded	$19,291

The geographic components of loss before income taxes are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
U.S. sources	$(282,672)	$(452,261)	$(217,097)
Non-U.S. sources	17,353	11,070	98,238
Loss from continuing operations before income taxes	$(265,319)	$(441,191)	$(118,859)

Net deferred tax liabilities consist of the following:

	December 31,
(in thousands)	2025	2024
Deferred tax assets
Accrued liabilities	$64,904	$63,915
Interest expense	103,989	88,466
Right-of-use liabilities	8,079	9,517
Net operating losses	2,756	2,855
Acquisition and divestiture related expenses	4,494	5,460
Capitalized research and development costs	—	2,919
Insurance reserves	2,283	2,599
Acquired intangible assets, including goodwill	1,374	1,419
Other	3,272	2,977
Total deferred tax assets	191,151	180,127
Deferred tax liabilities
Acquired intangible assets, including goodwill	226,290	299,981
Depreciation	11,345	18
Right-of-use assets	5,568	6,465
Debt issuance costs	4,440	6,359
Other	8,686	8,257
Total deferred tax liabilities	256,329	321,080
Less: deferred income tax asset valuation allowances	(21,436)	(3,199)
Net deferred tax liabilities	$86,614	$144,152

	December 31,
(in thousands)	2025	2024
Reported as:
Noncurrent deferred tax asset	$3,409	$2,737
Noncurrent deferred tax liabilities	90,023	146,889
Net deferred tax liabilities	$86,614	$144,152

Income tax expense from discontinued operations was $41.3 million and $8.6 million for the fiscal years ended December 31, 2024 and 2023, respectively. Income tax expense for the fiscal years ended December 31, 2024 and 2023 was impacted primarily by the sale of the divested entities and changes in the income before income taxes from discontinued operations. The Company did not have discontinued operations in 2025.T

The Organization for Economic Co-operation and Development (“OECD”) published its model rules “Tax Challenges Arising From the Digitalization of the Economy - Global Anti-Base Erosion Model Rules (Pillar Two)” which established a global minimum corporate tax rate of 15% for certain multinational enterprises. Many countries have implemented or are in the process of implementing the Pillar Two legislation, which will apply to the Company. The Company concluded that Pillar Two did not have a material impact on the global provision and does not currently estimate a material impact in future periods. The Company will continue to monitor the impact as countries implement legislation and the OECD provides additional guidance to determine any impact in future periods.

On July 4, 2025, the “One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017 and the restoration of favorable tax treatment for certain business provisions, including 100% bonus depreciation, immediate expensing of domestic research and experimental costs, and the restoration of the Section 163(j) depreciation and amortization addback for purposes of determining the business interest expense limitation. The Company concluded no material direct impact to the effective tax rate. However, indirectly the Company concluded a favorable adjustment to the Company’s interest expense valuation allowance required for the year.

The Company held cash and cash equivalents in foreign subsidiaries of $14.0 million and $65.0 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the undistributed earnings of the Company’s foreign subsidiaries was $124.6 million and $130.7 million, respectively.

The Company has not recorded a deferred tax liability related to undistributed earnings of its foreign subsidiaries as of December 31, 2025, except for a $1.0 million deferred tax liability for unremitted earnings in Canada with respect to which the Company no longer has an indefinite reinvestment assertion. Taxes have not been provided on the remaining $116.6 million of undistributed foreign earnings. The incremental tax liability associated with these earnings is expected to be immaterial.

The Company evaluates its deferred tax assets, including a determination of whether a valuation allowance is necessary, based upon its ability to utilize the assets using a more likely than not basis. Deferred tax assets are only recorded to the extent that they are realizable based upon past and future income. The Company’s valuation allowances on its deferred tax assets as of December 31, 2025, 2024 and 2023 were $21.4 million, $3.2 million and $3.5 million, respectively.

As of December 31, 2025, the Company had $3.0 million of United States Federal Net Operating Losses (“NOL”), $45.4 million state NOL, and $4.1 million foreign NOL. The change of ownership provisions of the Tax Reform Act of 1986 may limit utilization of a portion of the Company’s domestic NOL to future periods. The United States Federal NOL expires in year 2038, $25.0 million of the state NOL expires between years 2026 and 2045 and the remaining $20.4 million of the state NOL carry forward indefinitely. Foreign NOL of $1.2 million expires between years 2026 and 2036 and the remaining $2.9 million of the foreign NOL carry forward indefinitely.

Uncertain Tax Positions

The Company accounts for uncertain tax positions when it is more likely than not that the tax position will not be sustained on examination by the taxing authorities, based on the technical merits of the position. As of December 31, 2025, 2024, and 2023, the Company’s unrecognized tax benefits were $2.3 million, $2.9 million and $2.9 million, respectively. $1.5 million out of the $2.3 million of the unrecognized tax benefits as of December 31, 2025 would be included in the effective tax rate if recognized in future periods.

	December 31,
(in thousands)	2025	2024	2023
Beginning unrecognized tax benefits	$2,858	$2,887	$560
Increases for tax positions related to prior years	—	—	2,350
Decreases due to lapsed statutes of limitations	(571)	(29)	(23)
Ending unrecognized tax benefits	$2,287	$2,858	$2,887

The Company is unaware of any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase within the next twelve months. The Company files tax returns in the United States, various states and foreign jurisdictions. With few exceptions, as of December 31, 2025, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2021. The Company does not have any material ongoing income tax audits.

The Company has elected to classify interest and penalties as components of tax expense. These amounts were $1.4 million, $1.4 million and $0.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

17. Operating Segments and Geographic Information

Effective January 1, 2024, the Company revised its reportable segments to align with the Company’s business strategy, and the manner in which the Chief Executive Officer, the Company's CODM, assesses the performance and makes decisions regarding the allocation of resources for the Company. The Company’s reportable segments consist of Branded Services, Experiential Services, and Retailer Services. The reportable segments reported below are the segments of the Company for which separate financial information is available. Through the Company's Branded Services segment, the Company offers capabilities in brokerage, branded merchandising and omni-commerce marketing services to CPG manufacturers. Through the Company's Experiential Services segment, the Company expands the reach of consumer brands and retailer products to convert shoppers into buyers through sampling and product demonstration programs executed in-store and online. Through the Company's Retailer Services segment, the Company provides retailers with end-to-end advisory, retailer merchandising, and agency expertise to drive sales. The assets and liabilities of the Company are managed centrally and are reported internally in the same manner as the consolidated financial statements; therefore, no additional information is produced or included herein.

Segment operating income is the measure utilized by the CODM to assess performance and allocate resources. When evaluating the Company’s financial performance, the CODM regularly reviews revenues, compensation and benefits, reimbursable expenses and other segment items. Compensation costs are key metrics reviewed by the CODM when allocating resources and assessing performance as the Company depends significantly on human capital to deliver services to its clients. The CODM uses segment operating (loss) income as the profit measure in evaluating segment performance during the annual planning and forecasting process and in monitoring actual performance versus plan.

Revenues and significant expenses by segment are as follows:

	Year Ended December 31, 2025
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$1,163,672	$1,435,297	$943,673	$3,542,642
Less:
Compensation and benefits	644,587	696,910	589,976	1,931,473
Reimbursable expenses (1)	133,287	411,709	—	544,996
Other segment items (2)	281,920	248,046	292,204	822,170
Impairment of goodwill and indefinite-lived asset	77,797	53,086	72,802	203,685
Depreciation and amortization	125,807	42,751	33,700	202,258
Income from investment in European joint venture and other	(7,491)	—	—	(7,491)
Gain on divestiture	(27,983)	—	—	(27,983)
Total segment operating expenses from continuing operations	1,227,924	1,452,502	988,682	3,669,108

Total segment operating loss from continuing operations	$(64,252)	$(17,205)	$(45,009)	$(126,466)

	Year Ended December 31, 2024
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$1,306,336	$1,295,029	$964,959	$3,566,324
Less:
Compensation and benefits	719,089	701,906	619,387	2,040,382
Reimbursable expenses (1)	171,766	349,991	—	521,757
Other segment items (2)	330,736	201,149	289,624	821,509
Impairment of goodwill and indefinite-lived asset	275,170	—	—	275,170
Depreciation and amortization	130,212	41,728	32,613	204,553
Income from investment in European joint venture and other	(2,064)	—	—	(2,064)
Total segment operating expenses from continuing operations	1,624,909	1,294,774	941,624	3,861,307

Total segment operating (loss) income from continuing operations	$(318,573)	$255	$23,335	$(294,983)

	Year Ended December 31, 2023
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$1,758,417	$1,159,449	$982,259	$3,900,125
Less:
Compensation and benefits	1,009,334	638,081	630,484	2,277,899
Reimbursable expenses (1)	179,029	307,610	—	486,639
Other segment items (2)	417,320	173,879	304,334	895,533
Impairment of goodwill and indefinite-lived asset	43,500	—	—	43,500
Depreciation and amortization	140,932	36,584	31,340	208,856
Deconsolidation of European joint venture	(58,891)	—	—	(58,891)
Total segment operating expenses from continuing operations	1,731,224	1,156,154	966,158	3,853,536

Total segment operating income from continuing operations	$27,193	$3,295	$16,101	$46,589

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

Revenues by geographic region are as follows:

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenues
North America	$3,368,209	$3,412,947	$3,393,718
Asia Pacific	163,209	145,574	125,569
Europe	11,224	7,803	6,472
European Joint Venture (1)	—	—	374,366
Total revenues	$3,542,642	$3,566,324	$3,900,125

(1)	The Company’s European joint venture was deconsolidated during fiscal year 2023. For further details, see Note 2 — Discontinued Operations, Divestitures and Deconsolidation of European Joint Venture.

North American revenues were primarily services provided in the U.S. representing revenues of $3.1 billion, $3.1 billion, and $3.2 billion during the years ended December 31, 2025, 2024, and 2023, respectively. The majority of the Company’s long-lived assets are primarily located in North America. Long-lived assets located in all other geographic regions as of December 31, 2025 and 2024 are not material. North American long-lived assets were primarily in the U.S. representing long-lived assets of $114.8 million and $97.1 million as of December 31, 2025 and 2024, respectively. The classification of “Asia Pacific” primarily includes the Company’s operations in Japan, South Korea and Taiwan. The classification of “Europe” primarily includes the Company’s operations in Spain, France and Sweden. The Company does not disclose total assets by segment as it is not provided to the CODM.

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

Employment Matters

The Company has been involved in various litigation, including purported class or representative actions with respect to matters arising under the California Labor Code and Private Attorneys General Act. The Company has retained outside counsel to represent it in these matters and is vigorously defending its interests.

Commercial Matters

The Company has been involved in various litigation matters and arbitrations with respect to commercial matters arising with various vendors, clients and third parties. The Company has retained outside counsel to represent it in these matters and is vigorously defending its interests.

Legal Matters Related to Take 5

In April 2018, the Company acquired the business of Take 5 Media Group (“Take 5”). As a result of an investigation into that business in 2019 that identified certain misconduct, the Company terminated all operations of Take 5 in July 2019 and offered refunds to clients of collected revenues attributable to the period after the Company’s acquisition. The Company refers to the foregoing as the “Take 5 Matter.” The Company voluntarily disclosed to the United States federal government certain misconduct occurring at Take 5. In October 2022, an arbitrator made a final award in favor of the Company against the seller of the Take 5 business and certain beneficial owners. During the three months ended December 31, 2025, the Company entered into separate agreements with two of the beneficial owners (and certain other parties) each of which provides for payments of certain specified amounts to the Company. The Company has collected more than $16 million in aggregate payments from the beneficial owners that settled, but the Company is currently unable to estimate if or when it will be able to collect any amounts from an additional beneficial owner that did not settle. The Take 5 Matter may result in additional litigation expenses for the Company as it pursues collection against this additional beneficial owner and his related parties.

Surety Bonds

In the ordinary course of business, the Company is required to provide financial commitments in the form of surety bonds to third parties as a guarantee of its performance on and its compliance with certain obligations. If the Company were to fail to perform or comply with these obligations, any draws upon surety bonds issued on its behalf would then trigger the Company’s payment obligation to the surety bond issuer. The Company has outstanding surety bonds issued for its benefit of $13.2 million and $15.0 million as of December 31, 2025 and 2024, respectively.

19. Subsequent Events

Nasdaq Minimum Bid Price Deficiency Notice

In January 2026, the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is not in compliance with Nasdaq Listing Rule 5450(a)(1) because the closing bid price of the Company’s common stock had been below $1.00 per share for the preceding 30 consecutive trading days. The notice does not result in the immediate suspension or delisting of the Company’s common stock. The Company is evaluating and intends to implement actions designed to regain compliance with the Minimum Bid Requirement within the applicable compliance period. On January 26, 2026, the Board of Directors approved proposed amendments to the Company’s Certificate of Incorporation to effect a reverse stock split. These proposed amendments remain subject to stockholder approval.

Equity Method Investment Restructuring Transaction

In January 2026, the Company executed a series of agreements to initiate a restructuring of its investment in ASL, an equity‑method investee in which the Company held a 49.6% ownership interest as of December 31, 2025. Pursuant to these agreements, the Company sold its equity interest in ASL for total consideration of £20 million (approximately $28 million), consisting of £10 million (approximately $14 million) payable in cash at closing and £10 million (approximately $14 million) of deferred consideration, and received an equity interest in the entity separated from ASL.

This restructuring did not affect the Company’s ownership interest in, or governance rights to Global Smollan Holdings. The transaction did not impact the Company’s financial position as of December 31, 2025. The Company will recognize the financial effects of the transaction, including any resulting impact on the carrying value of its investment, in the period in which such amounts can be determined. At this time, the effects of the transaction on the Company’s results of operations and financial position for 2026 are not reasonably estimable.

Agreement to Support Notes and Term Loan Maturity Extensions

On February 6, 2026, Advantage Sales & Marketing Inc., an indirect subsidiary of Advantage Solutions Inc., and certain subsidiaries of Advantage Solutions Inc. entered into a Transaction Support Agreement with holders of approximately 59.2% of the Advantage Sales & Marketing Inc.’s outstanding senior secured notes and lenders holding approximately 54.3% of the Advantage Sales & Marketing Inc.’s outstanding term loans. The agreement provides for support of transactions intended to extend the maturities of the Advantage Sales & Marketing Inc.’s outstanding debt obligations. The transactions contemplated include (i)amendments to the existing notes and term loan facilities, (ii) an exchange offer to exchange the outstanding 6.50% Senior Secured Notes due 2028 (the “Existing Notes”) for a combination of 9.000% Senior Secured Notes due 2030 and cash consideration (the Exchange Offer) and (iii) a refinancing of the term loan facilities.

The agreement contemplates the commencement of these transactions in February 2026 and their completion by March 26, 2026, subject to the satisfaction or waiver of customary conditions. The transaction support agreement may be terminated under certain circumstances and will automatically terminate on March 26, 2026, unless extended by mutual consent.

In connection with its entry into the Transaction Support Agreement, on February 9, 2026, Advantage Sales & Marketing Inc. commenced the Exchange Offer. On February 23, 2026, the Exchange Offer early tender date, holders of the Existing Notes had validly tendered $589,883,000 aggregate principal amount of Existing Notes and delivered their related consents to the proposed amendments to the Existing Notes. Accordingly, the requisite consents to the proposed amendments were obtained and Advantage Sales & Marketing Inc. entered into the Second Supplemental Indenture to the Existing Notes, which will become operative upon the settlement of the Exchange Offer, which is expected to occur in March 2026.

SCHEDULE I

ADVANTAGE SOLUTIONS INC.

CONDENSED REGISTRANT ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	December 31,
(in thousands)	2025	2024
ASSETS
Investment in subsidiaries	$553,958	$748,817
Total assets	$553,958	$748,817
LIABILITIES AND STOCKHOLDERS' EQUITY
Warrant liability	$—	$82
Total liability	—	82
Equity attributable to stockholders of Advantage Solutions Inc.
Common stock, $0.0001 par value, 3,290,000,000 shares authorized; 326,429,909 and 320,773,096 shares issued and outstanding as of December 31, 2025 and 2024, respectively	33	32
Additional paid-in capital	3,488,988	3,466,221
Accumulated deficit	(2,869,347)	(2,641,612)
Loans to Karman Topco L.P.	(7,673)	(7,029)
Accumulated other comprehensive loss	(4,158)	(15,861)
Treasury stock, at cost; 12,894,517 and 12,400,075 shares as of December 31, 2025 and 2024, respectively	(53,885)	(53,016)
Total equity attributable to stockholders of Advantage Solutions Inc.	553,958	748,735
Total liabilities and stockholders’ equity	$553,958	$748,817

See Notes to Condensed Registrant Only Financial Statements

SCHEDULE I

ADVANTAGE SOLUTIONS INC.

CONDENSED REGISTRANT ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

	Year Ended December 31,
(in thousands)	2025	2024	2023
Revenues	$—	$—	$—
Cost of revenues (exclusive of depreciation and amortization shown separately below)	—	—	—
Selling, general, and administrative expenses	—	—	—
Impairment of goodwill and indefinite-lived asset	—	—	—
Gain on deconsolidation of subsidiaries	—	—	—
Loss on divestitures	—	—	—
Depreciation and amortization	—	—	—
Income from equity method investments	—	—	—
Total operating expenses	—	—	—
Operating income	—	—	—
Other income:
Change in fair value of warrant liabilities	(83)	(584)	(286)
Interest expense, net	—	—	—
Total other income	(83)	(584)	(286)
Income before income taxes and equity in net income of subsidiaries	83	584	286
Provision for income taxes	—	—	—
Net income before equity in net income of subsidiaries	83	584	286
Equity in net income (loss) of subsidiaries	(227,818)	(327,546)	(63,608)
Net income (loss) attributable to subsidiaries	(227,735)	(326,962)	(63,322)
Other comprehensive (loss) income, net of tax equity in comprehensive (loss) income of subsidiaries	11,703	(9,485)	5,817
Total comprehensive income (loss)	$(216,032)	$(336,447)	$(57,505)

See Notes to Condensed Registrant Only Financial Statements

ADVANTAGE SOLUTIONS INC.

CONDENSED REGISTRANT ONLY FINANCIAL INFORMATION

NOTES TO THE CONDENSED REGISTRANT ONLY FINANCIAL STATEMENTS

1. Basis of Presentation

In the registrant company only financial statements, Advantage Solutions Inc.’s (the “Registrant”) investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries during the years ended December 31, 2025 and 2024. The accompanying condensed registrant company financial statements have been prepared in accordance with Rule 12-04, Schedule 1 of Regulation S-X. A condensed statement of cash flows was not presented because Registrant’s operating activities have no cash impact and there were no investing or financing cash flow activities during the years ended December 31, 2025, 2024, and 2023. This information should be read in conjunction with the accompanying Consolidated Financial Statements.

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

Based on the evaluation as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

We rely extensively on information systems and technology to manage our business and summarize operating results. During the quarter ended December 31, 2025, we continued activities related to the implementation of our new global ERP system, which was deployed in phases during the first, second, and third quarters of fiscal year 2025. In the fourth quarter, we continued phase two activities focused on enhancing functionality, automating certain processes, and refining controls within the ERP environment.

We evaluated these enhancements as part of our ongoing assessment of internal control over financial reporting and will continue to monitor their design and operating effectiveness. Except for the changes described above, there were no other changes in our internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

The Company has adopted a code of business conduct and ethics applicable to our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on our principal corporate website at https://youradv.com.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our definitive proxy statement relating to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2025.

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

(a)(3) Exhibits.

Exhibit No.			Incorporated by Reference
	Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of Advantage Solutions Inc.	8-K	001-38990	3.1	May 28, 2021
3.2	Third Amended and Restated Bylaws of Advantage Solutions Inc.	8-K	001-38990	3.1	April 13, 2021
4.1	Specimen Common Stock Certificate	8-K	001-38990	4.1	November 3, 2020
4.2	Indenture, dated as of October 28, 2020, among Advantage Solutions FinCo LLC, Advantage Sales & Marketing Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent	8-K	001-38990	4.4	November 3, 2020
4.3	Form of 6.50% Senior Secured Notes due 2028 (included in Exhibit 4.4)	8-K	001-38990	4.4	November 3, 2020
4.4	First Supplemental Indenture dated as of December 2, 2022, among Advantage Sales & Marketing Inc., HyprMX Mobile LLC and IDR Marketing Partners, LLC
4.5	Second Supplemental Indenture dated February 23, 2026, by and among Advantage Sales & Marketing, each of the parties identified as guarantors on the signature pages, and Wilmington Trust.	8-K	001-38990	4.4	February 24, 2026
10.1	Amended and Restated Stockholders Agreement, dated as of October 27, 2020, by and among Conyers Park II Acquisition Corp., Karman Topco L.P., CVC ASM Holdco, L.P., the entities identified on the signature pages thereto under the heading “LGP Stockholders”, BC Eagle Holdings, L.P., and Conyers Park II Sponsor LLC	8-K	001-38990	10.2	November 3, 2020
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

		8-K	001-38990	10.3	November 3, 2020
10.3#	Advantage Solutions Inc. 2020 Incentive Plan, as amended and restated	10-K	001-38990	10.3	March 7, 2025
10.3(a)#	Form of Pre-2024 Stock Option Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan	10-Q	001-38990	10.1	May 10, 2023
10.3(b)#	Form of Pre-2024 Restricted Stock Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan	10-Q	001-38990	10.2	May 10, 2023

10.3(c)#	Form of Pre-2024 Performance Restricted Stock Unit Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Award Plan	10-Q	001-38990	10.3	May 10, 2023
10.3(d)#*	Form of 2024 Stock Option Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan	10-K	001-38990	10.3(d)	March 27, 2025
10.3(e)#*	Form of 2024 Restricted Stock Award Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Plan	10-K	001-38990	10.3(e)	March 27, 2025
10.3(f)#*	Form of 2024 Performance Restricted Stock Unit Grant Notice and Agreement under the Advantage Solutions Inc. 2020 Incentive Award Plan	10-K	001-38990	10.4(f)	March 27, 2025
10.4(a)#	Advantage Solutions Inc. Non-Employee Director Compensation Policy
10.4(b)#	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under the Advantage Solutions Inc. 2020 Incentive Award Plan	10-Q	001-38990	10.4	May 10, 2023
10.5#	Advantage Solutions Inc. 2020 Employee Stock Purchase Plan	8-K	001-38990	10.7#	November 3, 2020
10.6#	Amended and Restated Employment Agreement dated February 1, 2023, by and between Advantage Solutions Inc. and Dave Peacock	10-Q	001-38990	10.5#	May 10, 2023
10.7#	Employment Agreement dated March 28, 2023, by and between Advantage Solutions Inc. and Jack Pestello	10-K	001-38990	10.12#	March 1, 2024
10.8#	Amended and Restated Employment Agreement dated March 31, 2023, by and between Advantage Solutions Inc. and Christopher Growe	8-K	001-38990	10.1#	April 3, 2023
10.9#	Executive Employment Agreement dated October 18, 2017, by and between Daymon Worldwide Inc. and Michael Taylor	10-K	001-38990	10.12#	March 1, 2024
10.10#	Form of Indemnification Agreement	8-K	001-38990	10.11#	November 3, 2020
10.11	Eighth Amended and Restated Agreement of Limited Partnership for Karman Topco L.P., dated as of September 7, 2020	8-K	001-38990	10.14	November 3, 2020
10.12	First Amendment to Eighth Amended and Restated Limited Partnership Agreement of Karman Topco L.P.	10-K	001-38990	10.19	March 1, 2023
10.13	ABL Revolving Credit Agreement, dated October 28, 2020, by and among Advantage Sales & Marketing Inc., as Borrower, Karman Intermediate Corp., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lender parties thereto.	8-K	001-38990	10.15	November 3, 2020
10.14	First Lien Credit Agreement, dated October 28, 2020, by and among Advantage Sales & Marketing Inc., as Borrower, Karman Intermediate Corp., Bank of America, N.A., as Administrative Agent and Collateral Agent, and the lender parties thereto.	8-K	001-38990	10.16	November 3, 2020
10.15	Amendment No. 1 to First Lien Credit Agreement, dated as of October 28, 2021, by and among the Borrower, Holdings, the other guarantors parties thereto, each lender party thereto, and Bank of America, as administrative agent.	8-K	001-38990	10.1	October 29, 2021
10.16	First Amendment to ABL Revolving Credit Agreement, dated as of October 28, 2021, by and among the Borrower, Holdings, the lenders party thereto and Bank of America, as administrative agent.	8-K	001-38990	10.2	October 29, 2021
10.17	Second Amendment to ABL Revolving Credit Agreement, dated as of December 2, 2022, by and among the Borrower, Holdings, the lenders party thereto and Bank of America, as administrative agent.	8-K	001-38990	10.1	December 6, 2022
10.18	Amendment No. 2 to First Lien Credit Agreement, dated as of May 24, 2023, by and among the Borrower, Holdings, the other guarantors parties thereto, each lender party thereto, and Bank of America, as administrative agent	10-Q	001-38990	10.1	August 4, 2023
10.19	Amendment No. 3 to First Lien Credit Agreement, dated as of April 17, 2024, by and among the Borrower, Holdings, the other guarantors parties thereto, each lender party thereto, and Bank of America, as administrative agent.	8-K	001-38990	10.1	April 18, 2024

10.20#	Separation Agreement and General Release, effective as of March 6, 2025, by and between Advantage Solutions Inc. and Jack Pestello.	8-K	001-38990	10.1	March 7, 2025
10.21#	Employment Offer Letter Agreement, dated February 26, 2025, by and between Advantage Solutions Inc. and Dean General.	8-K	001-38990	10.2	March 7, 2025
10.22#	Employment Offer Letter Agreement, dated August 4, 2025, by and between Advantage Sales & Marketing LLC d/b/a Advantage Solutions and Jeffrey Harsh.	8-K	001-38990	10.1	August 8, 2025
10.23#	Transition Agreement entered into as August 18, 2025 by and between Andrea Young and Club Demonstration Services, Inc.	8-K	001-38990	10.1	August 22, 2025
10.24#	Transaction Support Agreement, dated February 6, 2026, by and among Advantage Sales & Marketing Inc., the additional Company Parties party thereto and the Supporting Parties from time to time party thereto.	8-K	001-38990	10.1	February 9, 2026
14.1	Code of Business Conduct and Ethics	10-K	001-38990	14.4	March 7, 2025
19.1	Advantage Solutions Inc. Insider Trading Compliance Policy and Procedures	10-K	001-38990	19.1	March 7, 2025
21.1*	List of Subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-38990	97.1	March 7, 2025
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

ADVANTAGE SOLUTIONS INC.

By:	/s/ David Peacock
David Peacock
Chief Executive Officer and Director
Date:	March 3, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David Peacock David Peacock	Chief Executive Officer (Principal Executive Officer) and Director	March 3, 2026

/s/ Christopher Growe Christopher Growe	Chief Financial Officer (Principal Financial Officer)	March 3, 2026

/s/ Daniel Gore	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2026
Daniel Gore

/s/ Christopher Baldwin	Director	March 3, 2026
Christopher Baldwin

/s/ Virginie Costa	Director	March 3, 2026
Virginie Costa

/s/ Timothy J. Flynn	Director	March 3, 2026
Timothy J. Flynn

/s/ Tiffany Han	Director	March 3, 2026
Tiffany Han

/s/ James M. Kilts	Chairman and Director	March 3, 2026
James M. Kilts

/s/ Adam Levyn	Director	March 3, 2026
Adam Levyn

/s/ Jody Macedonio	Director	March 3, 2026
Jody Macedonio

/s/ Robin Manherz	Director	March 3, 2026
Robin Manherz

SIGNATURE	TITLE	DATE

/s/ Deborah Poole	Director	March 3, 2026
Deborah Poole

/s/ Brian K. Ratzan	Director	March 3, 2026
Brian K. Ratzan

/s/ Thomas Turner	Director	March 3, 2026
Thomas Turner

/s/ David J. West	Director	March 3, 2026
David J. West

/s/ Xiaofeng Yao	Director	March 3, 2026
Xiaofeng Yao