Form 10-Q
period 2026-03-31
Advantage Solutions Inc.
filed 2026-05-06
CIK 1776661

res

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 5, 2026, the registrant had 13,295,280 shares of Class A common stock outstanding.

Advantage Solutions Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$143,870	$240,850
Restricted cash	12,142	12,137
Accounts receivable, net of allowance for expected credit losses of $17,505 and $16,771, respectively	572,572	594,999
Prepaid expenses and other current assets	76,169	124,629
Total current assets	804,753	972,615
Property, equipment, and capitalized software, net	121,817	115,858
Goodwill	438,900	438,900
Other intangible assets, net	951,593	993,927
Investments in unconsolidated affiliates	205,336	234,138
Other assets	42,451	37,977
Total assets	$2,564,850	$2,793,415
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$25,865	$13,250
Accounts payable	176,466	162,376
Accrued compensation and benefits	97,101	121,105
Other accrued expenses	87,467	105,449
Deferred revenues	25,141	30,454
Total current liabilities	412,040	432,634
Long-term debt, net of current portion	1,520,790	1,660,611
Deferred income tax liabilities	99,107	90,023
Other long-term liabilities	54,885	56,189
Total liabilities	2,086,822	2,239,457

Commitments and contingencies (Note 10)

Equity attributable to stockholders of Advantage Solutions Inc.
Common stock, $0.0001 par value, 197,400,000 shares authorized; 13,080,791 and 13,058,852 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid in capital	3,436,566	3,489,020
Accumulated deficit	(2,941,178)	(2,869,347)
Loans to Karman Topco L.P.	(7,834)	(7,673)
Accumulated other comprehensive loss	(8,461)	(4,158)
Treasury stock, at cost; 43,548 and 515,781 shares as of March 31, 2026 and December 31, 2025, respectively	(1,066)	(53,885)
Total stockholders' equity	478,028	553,958
Total liabilities and stockholders' equity	$2,564,850	$2,793,415

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2026	2025
Revenues	$869,601	$821,792
Cost of revenues (exclusive of depreciation and amortization shown separately below)	761,574	722,754
Selling, general, and administrative expenses	53,309	64,865
Depreciation and amortization	51,570	50,361
Gain on divestiture and income from investments in European joint venture	(1,014)	(1,567)
Total operating expenses	865,439	836,413
Operating income (loss)	4,162	(14,621)
Other expenses (income):
Interest expense, net	34,798	34,360
Income from unconsolidated investments	(2,472)	—
Other expense, including debt fees	20,352	10
Total other expenses, net	52,678	34,370
Loss before income tax expense	(48,516)	(48,991)
Income tax expense	23,315	7,139
Net loss	$(71,831)	$(56,130)
Basic loss per common share	$(5.49)	$(4.36)
Diluted loss per common share	$(5.49)	$(4.36)
Weighted-average number of common shares:
Basic	13,077,003	12,867,338
Diluted	13,077,003	12,867,338

Comprehensive (Loss) Income:
Net loss	$(71,831)	$(56,130)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,303)	802
Total comprehensive loss	$(76,134)	$(55,328)

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Accumulated
					Additional			Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Loss	Equity
Balance at January 1, 2026	13,058,853	$1	515,780	$(53,885)	$3,489,020	$(2,869,347)	$(7,673)	$(4,158)	$553,958
Comprehensive loss
Net loss	—	—	—	—	—	(71,831)	—	—	(71,831)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(4,303)	(4,303)
Total comprehensive loss	—	—	—	—	—	—	—	—	(76,134)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(161)	—	(161)
Retirement of treasury stock	—	—	(566,408)	55,125	(55,125)	—	—	—	—
Purchase of treasury stock	(94,176)	—	94,176	(2,306)	—	—	—	—	(2,306)
Shares issued under 2020 Employee Stock Purchase Plan	96,519	—	—	—	744	—	—	—	744
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(73)	—	—	—	(73)
Shares issued under 2020 Incentive Award Plan	19,595	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,000	—	—	—	2,000
Balance at March 31, 2026	13,080,791	$1	43,548	$(1,066)	$3,436,566	$(2,941,178)	$(7,834)	$(8,461)	$478,028

								Accumulated
					Additional			Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Loss	Equity
Balance at January 1, 2025	12,830,924	$1	496,003	$(53,016)	$3,466,252	$(2,641,612)	$(7,029)	$(15,861)	$748,735
Comprehensive (loss) income
Net loss	—	—	—	—	—	(56,130)	—	—	(56,130)
Foreign currency translation adjustments	—	—	—	—	—	—	—	802	802
Total comprehensive loss	—	—	—	—	—	—	—	—	(55,328)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(161)	—	(161)
Purchase of treasury stock	(19,778)	—	19,778	(869)	—	—	—	—	(869)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(1,524)	—	—	—	(1,524)
Shares issued under 2020 Employee Stock Purchase Plan	15,120	—	—	—	993	—	—	—	993
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(2,396)	—	—	—	(2,396)
Shares issued under 2020 Incentive Award Plan	104,345	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	6,125	—	—	—	6,125
Balance at March 31, 2025	12,930,611	$1	515,781	$(53,885)	$3,469,450	$(2,697,742)	$(7,190)	$(15,059)	$695,575

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(71,831)	$(56,130)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Non-cash adjustments on derivatives and non-cash interest income	(451)	(2,694)
Amortization of deferred financing fees	1,297	1,748
Depreciation and amortization	51,570	50,361
Deferred income taxes	9,091	449
Equity-based compensation of Karman Topco L.P.	—	(1,524)
Stock-based compensation	2,000	6,485
Gain on divestiture and income from investments in European joint venture	(1,014)	(1,567)
Income from unconsolidated investments	(2,472)	—
Distribution received from equity method investments	2,684	—
Other	1,178	(1,614)
Changes in operating assets and liabilities:
Accounts receivable, net	21,507	(38,200)
Prepaid expenses and other assets	44,070	16,743
Accounts payable	14,404	22,236
Accrued compensation and benefits	(23,716)	(41,928)
Deferred revenues	(5,265)	2,521
Other accrued expenses and other liabilities	(19,324)	3,487
Net cash provided by (used in) operating activities	23,728	(39,627)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments in unconsolidated affiliates	(2,000)	(3,328)
Purchase of property and equipment and development of capitalized software	(11,401)	(15,104)
Proceeds from divestitures	40,919	—
Net cash provided by (used in) investing activities	27,518	(18,432)
CASH FLOWS FROM FINANCING ACTIVITIES
Payment of deferred financing fees for line of credit modification	(13,702)	—
Principal payments on long-term debt	(131,319)	(3,313)
Repurchases of senior secured notes and Term Loan Facility	—	(18,243)
Proceeds from 2020 Employee Stock Purchase Plan	744	993
Payments for taxes related to net share settlement of equity awards	(73)	(707)
Purchase of treasury stock	(2,306)	(869)
Net cash used in financing activities	(146,656)	(22,139)
Net effect of foreign currency changes on cash, cash equivalents and restricted cash	(1,565)	(3,685)
Net change in cash, cash equivalents and restricted cash	(96,975)	(83,883)
Cash, cash equivalents and restricted cash, beginning of period	252,987	220,751
Cash, cash equivalents and restricted cash, end of period	$156,012	$136,868
SUPPLEMENTAL CASH FLOW INFORMATION
Purchases of property and equipment and development of capitalized software recorded in accounts payable and accrued expenses	$5,350	$516

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Significant Accounting Policies

Advantage Solutions Inc. (the “Company”) is a provider of outsourced solutions to consumer goods companies and retailers. The Company’s Class A common stock is listed on the Nasdaq Global Select Market under the symbol “ADV.”

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements do not include all of the information required by accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated balance sheet at December 31, 2025 was derived from the audited Consolidated Balance Sheet at that date and does not include all the disclosures required by GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair statement of the results as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been reflected in the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025 and the related footnotes thereto. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

Reverse Stock Split

On March 26, 2026, the Company effected a 1-for-25 reverse stock split of its Class A common stock. In connection with the reverse stock split, the Company amended its certificate of incorporation to reduce the number of authorized shares of Class A common stock and preferred stock by dividing the previously authorized share amounts by the reverse stock split ratio and applying a 1.5x multiplier. No fractional shares were issued in connection with the reverse stock split, and stockholders who otherwise would have been entitled to a fractional share received cash in lieu thereof. All share and per share amounts presented in these unaudited condensed consolidated financial statements, including shares underlying stock-based compensation equity awards, have been retroactively adjusted for all periods presented to give effect to the reverse stock split. The reverse stock split did not affect the per share par value of the Company’s Class A common stock.

Retirement of Treasury Shares

During the three months ended March 31, 2026, the Company retired 566,408 treasury shares that had been previously purchased under the 2021 Share Repurchase Program.

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

Disaggregated revenues were as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Branded Services
Brokerage services	$114,318	$90,033
Branded merchandising services	84,098	114,744
Omni-commerce marketing services	58,576	85,064
Total Branded Services revenues	$256,992	$289,841
Experiential Services
Experiential services	$385,480	$314,020
Total Experiential Services revenues	$385,480	$314,020
Retailer Services
Retail merchandising services	$177,538	$171,068
Advisory services	35,409	33,597
Agency services	14,182	13,266
Total Retailer Services revenues	$227,129	$217,931
Total revenues	$869,601	$821,792

Deferred revenues represent cash payments that are received in advance of the Company’s satisfaction of the applicable obligation and are included in Deferred revenues in the condensed consolidated balance sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the three months ended March 31, 2026 that were included in Deferred revenues as of December 31, 2025 was $14.7 million. Revenues recognized during the three months ended March 31, 2025 included in Deferred revenues as of December 31, 2024 was $10.7 million.

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted on a prospective or retrospective basis. The Company is currently evaluating the impact of ASU 2024-03 on the consolidated financial statements and related disclosures.

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

2. Divestiture

Investments in European Joint Venture

During the three months ended March 31, 2026, the Company executed a series of agreements related to its investment in a European joint venture, which was accounted for under the equity method and in which the Company held an ownership interest as of December 31, 2025. Under the terms of these agreements, the Company sold its interest in a portion of the European joint venture business for total consideration of £20 million (approximately $28 million), comprised of £10 million (approximately $14 million) received in cash at closing and £10 million of deferred consideration to be paid 12 months after completion of the sale. The deferred consideration is reflected in Prepaid expenses and other current assets in the condensed consolidated balance sheet as of March 31, 2026. The Company retained a minority interest of 49.6% in the remaining portion of its ownership interest in the European joint venture.

The Company recognized a gain of approximately $1.0 million on the partial disposition of its equity‑method investment during the period, which is reflected in operating income.

For the three months ended March 31, 2025, the Company presented its proportionate share of earnings from the European joint venture within operating income, as reflected in Income from investment in European joint venture and other, because the results of that investment were considered integral to the Company’s operations at that time. Following completion of the restructuring of the investments in the European joint venture in 2026, the Company reassessed the nature of its retained equity‑method investment and concluded that the results of the remaining European joint venture investment are no longer integral to the Company’s core operating activities. Accordingly, for the three months ended March 31, 2026, the Company presents its proportionate share of Income from unconsolidated investments within Income from unconsolidated investments in the condensed consolidated statements of operations and comprehensive loss.

2024 Divestitures

During the three months ended March 31, 2026, the Company received the remaining installment of approximately $27.5 million related to the July 31, 2024 sale of the Jun Group business.

3. Goodwill and Intangible Assets

The carrying amount of goodwill as of March 31, 2026 and December 31, 2025 was $438.9 million. Accumulated impairment losses related to goodwill were $2.3 billion as of March 31, 2026 and December 31, 2025.

Amortization of intangible assets was $42.3 million and $42.9 million for the three months ended March 31, 2026 and 2025, respectively.

The following tables set forth information for intangible assets:

		March 31, 2026
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,256,291	$1,762,270	$—	$494,021
Trade names	10 years	88,600	73,428	—	15,172
Total finite-lived intangible assets		2,344,891	1,835,698	—	509,193
Indefinite-lived intangible assets:
Trade name		1,480,000	—	1,037,600	442,400
Total other intangible assets		$3,824,891	$1,835,698	$1,037,600	$951,593

		December 31, 2025
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,256,367	$1,722,227	$—	$534,140
Trade names	10 years	88,600	71,213	—	17,387
Total finite-lived intangible assets		2,344,967	1,793,440	—	551,527
Indefinite-lived intangible assets:
Trade name		1,480,000	—	1,037,600	442,400
Total other intangible assets		$3,824,967	$1,793,440	$1,037,600	$993,927

As of March 31, 2026, estimated future amortization expense of the Company’s finite-lived intangible assets are as follows:

(in thousands)
Remainder of 2026	$126,797
2027	167,500
2028	133,069
2029	76,636
2030	3,442
Thereafter	1,749
Total amortization expense	$509,193

4. Debt

Long-term debt consisted of the following:

(in thousands)	March 31,	December 31,
	2026	2025
Term Loan Facility	$1,028,116	$1,092,745
9.0% Senior Secured Notes due 2030	561,444	—
6.5% Senior Secured Notes due 2028	2,007	595,087
Total long-term debt	1,591,567	1,687,832
Less: current portion	25,865	13,250
Less: unamortized debt discount	34,887	—
Less: debt issuance costs	10,025	13,971
Long-term debt, net	$1,520,790	$1,660,611

Refinancing

On March 11, 2026, Advantage Sales & Marketing Inc., the Company’s indirect wholly owned subsidiary, completed a refinancing transaction designed to extend maturities, enhance liquidity, and simplify its capital structure. The transaction was executed through a series of interrelated financing actions, including (i) an exchange offer and consent solicitation with respect to the Company’s outstanding senior secured notes, (ii) a refinancing and amendment of the Company’s term loan facility, and (iii) amendments to the Company’s asset‑based revolving credit facility.

As part of the refinancing, holders of approximately 99% of its outstanding 6.50% senior secured notes due 2028 (the “2028 Notes”) with outstanding principal balance of $561.4 million accepted the offer to exchange their 2028 Notes for new 9.0% senior secured notes due 2030 (the “2030 Notes”) and $43.9 million in cash consideration, along with a related consent solicitation to amend the indenture governing the 2028 Notes, was completed. In connection with the exchange and consent solicitation, substantially all of the covenants, events of default, guarantees, and the collateral securing the 2028 Notes were eliminated or released, and 99% of the 2028 Notes were effectively replaced by the 2030 Notes with extended maturities and revised terms, which are further described below.

Concurrently with the notes exchange, the Company refinanced its existing term loan facility by (i) entering into a new senior secured first lien term loan facility at an extended maturity (“the 2030 Term Loan Facility”) in an aggregate principal amount of $1.035 billion and (ii) making a cash prepayment of $80.9 million on the prior term loan balance, and amended its existing senior secured asset-based revolving credit facility (the “2030 ABL”).

The 2030 Notes

The 2030 Notes bear interest at 9.0% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2026, and mature on November 15, 2030, and include a payment-in-kind fee that was recorded as a debt discount. The debt discount is being amortized to interest expense over the term of the debt using the effective interest method.

The Company’s obligations under the 2030 Notes are guaranteed by Karman Intermediate Corp. and each of the Company’s direct and indirect wholly owned material U.S. subsidiaries and Canadian subsidiaries (the “Guarantors”), and are secured by a lien on substantially all of the Company’s and the Guarantors’ assets (subject to certain permitted exceptions). The 2030 Notes have a first‑priority lien on the fixed asset collateral (equal in priority with the liens securing the 2030 Term Loan Facility) and a second‑priority lien on the current asset collateral (equal in priority with the liens securing the 2030 Term Loan Facility and second in priority to the liens securing the 2030 ABL), in each case, subject to other permitted liens.

The 2030 Notes may be redeemed, in whole at any time or in part from time to time, at 100% of the principal amount thereof, plus accrued and unpaid interest. Holders of the 2030 Notes have the right to require the Company to repurchase their notes upon the occurrence of certain changes of control, subject to specified exceptions, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. If the Company or any of its restricted subsidiaries sells assets, under certain circumstances the Company must offer to use the net proceeds to purchase the 2030 Notes at 100% of the principal amount thereof, plus accrued and unpaid interest. If the Company generates excess cash flow, the Company must use 75% of such excess cash flow, subject to reduction as set forth in the applicable indenture, to make an offer to repurchase the 2030 Notes together with other applicable parity lien indebtedness at 100% of the principal amount thereof, plus accrued and unpaid interest.

The 2030 Term Loan Facility

Borrowings under the Company’s 2030 Term Loan Facility amortize in equal quarterly installments in an amount equal to 2.50% per annum of the principal amount. Borrowings will bear interest at a floating rate, which can be either adjusted SOFR plus an applicable margin or, at the Company’s option, a base rate plus an applicable margin. The applicable margins for the 2030 Term Loan Facility is 6.00%, with respect to SOFR borrowings and 5.00%, with respect to base rate borrowings. The Company may voluntarily prepay loans or reduce commitments under this facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. The Company will be required to prepay its 2030 Term Loan Facility with 100% of the net cash proceeds of certain asset sales subject to certain reinvestment rights, 100% of the net cash proceeds of certain debt issuances and 75% of excess cash flow (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios).

The Company’s obligations under the 2030 Term Loan Facility are guaranteed by the Guarantors, and are secured by a lien on substantially all of the Company’s and the Guarantors’ assets (subject to certain permitted exceptions). The 2030 Term Loan Facility has a first‑priority lien on the fixed asset collateral (equal in priority with the liens securing the 2030 Notes) and a second‑priority lien on the current asset collateral (second in priority to the liens securing the 2030 ABL), in each case, subject to other permitted liens. The 2030 Term Loan Facility matures in April 2030, subject to potential extensions in accordance with its terms. The 2030 Term Loan Facility includes a payment-in-kind fee that was recorded as debt discount and is being amortized to interest expense over the term of the 2030 Term Loan Facility using the effective interest method.

The 2030 Asset-based Revolving Credit Facility

The Company's 2030 ABL provides for revolving loans and letters of credit in the aggregate amount of up to $500.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (i) $150.0 million and (ii) the aggregate unused amount of commitments then in effect under the revolving credit facility. Loans under the revolving credit facility may be denominated in either U.S. dollars or Canadian dollars. The revolving credit facility matures on January 30, 2030, subject to a customary springing maturity tied to the maturity of the 2030 Term Loan Facility and the 2030 Notes.

Borrowings under the 2030 ABL bear interest at variable rates based on the CME Group Benchmark Administration Limited Term Secured Overnight Financing Rate (“SOFR”) or a base rate, plus applicable margins, at the Company's option. The applicable margins for the 2030 ABL are 1.75%, 2.00% or 2.25%, with respect to SOFR borrowings and 0.75%, 1.00% or 1.25%, with respect to base rate borrowings, in each case depending on average excess availability under the revolving credit facility.

The Company’s obligations under the ABL are guaranteed by the Guarantors and are secured by liens on substantially all assets of the Company and the Guarantors, subject to certain permitted exceptions. These obligations have a first‑priority lien on current asset collateral and a second‑priority lien on fixed asset collateral, which is junior to the liens securing the 2030 Notes and the 2030 Term Loan Facility discussed below, in each case subject to permitted liens.

As of March 31, 2026, the Company had the ability to borrow up to $385.8 million under the 2030 ABL after giving effect to borrowing base limitations and outstanding letters of credit. As of December 31, 2025, the Company had the ability to borrow up to $438.0 million under the previous revolving credit facility after giving effect to borrowing base limitations and outstanding letters of credit.

Debt Covenants

The 2030 Notes, the 2030 ABL and the 2030 Term Loan Facility each contain customary affirmative and negative covenants applicable to the Guarantors, the Company and its subsidiaries. Collectively, these covenants restrict the ability of such parties to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock, or make other restricted payments; (iii) prepay, redeem, repurchase or modify the terms of certain junior or other indebtedness; (iv) issue certain preferred stock or similar equity securities; (v) make loans, advances, acquisitions or other investments; (vi) sell or otherwise dispose of or transfer assets; (vii) incur liens or other security interests on assets; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of subsidiaries to pay dividends; (x) change the Company's line of business; and (xi) merge or consolidate with, or sell all or substantially all of their assets to, another entity.

Substantially all of the foregoing covenants under the 2030 Notes will be suspended, and the guarantees provided by the Guarantors released, for so long as the 2030 Notes maintain certain investment grade ratings, subject to customary exceptions.

The 2030 ABL additionally requires the Company to maintain a fixed charge coverage ratio (as defined in the related credit agreement) of not less than 1.00 to 1.00 as of the end of each fiscal quarter during any period in which excess availability is less than the greater of (a) $25 million and (b) 10% of the lesser of the borrowing base and the maximum borrowing capacity. The fixed charge coverage ratio will continue to be tested at the end of each fiscal quarter until excess availability exceeds the foregoing threshold.

The agreements governing the 2030 Notes, the 2030 Term Loan Facility and the 2030 ABL contain additional affirmative and negative covenants, including related definitions, thresholds, limitations and exceptions, that vary between the facilities. The 2028 Notes, 2030 Notes, and the 2030 Term Loan Facility rank pari passu in right of payment, subject to the applicable intercreditor arrangements and collateral priorities. As of March 31, 2026, the Company was in compliance with all applicable covenants.

The Company determined that all components of the Refinancing were considered to be modifications. Fees paid to creditors in connection with the Refinancing, including payment-in-kind fees associated with the 2030 Notes and the 2030 Term Loan Facility, were recorded as adjustments to the carrying amounts of the related debt instruments and are being amortized as interest expense over the remaining terms of the modified arrangements. Third-party fees of $20.4 million associated with the 2030 Notes and the 2030 Term Loan Facility were expensed as incurred and recognized in Other expense in the condensed consolidated statements of comprehensive loss. Deferred financing costs of $13.7 million associated with the revolving credit facility were capitalized and are included in Prepaid expenses and other current assets and Other assets in the condensed consolidated balance sheets and are being amortized over the term of the revolving credit facility. The Company recognized $1.2 million of expense in Interest expense in the condensed consolidated statement of operations and comprehensive loss, related to the write-off of unamortized debt issuance costs associated with the portion of debt principal repaid in connection with the Refinancing. The remaining unamortized fees and discount associated with the modified debt instruments, including amounts associated with the Company’s prior debt arrangements that continue to be attributed to the modified instruments, are being amortized as interest expense over the remaining terms of the modified arrangements

Debt Maturities

Future minimum principal payments on long-term debt as of March 31, 2026 are as follows:

(in thousands)
Remainder of 2026	$19,399
2027	25,865
2028	27,872
2029	25,865
2030 and thereafter	1,492,566
Total future minimum principal payments	$1,591,567

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

	March 31, 2026
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Liabilities measured at fair value
Derivative financial instruments	$186	$—	$186	$—
Total liabilities measured at fair value	$186	$—	$186	$—

	December 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Liabilities measured at fair value
Derivative financial instruments	$476	$—	$476	$—
Total liabilities measured at fair value	$476	$—	$476	$—

Interest Rate Collar and Cap Agreements

The Company has interest rate collar contracts with an aggregate notional value of principal of $700.0 million as of March 31, 2026, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. Interest rate collar contracts with notional value of principal of $300.0 million matured on April 5, 2026, and interest rate collar contracts with notional values of principal of $200 million each will mature on April 5, 2027 and 2028.

Effective April 8, 2026, the Company entered into an interest rate collar with a $100.0 million notional amount that matures on April 8, 2029, providing a 4.50% cap and a 2.89% floor based on one‑month term SOFR. No premium was paid at inception. The interest rate collar was entered into to mitigate exposure to changes in interest rates on floating‑rate debt.

As of March 31, 2026, the fair value of the Company’s outstanding interest collars of $0.2 million was included in “Other long-term liabilities” in the condensed consolidated balance sheets. As of December 31, 2025 the fair value of the Company’s outstanding interest rate caps and collars of $0.5 million was included in “Other long-term liabilities” in the condensed consolidated balance sheets. Changes in fair value of the Company's outstanding interest rate caps and collars are recognized as a component of “Interest expense, net” in the condensed consolidated statements of operations and comprehensive loss.

During the three months ended March 31, 2026 and 2025, the Company recorded a gain of $0.3 million and a loss of $1.6 million, respectively, within “Interest expense, net,” related to changes in the fair value of its derivative instruments.

Long-term Debt

The following tables set forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at March 31, 2026
Term Loan Facility	$1,028,116	$804,556
6.5% Senior Secured Notes	2,007	1,558
9.0% Senior Secured Notes due 2030	561,444	425,345
Total long-term debt	$1,591,567	$1,231,459

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2025
Term Loan Facility	$1,092,745	$928,880
6.5% Senior Secured Notes	595,087	483,776
Total long-term debt	$1,687,832	$1,412,656

6. Related Party Transactions

Unconsolidated Affiliates

During the three months ended March 31, 2026 and 2025, the Company recognized revenues of $1.1 million and $2.6 million, respectively, from its investment in unconsolidated affiliates. Accounts receivable from transactions with unconsolidated affiliates were $0.4 million as of March 31, 2026 and December 31, 2025.

7. Income Taxes

The Company had an effective tax rate of (48.0)% for the three months ended March 31, 2026, compared to an effective tax rate of (14.6)% for the corresponding period in 2025.

The effective tax rate for the three months ended March 31, 2026 differed from the statutory rate primarily due to an increase in the valuation allowance recorded against the deferred tax asset related to interest expense limitation carryforwards.

8. Segments

The Company’s reportable segments, consisting of Branded Services, Experiential Services, and Retailer Services, have separate financial information and are evaluated regularly by the Company’s Chief Operating Decision Maker (“CODM”), a position currently held by the Company's Chief Executive Officer, in deciding how to allocate resources and in assessing performance.

The CODM utilizes segment operating income to assess the performance and allocate resources to each reportable segment. The CODM is not provided asset information by reportable segment.

The tables below summarize revenues, significant expenses and operating income (loss) by reportable segment:

	Three Months Ended March 31, 2026
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$256,992	$385,480	$227,129	$869,601
Less:
Compensation and benefits	138,664	201,791	145,593	486,048
Reimbursable expenses[1]	30,825	115,348	—	146,173
Other segment items[2]	73,256	45,543	63,863	182,662
Depreciation and amortization	31,322	11,299	8,949	51,570
Gain on divestiture	(1,014)	—	—	(1,014)
Total segment operating expenses	273,053	373,981	218,405	865,439

Total segment operating (loss) income	$(16,061)	$11,499	$8,724	$4,162

	Three Months Ended March 31, 2025
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$289,841	$314,020	$217,931	$821,792
Less:
Compensation and benefits	160,845	155,823	144,748	461,416
Reimbursable expenses[1]	32,959	93,250	—	126,209
Other segment items[2]	81,464	57,914	60,616	199,994
Depreciation and amortization	31,462	10,537	8,362	50,361
Income from investment in European joint venture and other	(1,567)	—	—	(1,567)
Total segment operating expenses	305,163	317,524	213,726	836,413

Total segment operating (loss) income	$(15,322)	$(3,504)	$4,205	$(14,621)

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

9. Restructuring

During the first quarter of fiscal year 2026, the Company initiated restructuring activities primarily focused on transitioning certain back office functions to a third‑party operating model. A summary of expenses incurred by segment for the three months ended March 31, 2026, consisting primarily of workforce transition‑related costs, including employee rebadging to a third-party service provider, retention‑related compensation, professional services, and other implementation and transition activities, is presented below:

(in thousands)	Three Months Ended March 31, 2026
Branded Services	$1,390
Experiential Services	467
Retailer Services	389
Total restructuring expenses	$2,246

The Company estimates that it will incur additional costs of approximately $4.0 million to $6.0 million related to this initiative in multiple phases prior to completion in 2027. These costs are expected to primarily relate to workforce transition activities, professional services, and other implementation‑related costs. As of March 31, 2026, an accrued restructuring liability of $2.2 million was outstanding.

10. Commitments and Contingencies

The Company is involved in various legal matters that arise in the ordinary course of its business. Some of these legal matters purport or may be determined to be class and/or representative actions under the California Labor Code and Private Attorneys General Act, or seek substantial damages, or penalties. The Company has accrued amounts in connection with certain legal matters. There can be no assurance, however, that these accruals will be sufficient to cover such matters or other legal matters or that such matters or other legal matters will not materially or adversely affect the Company’s financial position, liquidity, or results of operations.

11. Stock-Based Compensation

The Company has nonqualified stock options, restricted stock units (“RSUs”), and performance restricted stock units (“PSUs”). Stock-based compensation expense is recognized based on the fair value at the grant date over the requisite service period. The Company recognized stock-based compensation expense as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
Restricted stock-based unit awards	$1,135	$3,646
Other share-based awards	865	2,839
Total stock-based compensation before tax	2,000	6,485
Tax benefit	(296)	(1,009)
Total stock-based compensation expense included in net loss	$1,704	$5,476

Performance Restricted Stock Units

PSUs granted in fiscal years 2025 and 2024 cliff-vest after three years at a rate ranging from 0% to 200% of target subject to achievement of certain financial performance criteria over three years based on measurements of the Company’s Adjusted EBITDA margin and cash earnings, both terms as defined in the award agreement, and the recipient's continued service to the Company. Financial performance is measured at the conclusion of each fiscal year of the vesting period by the Human Capital Committee (“HCC”). The number of PSUs that ultimately vest is further modified based on the Company’s total shareholder return (“TSR”) relative to a defined peer group over the same performance period (which adjustment imposes a floor or a cap on the total number of PSUs that are eligible to vest based on the Company’s relative total shareholder return ranking). Following completion of the performance period and determination of achievement levels, the HCC approves the final number of PSUs vested and settled in shares of the Company’s Class A common stock. During the first quarter of 2026, the HCC determined the achievement percentage for the fiscal year 2025 performance period to be zero for PSUs granted in fiscal year 2025 and 2024.

PSUs granted in fiscal year 2023 vest over a three year period at a rate ranging from 0% to 150% subject to achievement of certain financial performance criteria based on the Company’s revenues and Adjusted EBITDA targets, both terms as defined in the award agreement, over the 2023 fiscal year, and the recipient’s continued service to the Company. During the first quarter of 2026, the HCC determined the achievement percentage for these PSUs for the three year performance period ending December 31, 2025 was 117.5%.

The fair value of PSU grants was equal to the closing price of the Company’s stock on the date of the applicable grant. The following table presents the number of PSUs that would potentially be issued upon achievement of performance criteria at threshold, target and maximum. The maximum potential expense below assumes the maximum and threshold achievement level for periods not yet approved by the HCC. Recognition of expense associated with performance-based stock is not permitted until achievement of the performance targets are probable of occurring.

Year Granted	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Grant Date Fair Value Per Share	Maximum Remaining Unrecognized Compensation Expense	Weighted-average remaining requisite service periods
2025	45,549	136,648	182,197	$32.64	$1,699,010	2.0 years
2024	18,392	30,946	33,865	$108.29	$893,544	1.1 years
2023	28,707	28,707	28,707	$56.95	$148,117	0.4 years

The following table summarizes the PSU activity for the three months ended March 31, 2026:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	314,483	$49.20
Granted	—	$—
Distributed	(43,155)	$49.36
Forfeited	(22,102)	$51.09
PSU performance adjustment (1)	(52,925)	$52.34
Outstanding at March 31, 2026 (2)	196,301	$48.12

(1) Adjusted for final 2023 performance achievement as approved by the HCC at 117.5%.

(2) PSU award activity for each year used in the three year average achievement is presented at target until three year average achievement is approved by the HCC, at which point the awards are adjusted as outstanding awards, subject to additional performance requirements, TSR and service-based vesting conditions.

Restricted Stock Units

RSUs are subject to the recipient’s continued service to the Company. RSUs are generally scheduled to vest over three years and are subject to the provisions of the agreement under the Plan.

During the three months ended March 31, 2026, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	925,673	$42.64
Granted	—	$—
Distributed	(72,959)	$50.12
Forfeited	(53,834)	$41.58
Outstanding at March 31, 2026	798,880	$42.02

As of March 31, 2026, the total remaining unrecognized compensation cost related to RSUs amounted to $10.7 million, which is expected to be amortized over the weighted-average remaining requisite service periods of 1.8 years.

Stock Options

During the three months ended March 31, 2026, the following activities involving nonqualified stock options occurred under the Plan:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	1,027,639	$111.56
Granted	200,000	$50.00
Forfeited	(109,624)	$153.56
Cancelled/Expired	—	$—
Outstanding at March 31, 2026	1,118,015	$96.43	5.9 years	$—
Exercisable at March 31, 2026	401,258	$92.61	5.5 years	$—

The fair value of the employee stock options was estimated using the following weighted average assumptions using a Black-Scholes option valuation model:

Period Ended March 31, 2026
Exercise Price	$50.00
Dividend yield	0.0%
Expected volatility	84.8%
Risk-free interest rate	4.0%
Expected term	6.5 years

As of March 31, 2026, the Company had approximately $5.5 million of total unrecognized compensation expense related to stock options, which the Company expects to recognize over a weighted-average period of approximately 3.0 years. There were no options exercised during the three months ended March 31, 2026 and 2025.

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

On March 26, 2026, the Company effected a 1-for-25 reverse stock split of its Class A common stock. The weighted average common shares and net loss reflect the Reverse Stock Split for all periods presented on the condensed consolidated statements of operations.

The following is a reconciliation of basic and diluted earnings per common share:

	Three Months Ended March 31,
(in thousands, except share and earnings per share data)	2026	2025
Net loss	$(71,831)	$(56,130)
Weighted-average common shares outstanding - basic	13,077,003	12,867,338
Weighted-average common shares outstanding - diluted	13,077,003	12,867,338
Net loss per share - basic	$(5.49)	$(4.36)
Net loss per share - diluted	$(5.49)	$(4.36)

In accordance with the treasury stock method the weighted average shares outstanding assuming dilution include the incremental effect of stock-based awards, except when such effect would be antidilutive. Stock-based awards of 0.3 million weighted-average shares were outstanding for the three months ended March 31, 2026, but were not included in the computation of diluted (loss) earnings per common share because the net loss position of the Company made them antidilutive. Stock-based awards of 0.4 million weighted-average shares were outstanding for the three months ended March 31, 2025, but were not included in the computation of diluted loss per common share because the net loss position of the Company made them antidilutive.

13. Subsequent Events

On April 29, 2026, the Company granted approximately 951,000 RSUs, 80,000 PSUs and 44,000 nonqualified stock options, with an estimated aggregate grant date fair value of approximately $31.5 million, $2.7 million and $1.0 million, respectively, to certain members of management consistent with the Company’s 2020 Incentive Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) including statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain such terms. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

We report financial results for the following three reportable segments. Through our Branded Services segment, which generated approximately 29.6% and 35.3% of our revenues in the three months ended March 31, 2026 and 2025, respectively, we provide services to branded consumer goods manufacturers through three main categories: brokerage, branded merchandising and omni-commerce marketing services. Through our Experiential Services segment, which generated approximately 44.3% and 38.2% of our revenues in the three months ended March 31, 2026 and 2025, respectively, we help brands and retailers reach consumers and convert shoppers into buyers through in-store and online sampling and demonstrations. Through our Retailer Services segment, which generated approximately 26.1% and 26.5% of our revenues in the three months ended March 31, 2026 and 2025, respectively, we provide end-to-end advisory, retailer merchandising and agency services to retailers.

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

Recent Developments

Refinancing. During the first quarter of 2026, we completed a refinancing designed to extend maturities, enhance liquidity, and simplify our capital structure. The transaction was effected through a series of interrelated financing actions, comprising (i) an exchange offer and consent solicitation with respect to our outstanding senior secured notes,

(ii) a refinancing and amendment of our term loan facility, and (iii) amendments to our asset‑based revolving credit facility. Collectively, these actions extended the weighted-average maturity of our term debt, senior secured notes, and revolving credit facility by approximately two years and were accompanied by a $131.3 million principal paydown during the quarter, reflecting our ongoing commitment to deleveraging the balance sheet. See Note 4–Debt–Refinancing in the Notes to the Company’s condensed consolidated financial statements.

Divestitures. Consistent with our strategy to focus the portfolio on markets where we have differentiated capabilities, we entered into a series of agreements to reduce our ownership interest in our European joint venture. Under those agreements, we sold a portion of our interest in the joint venture for total consideration of £20 million (approximately $28 million), comprised of £10 million (approximately $14 million) received in cash at closing and £10 million of deferred consideration. The Company retained a minority interest of 49.6% in the remaining portion of its ownership interest in the European joint venture.

Year-over-year comparisons are affected by divestitures completed after the first quarter of 2025. The divested businesses contributed approximately $5 million of revenues and $3 million of adjusted EBITDA to our first quarter 2025 results, which are not reflected in the first quarter of 2026.

Transformation. Also during the first quarter of 2026, we advanced our transformation strategy by initiating a restructuring of our Branded Services segment and transitioning certain back-office functions to a third-party service provider. These actions resulted in $2.2 million of restructuring charges in the quarter. The transition of services to the third-party provider is expected to be completed in 2027.

Executive Summary

	Three Months Ended March 31,		Change Reported
(amounts in thousands)	2026	2025	$	%
Revenues	$869,601	$821,792	$47,809	5.8%
Operating income (loss)	$4,162	$(14,621)	$18,783	128.5%
Net loss	$(71,831)	$(56,130)	$(15,701)	(28.0)%
Adjusted Net Loss(1)	$(19,052)	$(16,102)	$(2,950)	(18.3)%

Adjusted EBITDA(1)
Branded Services	$20,882	$27,945	$(7,063)	(25.3)%
Experiential Services	26,077	12,069	14,008	116.1%
Retailer Services	20,788	18,167	2,621	14.4%
Adjusted EBITDA	$67,747	$58,181	$9,566	16.4%

(1)
Adjusted Net Loss and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net Loss and Adjusted EBITDA and reconciliations of Net loss to Adjusted Net Loss and Adjusted EBITDA, see “Non-GAAP Financial Measures.”

In the first quarter of 2026, revenues were $869.6 million, which represented a $47.8 million or 5.8% increase as compared to the same period last year. Reimbursable expenses accounted for $20.0 million or 2.4% of the increase with the remaining increase driven by growth in Experiential and Retailer services of $49.4 million and $8.1 million, respectively, partially offset by declines in Branded of $30.7 million.

We reported a net loss of $71.8 million in the first quarter of 2026, compared to a net loss of $56.1 million during the same period last year. The $15.7 million increase in net loss occurred despite a year-over-year improvement in operating performance, and was driven by two non-operating items: $20.4 million of third-party debt issuance costs related to the refinancing completed during the quarter, and a $16.2 million increase in income tax expense.

We generated operating income of $18.8 million in the first quarter of 2026, compared to an operating loss in the prior year period. The improvement reflected stronger results in Experiential Services, improvement in Retailer Services, and lower reorganization and restructuring costs, partially offset by weaker performance in Branded Services driven by lower revenues.

Adjusted EBITDA was $67.7 million for the first quarter of 2026 as compared to $58.2 million for the first quarter of 2025, reflecting an increase compared to the same period in 2025. The year‑over‑year increase was driven primarily by strong performance in our Experiential Services segment, reflecting continued client demand and effective execution, as well as the timing of certain holidays during the first quarter of 2026 relative to the prior‑year period in our Retailer Services segment. These improvements were partially offset by macroeconomic headwinds and client losses that impacted our Branded Services segment.

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following table sets forth items derived from the Company’s consolidated statements of operations for the three months ended March 31, 2026 and 2025 in dollars and as a percentage of total revenues.

	Three Months Ended March 31,
(amounts in thousands)	2026		2025
Revenues	$869,601	100.0%	$821,792	100.0%
Cost of revenues	761,574	87.6%	722,754	87.9%
Selling, general, and administrative expenses	53,309	6.1%	64,865	7.9%
Depreciation and amortization	51,570	5.9%	50,361	6.1%
Gain on divestiture and income from investments in European joint venture	(1,014)	(0.1)%	(1,567)	(0.2)%
Total operating expenses	865,439	99.5%	836,413	101.8%
Operating income (loss)	4,162	0.5%	(14,621)	(1.8)%
Other expenses (income):
Interest expense, net	34,798	4.0%	34,360	4.2%
Income from unconsolidated investments	(2,472)	(0.3)%	—	0.0%
Other expense, including debt fees	20,352	2.3%	10	0.0%
Total other expenses	52,678	6.1%	34,370	4.2%
Loss before income tax expense	(48,516)	(5.6)%	(48,991)	(6.0)%
Income tax expense	23,315	2.7%	7,139	0.9%
Net loss	$(71,831)	(8.3)%	$(56,130)	(6.8)%

Other Financial Data
Adjusted Net Loss(1)	$(19,052)	(2.2)%	$(16,102)	(2.0)%
Adjusted EBITDA (1)	$67,747	7.8%	$58,181	7.1%

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenues

	Three Months Ended March 31,		Change
(amounts in thousands)	2026	2025	$	%
Branded Services	$256,992	$289,841	$(32,849)	(11.3)%
Experiential Services	385,480	314,020	71,460	22.8%
Retailer Services	227,129	217,931	9,198	4.2%
Total revenues	$869,601	$821,792	$47,809	5.8%

Branded Services segment revenues decreased $32.8 million for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease includes a $2.1 million reduction in revenues from reimbursable expenses. Excluding the impact of reimbursable expenses, the decline was primarily attributable to lower volumes, client losses experienced in 2025 and reductions in scope of services, which exceeded new business wins. These trends reflect continued macroeconomic uncertainty, as clients continue to manage their brand support spending with heightened scrutiny during the period.

Experiential Services segment revenues increased $71.5 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase includes $22.1 million of additional revenues from reimbursable expenses. Excluding the impact of reimbursable expenses, the remaining increase was primarily driven by higher event volume on improved demand and higher average pricing, reflecting continued recovery and growth in client activation activity.

Retailer Services segment revenues increased $9.2 million during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was driven primarily by higher product volumes due, in part, to the timing of certain holidays during the first quarter of 2026 relative to the prior‑year period.

Cost of Revenues

Cost of revenues as a percentage of revenues for the three months ended March 31, 2026 was 87.6%, as compared to 87.9% for the three months ended March 31, 2025. The decrease was driven primarily by lower fixed labor costs resulting from restructuring actions implemented in prior periods, as well as reduced discretionary bonus and professional services expenses. These favorable impacts were partially offset by higher variable labor and employee benefits costs

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses as a percentage of revenues for the three months ended March 31, 2026 was 6.1%, compared to 7.9% for the three months ended March 31, 2025. The decrease as a percentage of revenue was primarily driven by lower compensation costs and lower stock-based compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense was $51.6 million for the three months ended March 31, 2026 compared to $50.4 million for the three months ended March 31, 2025. The net increase was primarily due to a $1.8 million increase in depreciation expense as a result of an increase in software amortization on increased investment in software, primarily due to the implementation of our new global enterprise resource planning system, partially offset by a $0.6 million decrease in intangible asset amortization expense.

Operating Income (Loss)

	Three Months Ended March 31,		Change
(amounts in thousands)	2026	2025	$	%
Branded Services	$(16,061)	$(15,322)	$(739)	(4.8)%
Experiential Services	11,499	(3,504)	15,003	428.2%
Retailer Services	8,724	4,205	4,519	107.5%
Total operating income (loss)	$4,162	$(14,621)	$18,783	128.5%

In the Branded Services segment, the increase in operating loss during the three months ended March 31, 2026 as compared to the same period in the prior year was primarily due to lower revenues, as discussed above, partially offset by lower operating costs, primarily due to lower stock-based compensation expense, lower restructuring and reorganization expense, and a decrease in expected credit loss expense.

In the Experiential Services segment, the improvement from operating loss to operating income during the three months ended March 31, 2026 as compared to the same period in the prior year was primarily due to the increase in revenues as discussed above, as well as lower restructuring and reorganization costs and lower stock-based compensation expense.

In the Retailer Services segment, the increase in operating income during the three months ended March 31, 2026 as compared to the same period in the prior year was primarily due to the increase in revenues as discussed above, as well as lower restructuring and reorganization costs and lower stock-based compensation expense.

Interest Expense, net

Interest expense, net increased by $0.4 million, or 1.3%, to $34.8 million for the three months ended March 31, 2026, from $34.4 million for the three months ended March 31, 2025. The increase was driven primarily by higher interest rates associated with the refinancing completed during the first quarter of 2026, partially offset by lower average principal balances resulting from principal payments made in connection with the refinancing. Additional information regarding the debt refinancing is included in “Liquidity and Capital Resources—Credit Facilities”

Provision for Income Taxes

The Company recognized provision for income taxes of $23.3 million and $7.1 million for the three months ended March 31, 2026 and 2025, respectively. The year‑over‑year change primarily reflects an increase in the valuation allowance recorded against deferred tax asset related to interest expense limitation carryforwards during the 2026 period.

Reconciliation of Non-GAAP Financial Measures

Non-GAAP Financial Measures

We manage and assess our performance through various means including the use of the financial measures of Adjusted Net Loss, Adjusted EBITDA and Adjusted EBITDA by Segment. A reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure is provided below. These financial measures are not presented in accordance with U.S. generally accepted accounting principles (“GAAP”). These non-GAAP financial measures are derived from our consolidated and segment financial information but exclude or adjust for certain items that are included in the most directly comparable GAAP measures. We believe these non-GAAP (“Non-GAAP”) financial measures provide investors with additional insight into our operating performance, underlying business trends, and period-over-period comparability. However, these measures are not in accordance with GAAP, and should not be considered in isolation or as a substitute for the most directly comparable GAAP measures.

We define Adjusted Net Loss, which is a non-GAAP financial measure, as net (loss) income before (i) net income attributable to noncontrolling interest, (ii) impairment of goodwill and indefinite-lived assets, (iii) equity-based compensation of Karman Topco L.P., (iv) changes in fair value of warrant liability, (v) acquisition and divestiture related expenses, (vi) restructuring expenses, (vii) reorganization expenses, (viii) litigation expenses, (ix) amortization of intangible assets, (x) gain on repurchases of senior secured notes and Term Loan Facility, (xi) costs associated with (recovery from) with collection efforts involving Take 5 Media Group, (xii) other adjustments that management believes are helpful in evaluating our operating performance, and (xiii) related tax adjustments. We present Adjusted Net Loss because we use it as a supplemental measure to evaluate the performance of our business in a way that also considers our ability to generate profit without the impact of items that we do not believe are indicative of our operating performance or are unusual or infrequent in nature and aid in the comparability of our performance from period to period. Adjusted Net Loss should not be considered as an alternative for Net (loss) income, our most directly comparable measure presented on a GAAP basis.

Adjusted EBITDA and Adjusted EBITDA by Segment are supplemental non-GAAP financial measures of our operating performance.

Adjusted EBITDA means net loss before (i) interest expense, net, (ii) income tax expense, (iii) depreciation and amortization of capitalized software, (iv) amortization of intangible assets, (v) changes in fair value of warrant liability, (vi) stock-based compensation expense, (vii) equity-based compensation of Karman Topco L.P., (viii) acquisition and divestiture related expenses, (ix) (gain) loss on divestiture, (x) restructuring expenses, (xi) reorganization expenses, (xii) litigation expenses, (xiii) costs associated with (recovery from) with collection efforts involving Take 5 Media Group, (xiv) EBITDA for economic interests in investments and (xv) other adjustments that management believes are helpful in evaluating our operating performance.

Adjusted EBITDA by Segment means, with respect to each segment, operating income (loss) before (i) depreciation and amortization of capitalized software, (ii) amortization of intangible assets, (iii) impairment of goodwill, (iv) stock based compensation expense, (v) equity-based compensation of Karman Topco L.P., (vi) acquisition and divestiture related expenses, (vii) restructuring expenses, (viii) reorganization expenses, (ix) litigation expenses, (x) costs associated with (recovery from) with collection efforts involving Take 5 Media Group, (xi) EBITDA for economic interests in investments and (xii) other adjustments that management believes are helpful in evaluating our operating performance, in each case, attributable to such segment.

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

Adjusted Net Loss

A reconciliation of Adjusted Net Loss to Net loss is provided in the following table:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net loss	$(71,831)	$(56,130)
Add:
Financing costs for debt modification	21,530	10
Gain on divestiture from investments in European joint venture	(1,014)	—
Equity-based compensation of Karman Topco L.P. (a)	—	(1,524)
Divestiture related expenses (b)	237	423
Restructuring expenses (c)	2,246	931
Reorganization expenses (d)	5,461	12,240
Litigation expenses (e)	362	831
Amortization of intangible assets (f)	42,311	42,915
Gain on repurchases of senior secured notes and Term Loan Facility (g)	—	(1,624)
Tax adjustments related to non-GAAP adjustments (h)	(18,354)	(14,174)
Adjusted Net Loss	$(19,052)	$(16,102)

(a)	Represents expenses related to equity-based compensation expense associated with grants of Common Series D Units of Karman Topco L.P. made to one of the Company's private equity sponsors.
(b)	Represents fees and costs associated with activities related to our divestitures and related reorganization activities, including professional fees, due diligence, and integration activities.
(c)

Restructuring charges, including programs designed to integrate and reduce costs intended to further improve efficiencies in operational activities and align cost structures consistent with revenue levels associated with business changes.

(d)

Represents fees and costs associated with various internal reorganization and transformational activities, including professional fees, lease and other contract exit costs, severance, and nonrecurring compensation costs.

(e)	Represents legal settlements, reserves, and expenses that are unusual or infrequent costs associated with our operating activities.
(f)	Represents the amortization of intangible assets recorded in connection with acquisitions.
(g)	Represents a gain associated with the repurchases of senior secured notes and Term Loan Facility, net of deferred financing fees.
(h)

Represents the tax provision or benefit associated with the adjustments above, taking into account our applicable tax rates, after excluding adjustments related to items that do not have a related tax impact

Adjusted EBITDA

Reconciliations of Adjusted EBITDA to Net loss are provided in the following table:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net loss	$(71,831)	$(56,130)
Add:
Interest expense, net	34,798	34,360
Income tax expense	23,315	7,139
Depreciation and amortization	51,570	50,361
Gain on divestiture of Investments in European Joint Venture	(1,014)	—
Other expense, including debt fees	20,352	10
Stock-based compensation expense (a)	2,000	6,485
Equity-based compensation of Karman Topco L.P. (b)	—	(1,524)
Divestiture related expenses (c)	237	423
Restructuring expenses (d)	2,246	931
Reorganization expenses (e)	5,461	12,240
Litigation expenses (f)	362	831
EBITDA for economic interests in investments (g)	251	3,055
Adjusted EBITDA	$67,747	$58,181

Financial information by segment, including a reconciliation of Adjusted EBITDA by Segment to operating income (loss), the closest GAAP financial measure, is provided in the following table:

Branded Services segment	Three Months Ended March 31,
(in thousands)	2026	2025
Operating loss	$(16,061)	$(15,322)
Add:
Depreciation and amortization	31,322	31,462
Gain on divestiture of Investments in European Joint Venture	(1,014)	—
Stock-based compensation expense (a)	512	2,172
Equity-based compensation of Karman Topco L.P. (b)	—	(95)
Divestiture related expenses (c)	237	378
Restructuring expenses (d)	1,390	358
Reorganization expenses (e)	1,674	5,455
Litigation expenses (f)	99	482
EBITDA for economic interests in investments (g)	2,723	3,055
Branded Services segment Adjusted EBITDA	$20,882	$27,945

Experiential Services segment	Three Months Ended March 31,
(in thousands)	2026	2025
Operating income (loss)	$11,499	$(3,504)
Add:
Depreciation and amortization	11,299	10,537
Stock-based compensation expense (a)	595	1,792
Equity-based compensation of Karman Topco L.P. (b)	—	(729)
Divestiture related expenses (c)	—	7
Restructuring expenses (d)	467	186
Reorganization expenses (e)	2,055	3,581
Litigation expenses (f)	162	199
Experiential Services segment Adjusted EBITDA	$26,077	$12,069

Retailer Services segment	Three Months Ended March 31,
(in thousands)	2026	2025
Operating income	$8,724	$4,205
Add:
Depreciation and amortization	8,949	8,362
Stock-based compensation expense (a)	893	2,521
Equity-based compensation of Karman Topco L.P. (b)	—	(700)
Divestiture related expenses (c)	—	38
Restructuring expenses (d)	389	387
Reorganization expenses (e)	1,732	3,204
Litigation expenses (f)	101	150
Retailer Services segment Adjusted EBITDA	$20,788	$18,167

(a)

Represents non-cash compensation expense related to performance stock units, restricted stock units, and stock options under the 2020 Advantage Solutions Incentive Award Plan and the Advantage Solutions 2020 Employee Stock Purchase Plan.

(b)	Represents expenses related to equity-based compensation expense associated with grants of Common Series D Units of Karman Topco L.P. made to one of the Company's private equity sponsors.
(c)	Represents fees and costs associated with activities related to our divestitures and related reorganization activities, including professional fees, due diligence, and integration activities.
(d)

Represents costs associated with the Company’s Digital Operating Model Restructuring Initiative, primarily related to workforce transition activities, including employee rebadging, retention‑related compensation, and other qualifying exit or disposal costs.

(e)	Represents costs associated with the Company’s Transformation Strategy, including non‑routine, one‑time expenses incurred in connection with internal reorganization and transformation activities.
(f)	Represents legal settlements, reserves, and expenses that are unusual or infrequent costs associated with our operating activities.
(g)

Represents adjustments to reflect the Company’s proportional share of Adjusted EBITDA related to its equity method investments. For these investments, the adjustment reflects the Company’s proportional share of Adjusted EBITDA rather than reported earnings, consistent with how management evaluates operating performance.

Liquidity and Capital Resources

Operating cash flow, as supplemented by the divestiture of non-core businesses identified over our transformation period, provides the primary source of cash to fund operating needs and capital expenditures. Excess cash is used to fund debt repurchases and share repurchases.

Our working capital as of March 31, 2026, included $143.9 million of cash and cash equivalents and $572.6 million of accounts receivable, net of allowance for expected credit losses, both of which will be a significant source of ongoing liquidity. Additionally, as of March 31, 2026, we had the ability to borrow up to $385.8 million under our 2030 ABL after consideration of the borrowing base limitations and outstanding letters of credit.

We believe our cash on hand, cashflows from operations and current and possible future credit facilities will be sufficient to satisfy our working capital requirements, purchase commitments, interest payments, transformation initiatives, capital expenditures, and other financing requirements for the foreseeable future.

Cash Flows

A summary of our cash operating, investing and financing activities are shown in the following table:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$23,728	$(39,627)
Net cash provided by (used in) investing activities	27,518	(18,432)
Net cash used in financing activities	(146,656)	(22,139)
Net effect of foreign currency changes on cash, cash equivalents and restricted cash	(1,565)	(3,685)
Net change in cash, cash equivalents and restricted cash	$(96,975)	$(83,883)

Net Cash Provided by (Used in) Operating Activities

Cash provided by operating activities during the three months ended March 31, 2026 was $23.7 million compared to cash used in operating activities of $39.6 million during the three months ended March 31, 2025, representing an increase of $63.4 million. The increase primarily reflects favorable movements in working capital, including lower prepaid expenses and other current assets and a smaller decrease in accrued compensation and benefits. Operating cash flows for the three months ended March 31, 2026 also benefited from increased collections of accounts receivable on higher sales. These increases were partially offset by unfavorable changes in our working capital balances, including a larger increase in accounts payable, a decrease in deferred revenue and a decrease in other accrued expenses, which was primarily driven by a decrease in accrued interest payable due to the timing of interest payments at the end of the first quarter of 2026 compared with the fourth quarter of 2025.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2026 primarily consisted of $27.5 million in deferred proceeds from the sale of Jun Group completed in 2025 and $13.4 million cash received for the partial sale of an equity method investment joint venture. These cash inflows were partially offset by purchases of property and equipment of $11.4 million, primarily driven by investments in software, including our enterprise resource planning systems, and purchases of investments in unconsolidated affiliates of $2.0 million.

Net cash used in investing activities during the three months ended March 31, 2025 primarily consisted of the purchase of property and equipment of $15.1 million, primarily driven by investments in software, including our enterprise resource planning systems, which includes upgrading our information system platform, and the purchase of investments in unconsolidated affiliates of $3.3 million.

Net Cash Used in Financing Activities

Cash flows used in financing activities during the three months ended March 31, 2026 were primarily related to $124.9 million for repayment of the 6.5% Senior Secured Notes (as defined below) and First Term Loan Facility (as defined below) debt in connection with the Refinancing (as defined below), $13.7 million payment of deferred financing fees in connection with the Refinancing (as defined below), $6.5 million quarterly principal payment for the 2026 Term Loan Facility (as defined below), and $2.3 million for payments related to the share repurchase program.

Cash flows used in financing activities during the three months ended March 31, 2025 were primarily related to repurchases of Notes of $18.2 million, repayment of principal on our Term Loan Facility of $3.3 million, payments for taxes related to net share settlement of $0.7 million, payments for taxes related to share settlement under the 2020 Incentive Award Plan and payments related to the share repurchase program of $0.9 million.

Credit Facilities

During the first quarter of 2026, we completed a refinancing transaction (the “Refinancing”) designed to extend maturities and modify our capital structure, which is more fully described in Note 4—Debt to the condensed consolidated financial statements. As of March 31, 2026, we had $385.8 million of unused availability under the revolving credit facility after giving effect to borrowing base limitations and $62.0 million of outstanding letters of credit.

From time to time, we may repurchase portions of our outstanding indebtedness under the 2030 Term Loan Facility and 2030 Notes. Such repurchases, if any, will depend upon prevailing market conditions, our liquidity and capital position, contractual limitations and other factors. The amounts and timing of any such repurchases will be at our discretion and we are under no obligation to repurchase any specific amount of indebtedness.

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

During the three months ended March 31, 2026, we executed open market purchases of $2.3 million of our Class A common stock under the 2021 Share Repurchase Program. During the three months ended March 31, 2026, we retired 566,408 treasury shares that had been previously purchased under the 2021 Share Repurchase Program. As of March 31, 2026, there remained $43.8 million of share repurchase availability under the 2021 Share Repurchase Program.

Future Cash Requirement

Other than the extension of debt maturities resulting from the Refinancing and an increase in required quarterly principal payments under the 2030 Term Loan Facility to approximately $6.5 million from $3.3 million under the First Term Loan Facility, there were no material changes to our contractual future cash requirements from those disclosed in our 2025 Annual Report.

Cash and Cash Equivalents Held Outside the United States

As of March 31, 2026 and December 31, 2025, $2.2 million and $14.0 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries. As of March 31, 2026, and December 31, 2025, $68.1 million and $37.9 million, respectively, of our cash and cash equivalents were held by foreign branches.

We expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. Nonetheless, we assessed our determination as to our indefinite reinvestment intent for certain of our foreign subsidiaries and branches and recorded a deferred tax liability of approximately $1.7 million of withholding tax as of March 31, 2026 for unremitted earnings in

Canada. We continue to assert indefinite reinvestment on earnings of our foreign operations, other than Canada and the United Kingdom. No deferred tax liability is required for the United Kingdom unremitted earnings. However, we may change our assertion if we identify a higher return on this capital in the U.S. and we are able to repatriate the income in a tax-efficient means.

Off-Balance Sheet Arrangements

The Company does not have any off‑balance‑sheet financing arrangements or liabilities, including guarantee contracts, retained or contingent interests in transferred assets, or obligations arising from material variable interests in unconsolidated entities that would require disclosure under applicable accounting guidance. The Company does not have any majority‑owned subsidiaries that are not included in its condensed consolidated financial statements and does not have material interests in, or relationships with, special‑purpose entities.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are included in our 2025 Annual Report and did not materially change during the three months ended March 31, 2026.

Recently Issued Accounting Pronouncements

Accounting Standards Recently Issued but Not Yet Adopted by the Company

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted on a prospective or retrospective basis. The Company is currently evaluating the impact of ASU 2024-03 on the consolidated financial statements and related disclosures.

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

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated loss before taxes would have decreased by approximately $1.2 million for the three months ended March 31, 2026.

Interest Rate Risk

Interest rate exposure relates primarily to the effect of interest rate changes on borrowings outstanding under the 2030 Term Loan Facility, the 2030 ABL and 2030 Notes.

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

We have interest rate collar contracts with an aggregate notional value of principal of $700.0 million as of March 31, 2026, from various financial institutions to manage our exposure to interest rate movements on variable rate credit facilities. Interest rate collar contracts with notional value of principal of $300.0 million matured on April 5, 2026 with the remaining interest rate collar contracts maturing on April 5, 2027 and 2028. In July 2024, we entered into two interest rate collar contracts with a notional value of principal of $200.0 million each. The interest rate collar contracts are effective December 16, 2024 and will mature on April 5, 2027 and 2028. The aggregate fair value of our interest rate caps and collars represented an outstanding net liability of $0.2 million as of March 31, 2026.

In April 2026, we entered into one interest rate collar contract with a notional value of principal of $100.0 million. This interest rate collar will mature on April 8, 2029.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the 2030 Term Loan Facility and 2030 ABL would have resulted in an increase of $0.5 million in interest expense, net of gains from interest rate caps and collars, for the three months ended March 31, 2026.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, the Company continued enhancements related to the phased implementation of its global enterprise resource planning (“ERP”) system. These activities primarily related to ongoing configuration, integration, and preparatory work in advance of future phases of deployment. The initial deployment was completed in fiscal year 2025, and additional phases are expected to be implemented over time, including enhancements to support more complex transaction flows and reporting requirements, with a subsequent phase anticipated during fiscal year 2026.

The Company evaluated the impact of these activities as part of its ongoing assessment of internal control over financial reporting and will continue to monitor the design and operating effectiveness of relevant controls as additional phases of the ERP system are implemented. Except for the foregoing, there were no changes in the Company’s internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Employment-Related Matters

We have also been involved in various litigation, including purported class or representative actions with respect to matters arising under the U.S. Fair Labor Standards Act, California Labor Code and Private Attorneys General Act. Many involve allegations for allegedly failing to pay wages and/or overtime, failing to provide meal and rest breaks and failing to pay reporting time pay, failing to reimburse for certain expenses, waiting time penalties and other penalties.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A “Risk Factors” in the 2025 Annual Report, the current effects of which are discussed in more detail in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. These risks are not the only risks that may affect us. Additional risks that we are not aware of or do not believe are material at the time of this filing may also become important factors that adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our Class A common stock during the three months ended March 31, 2026:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plan (in thousands) (2)
January 1, 2026 to January 31, 2026	179	$20.41	—	$46,154
February 1, 2026 to February 28, 2026	2,414	$27.00	—	$46,154
March 1, 2026 to March 31, 2026	94,176	$24.48	94,176	$43,848
Total	96,769	$24.54	94,176

(1)
During the three months ended March 31, 2026, we executed open market purchases of 94,176, or $2.3 million, of our Class A common stock under the 2021 Share Repurchase Program. During the three months ended March 31, 2026, 2,593 shares were withheld for the payment of withholding taxes upon the distribution of restricted stock units.
(2)
On November 9, 2021, we announced that our board of directors authorized the 2021 Share Repurchase Program pursuant to which we may repurchase up to $100.0 million of our Class A common stock. The 2021 Share Repurchase Program does not have an expiration date but provides for suspension or discontinuation at any time. The 2021 Share Repurchase Program permits the repurchase of our Class A common stock on the open market and by other means, including plans complying with Rule 10b5-1 under the Exchange Act. The timing and amount of any share repurchase is subject to prevailing market conditions, relevant securities laws and other considerations, and we are under no obligation to repurchase any specific number of shares. As of March 31, 2026, there remained $43.8 million of share repurchase availability under the 2021 Share Repurchase Program.

During the three months ended March 31, 2026, we retired 566,408 treasury shares that had been previously purchased under the 2021 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. Exhibits

The following exhibits are filed with this Report:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated as of March 11, 2026, among Advantage Sales & Marketing Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent.	8-K	001-38990	4.1	March 11, 2026

4.2	Form of 9.000% Senior Secured Notes due 2030 (included in Exhibit 4.1).	8-K	001-38990	4.2	March 11, 2026

4.3	Second Supplemental Indenture, dated as of February 23, 2026, by and among Advantage Sales & Marketing Inc., the guarantors party thereto, and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to Advantage Solutions Inc.’s Current Report on Form 8-K filed with the SEC on February 24, 2026).	8-K	001- 38990	4.3	March 11, 2026

10.1	ABL Revolving Credit Agreement, dated as of March 11, 2026, by and among Advantage Sales & Marketing Inc., the guarantors party thereto, the lenders and issuing banks from time to time party thereto, as amended.*	8-K	001- 38990	10.1	March 11, 2026

10.2	Super Priority Credit Agreement, dated as of March 11, 2026, by and among Advantage Sales & Marketing Inc., Karman Intermediate Corp., the other guarantors party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto.*	8-K	001- 38990	10.2	March 11, 2026

31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Filed herewith.

* Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and other attachments have been omitted from this filing and will be furnished to the Securities and Exchange Commission supplementally upon request.

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

ADVANTAGE SOLUTIONS INC.

By:	/s/ David Peacock
David Peacock
Chief Executive Officer (Principal Executive Officer)
Date:	May 6, 2026

By:	/s/ Christopher Growe
Christopher Growe
Chief Financial Officer (Principal Financial Officer)
Date:	May 6, 2026