Form 10-Q
period 2026-06-30
Advantage Solutions Inc.
filed 2026-08-05
CIK 1776661

res

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 12,822,230 shares of Class A common stock outstanding.

Advantage Solutions Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$102,306	$240,850
Restricted cash	12,159	12,137
Accounts receivable, net of allowance for expected credit losses of $19,126 and $16,771, respectively	634,900	594,999
Prepaid expenses and other current assets	80,977	124,629
Total current assets	830,342	972,615
Property, equipment, and capitalized software, net	121,578	115,858
Goodwill	438,900	438,900
Other intangible assets, net	909,299	993,927
Investments in unconsolidated affiliates	202,846	234,138
Other assets	36,747	37,977
Total assets	$2,539,712	$2,793,415
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt, net	$25,274	$13,250
Accounts payable	176,148	162,376
Accrued compensation and benefits	118,152	121,105
Other accrued expenses	118,265	105,449
Deferred revenues	25,043	30,454
Total current liabilities	462,882	432,634
Long-term debt, net of current portion	1,515,972	1,660,611
Deferred income tax liabilities	107,763	90,023
Other long-term liabilities	51,276	56,189
Total liabilities	2,137,893	2,239,457

Commitments and contingencies (Note 10)

Equity attributable to stockholders of Advantage Solutions Inc.
Common stock, $0.0001 par value, 197,400,000 shares authorized; 12,824,638 and 13,058,852 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid in capital	3,439,506	3,489,020
Accumulated deficit	(3,003,885)	(2,869,347)
Loans to Karman Topco L.P.	(7,996)	(7,673)
Accumulated other comprehensive loss	(10,073)	(4,158)
Treasury stock, at cost; 511,636 and 515,781 shares as of June 30, 2026 and December 31, 2025, respectively	(15,734)	(53,885)
Total stockholders' equity	401,819	553,958
Total liabilities and stockholders' equity	$2,539,712	$2,793,415

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Revenues	$889,450	$873,707	$1,759,051	$1,695,499
Cost of revenues (exclusive of depreciation and amortization shown separately below)	783,831	746,932	1,545,405	1,469,686
Selling, general, and administrative expenses	50,924	68,657	104,233	133,522
Depreciation and amortization	51,271	50,698	102,842	101,059
Loss on divestiture, net	1,732	—	718	—
Income from investments in European joint venture	—	(2,591)	—	(4,158)
Total operating expenses	887,758	863,696	1,753,198	1,700,109
Operating income (loss)	1,692	10,011	5,853	(4,610)
Other expenses (income):
Interest expense, net	39,963	35,814	74,761	70,174
Income from unconsolidated investments	(2,389)	—	(4,861)	—
Other expense, including debt fees	5,000	16	25,352	26
Total other expenses, net	42,574	35,830	95,252	70,200
Loss before income tax expense	(40,882)	(25,819)	(89,399)	(74,810)
Income tax expense	21,825	4,621	45,139	11,760
Net loss	$(62,707)	$(30,440)	$(134,538)	$(86,570)
Basic loss per common share	$(4.85)	$(2.35)	$(10.35)	$(6.70)
Diluted loss per common share	$(4.85)	$(2.35)	$(10.35)	$(6.70)
Weighted-average number of common shares:
Basic	12,916,928	12,972,587	12,996,965	12,920,253
Diluted	12,916,928	12,972,587	12,996,965	12,920,253

Comprehensive (Loss) Income:
Net loss	$(62,707)	$(30,440)	$(134,538)	$(86,570)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,612)	13,365	(5,915)	14,167
Total comprehensive loss	$(64,319)	$(17,075)	$(140,453)	$(72,403)

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

					Additional Paid in			Accumulated
	Common Stock		Treasury Stock			Accumulated	Loans to Karman	Other Comprehensive	Total Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco L.P.	Loss	Equity
Balance at April 1, 2026	13,080,791	$1	43,548	$(1,066)	$3,436,566	$(2,941,178)	$(7,834)	$(8,461)	$478,028
Comprehensive loss
Net loss	—	—	—	—	—	(62,707)	—	—	(62,707)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(1,612)	(1,612)
Total comprehensive loss	—	—	—	—	—	—	—	—	(64,319)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(162)	—	(162)
Purchase of treasury stock	(468,088)	—	468,088	(14,668)	—	—	—	—	(14,668)
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(4,237)	—	—	—	(4,237)
Shares issued under 2020 Incentive Award Plan	211,935	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,177	—	—	—	7,177
Balance at June 30, 2026	12,824,638	$1	511,636	$(15,734)	$3,439,506	$(3,003,885)	$(7,996)	$(10,073)	$401,819

					Additional Paid in		Loans to Karman	Accumulated
	Common Stock		Treasury Stock			Accumulated		Other Comprehensive	Total Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco L.P.	Loss	Equity
Balance at April 1, 2025	12,930,611	$1	515,781	$(53,885)	$3,469,450	$(2,697,742)	$(7,190)	$(15,059)	$695,575
Comprehensive (loss) income
Net loss	—	—	—	—	—	(30,440)	—	—	(30,440)
Foreign currency translation adjustments	—	—	—	—	—	—	—	13,365	13,365
Total comprehensive loss	—	—	—	—	—	—	—	—	(17,075)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(161)	—	(161)
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(1,228)	—	—	—	(1,228)
Shares issued under 2020 Incentive Award Plan	75,981	—	—	—	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	6,462	—	—	—	6,462
Balance at June 30, 2025	13,006,592	$1	515,781	$(53,885)	$3,474,685	$(2,728,182)	$(7,351)	$(1,694)	$683,574

					Additional Paid in		Loans to Karman	Accumulated
	Common Stock		Treasury Stock			Accumulated		Other Comprehensive	Total Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco L.P.	Loss	Equity
Balance at January 1, 2026	13,058,852	$1	515,781	$(53,885)	$3,489,020	$(2,869,347)	$(7,673)	$(4,158)	$553,958
Comprehensive loss
Net loss	—	—	—	—	—	(134,538)	—	—	(134,538)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(5,915)	(5,915)
Total comprehensive loss	—	—	—	—	—	—	—	—	(140,453)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(323)	—	(323)
Retirement of treasury shares	—	—	(566,408)	55,125	(55,125)	—	—	—	—
Purchase of treasury stock	(562,263)	—	562,263	(16,974)	—	—	—	—	(16,974)
Shares issued under 2020 Employee Stock Purchase Plan	96,519	—	—	—	744	—	—	—	744
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(4,310)	—	—	—	(4,310)
Shares issued under 2020 Incentive Award Plan	231,530	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	9,177	—	—	—	9,177
Balance at June 30, 2026	12,824,638	$1	511,636	$(15,734)	$3,439,506	$(3,003,885)	$(7,996)	$(10,073)	$401,819

					Additional Paid in		Loans to Karman	Accumulated
	Common Stock		Treasury Stock			Accumulated		Other Comprehensive	Total Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco L.P.	Loss	Equity
Balance at January 1, 2025	12,830,924	$1	496,003	$(53,016)	$3,466,252	$(2,641,612)	$(7,029)	$(15,861)	$748,735
Comprehensive (loss) income
Net loss	—	—	—	—	—	(86,570)	—	—	(86,570)
Foreign currency translation adjustments	—	—	—	—	—	—	—	14,167	14,167
Total comprehensive loss	—	—	—	—	—	—	—	—	(72,403)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(322)	—	(322)
Purchase of treasury stock	(19,778)	—	19,778	(869)	—	—	—	—	(869)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(1,524)	—	—	—	(1,524)
Shares issued under 2020 Employee Stock Purchase Plan	15,120	—	—	—	993	—	—	—	993
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(3,624)	—	—	—	(3,624)
Shares issued under 2020 Incentive Award Plan	180,326	—	—	—	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	12,587	—	—	—	12,587
Balance at June 30, 2025	13,006,592	$1	515,781	$(53,885)	$3,474,685	$(2,728,182)	$(7,351)	$(1,694)	$683,574

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(134,538)	$(86,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Non-cash adjustments on derivatives and non-cash interest income	(1,242)	(3,298)
Amortization of deferred financing fees	3,425	3,502
Deferred financing costs recognized at debt modification	1,178	—
Depreciation and amortization	102,842	101,059
Deferred income taxes	17,749	(1,439)
Equity-based compensation of Karman Topco L.P.	—	(1,524)
Stock-based compensation	9,177	13,069
Gain on repurchases of Senior Secured Notes and Term Loan Facility debt	—	(1,624)
Loss on divestiture, net	718	—
Income from unconsolidated investments	(4,861)	(4,158)
Distribution received from equity method investments	2,883	—
Impairment and restructuring costs	12,056	931
Other	—	27
Changes in operating assets and liabilities:
Accounts receivable, net	(43,339)	(66,433)
Prepaid expenses and other assets	43,104	(17,207)
Accounts payable	14,304	19,185
Accrued compensation and benefits	(5,862)	(3,479)
Deferred revenues	(5,322)	7,420
Other accrued expenses and other liabilities	4,940	(7,189)
Net cash provided by (used in) operating activities	17,212	(47,728)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments in unconsolidated affiliates	(2,075)	(3,458)
Purchase of property and equipment and development of capitalized software	(20,839)	(17,219)
Proceeds from divestitures	40,919	—
Net cash provided by (used in) investing activities	18,005	(20,677)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	40,000	80,000
Payments on lines of credit	(40,000)	(80,000)
Payment of deferred financing fees for line of credit modification	(13,702)	—
Principal payments on long-term debt	(137,785)	(6,625)
Repurchases of Senior Secured Notes and Term Loan Facility	—	(18,243)
Proceeds from 2020 Employee Stock Purchase Plan	744	993
Payments for taxes related to net share settlement of equity awards	(4,310)	(3,624)
Purchase of treasury stock	(16,974)	(869)
Net cash used in financing activities	(172,027)	(28,368)
Net effect of foreign currency changes on cash, cash equivalents and restricted cash	(1,712)	(3,775)
Net change in cash, cash equivalents and restricted cash	(138,522)	(100,548)
Cash, cash equivalents and restricted cash, beginning of period	252,987	220,751
Cash, cash equivalents and restricted cash, end of period	$114,465	$120,203
SUPPLEMENTAL CASH FLOW INFORMATION
Purchases of property and equipment and development of capitalized software recorded in accounts payable and accrued expenses	$5,845	$4,841

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Significant Accounting Policies

Advantage Solutions Inc. (the “Company”) is a provider of outsourced solutions to consumer packaged goods (“CPG”) brands and retailers. The Company’s Class A common stock is listed on the Nasdaq Global Select Market under the symbol “ADV.”

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The unaudited condensed consolidated financial statements do not include all of the information required by accounting principles generally accepted in the United States (“GAAP”) for annual financial statements. The condensed consolidated balance sheet at December 31, 2025 was derived from the audited Consolidated Balance Sheet at that date and does not include all the disclosures required by GAAP. In the opinion of management, all adjustments which are of a normal recurring nature and necessary for a fair statement of the results as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been reflected in the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025 and the related footnotes thereto. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

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

Retirement of Treasury Shares

During the six months ended June 30, 2026, the Company retired 566,408 treasury shares that had been previously purchased under the share repurchase program that the Company first announced in 2021. The Company did not retire any shares during the three months ended June 30, 2026.

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

Revenues related to the Branded Services segment are primarily recognized in the form of commissions, fee-for-service and cost-plus fees for providing headquarter relationship management, execution of merchandising strategies and omni-commerce marketing services. Revenues within the Branded Services segment are further disaggregated between brokerage services, branded merchandising services and omni-commerce marketing services. Brokerage services revenues are primarily outsourced sales and services for CPG brands at retailer headquarters, in-store and online. Branded merchandising services relate to merchandising in-store and online for CPG brands. Omni-commerce marketing services primarily relate to digital and field marketing services.

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

Disaggregated revenues were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Branded Services
Brokerage services	$112,089	$89,561	$226,407	$179,593
Branded merchandising services	84,609	116,705	168,707	231,450
Omni-commerce marketing services	39,281	88,955	97,857	174,019
Total Branded Services revenues	$235,979	$295,221	$492,971	$585,062
Experiential Services
Experiential services	$416,311	$347,706	$801,791	$661,726
Total Experiential Services revenues	$416,311	$347,706	$801,791	$661,726
Retailer Services
Retail merchandising services	$193,937	$182,284	$371,475	$353,354
Advisory services	30,313	30,675	65,722	64,270
Agency services	12,910	17,821	27,092	31,087
Total Retailer Services revenues	$237,160	$230,780	$464,289	$448,711
Total revenues	$889,450	$873,707	$1,759,051	$1,695,499

Deferred revenues represent cash payments that are received in advance of the Company’s satisfaction of the applicable obligation and are included in Deferred revenues in the condensed consolidated balance sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the three and six months ended June 30, 2026 that were included in Deferred revenues as of December 31, 2025 was $3.6 million and $18.4 million, respectively. Revenues recognized during the three and six months ended June 30, 2025 included in Deferred revenues as of December 31, 2024 was $5.1 million and $15.8 million, respectively.

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

2. Divestiture

Investments in European Joint Venture

During the first quarter of 2026, the Company executed a series of agreements related to its investments in a European joint venture, which was accounted for under the equity method and in which the Company held an ownership interest as of December 31, 2025. Under the terms of these agreements, the Company sold its interest in a portion of the European joint venture business for total consideration of £20.0 million (approximately $28.0 million), comprised of £10.0 million ($13.4 million) received in cash at closing and £10.0 million of deferred consideration to be paid 12 months after completion of the sale. The deferred consideration is reflected in Prepaid expenses and other current assets in the condensed consolidated balance sheet as of June 30, 2026. The Company retained a minority interest of 49.6% in the remaining portion of its ownership interest in the European joint venture.

For the three and six months ended June 30, 2025, the Company presented its proportionate share of earnings from the European joint venture within operating income, as reflected in Income from investment in European joint venture, because the results of that investment were considered integral to the Company’s operations at that time. Following completion of the restructuring of the investments in the European joint venture in 2026, the Company reassessed the nature of its retained equity‑method investment and concluded that the results of the remaining European joint venture investment are no longer integral to the Company’s core operating activities. Accordingly, for the three and six months ended June 30, 2026, the Company presents its proportionate share of Income from unconsolidated investments within Income from unconsolidated investments in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

2024 Divestitures

During the first quarter of 2026, the Company received the remaining installment of approximately $27.5 million related to the July 31, 2024 sale of the Jun Group business.

3. Goodwill and Intangible Assets

The carrying amount of goodwill as of June 30, 2026 and December 31, 2025 was $438.9 million. Accumulated impairment losses related to goodwill were $2.3 billion as of June 30, 2026 and December 31, 2025.

Amortization of intangible assets was $42.3 million and $42.9 million for the three months ended June 30, 2026 and 2025, respectively. Amortization of intangible assets was $84.6 million and $85.8 million for the six months ended June 30, 2026 and 2025, respectively.

The following tables set forth information for the Company's intangible assets:

		June 30, 2026
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,256,207	$1,802,265	$—	$453,942
Trade names	10 years	88,600	75,643	—	12,957
Total finite-lived intangible assets		2,344,807	1,877,908	—	466,899
Indefinite-lived intangible assets:
Trade name		1,480,000	—	1,037,600	442,400
Total other intangible assets		$3,824,807	$1,877,908	$1,037,600	$909,299

		December 31, 2025
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,256,367	$1,722,227	$—	$534,140
Trade names	10 years	88,600	71,213	—	17,387
Total finite-lived intangible assets		2,344,967	1,793,440	—	551,527
Indefinite-lived intangible assets:
Trade name		1,480,000	—	1,037,600	442,400
Total other intangible assets		$3,824,967	$1,793,440	$1,037,600	$993,927

As of June 30, 2026, estimated future amortization expense of the Company’s finite-lived intangible assets are as follows:

(in thousands)
Remainder of 2026	$84,545
2027	167,510
2028	133,079
2029	76,646
2030	3,443
Thereafter	1,676
Total amortization expense	$466,899

4. Debt

Long-term debt consisted of the following:

(in thousands)	June 30,	December 31,
	2026	2025
Term Loan Facility	$1,021,650	$1,092,745
9.0% Senior Secured Notes due 2030	561,444	—
6.5% Senior Secured Notes due 2028	2,007	595,087
Total long-term debt	1,585,101	1,687,832
Less: current portion	25,274	13,250
Less: unamortized debt discount	34,030	—
Less: debt issuance costs	9,825	13,971
Long-term debt, net	$1,515,972	$1,660,611

Refinancing

On March 11, 2026, Advantage Sales & Marketing Inc., an indirect wholly owned subsidiary of the Company (the “Borrower”), completed a refinancing transaction designed to extend maturities, enhance liquidity, and simplify its capital structure. The transaction was executed through a series of interrelated financing actions, including (i) an exchange offer and consent solicitation with respect to the Borrower’s outstanding senior secured notes, (ii) a refinancing and amendment of the Borrower’s term loan facility, and (iii) amendments to the Borrower’s asset‑based revolving credit facility.

As part of the refinancing, holders of approximately 99% of the Borrower's outstanding 6.50% senior secured notes due 2028 (the “2028 Notes”) with outstanding principal balance of $561.4 million accepted the offer to exchange their 2028 Notes for new 9.0% senior secured notes due 2030 (the “2030 Notes”) and $43.9 million in cash consideration, along with a related consent solicitation to amend the indenture governing the 2028 Notes, was completed. In connection with the exchange and consent solicitation, substantially all of the covenants, events of default, guarantees, and the collateral securing the 2028 Notes were eliminated or released, and 99% of the 2028 Notes were effectively replaced by the 2030 Notes with extended maturities and revised terms, which are further described below.

Concurrently with the notes exchange, the Borrower refinanced its existing term loan facility by (i) entering into a new senior secured first lien term loan facility at an extended maturity (the “2030 Term Loan Facility”) in an aggregate principal amount of $1.035 billion and (ii) making a cash prepayment of $80.9 million on the prior term loan balance, and amended its existing senior secured asset-based revolving credit facility (the “2030 ABL”).

The 2030 Notes

The 2030 Notes bear interest at 9.0% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing on May 15, 2026, and mature on November 15, 2030, and include a payment-in-kind fee that was recorded as a debt discount. The debt discount is being amortized to interest expense over the term of the debt using the effective interest method.

The Borrower’s obligations under the 2030 Notes are guaranteed by Karman Intermediate Corp. and each of the Borrower’s direct and indirect wholly owned material U.S. subsidiaries and Canadian subsidiaries (the “Guarantors”), and are secured by a lien on substantially all of the Borrower’s and Guarantors’ assets (subject to certain permitted exceptions). The 2030 Notes have a first‑priority lien on the fixed asset collateral (equal in priority with the liens securing the 2030 Term Loan Facility) and a second‑priority lien on the current asset collateral (equal in priority with the liens securing the 2030 Term Loan Facility and second in priority to the liens securing the 2030 ABL), in each case, subject to other permitted liens.

The 2030 Notes may be redeemed, in whole at any time or in part from time to time, at 100% of the principal amount thereof, plus accrued and unpaid interest. Holders of the 2030 Notes have the right to require the Borrower to repurchase their notes upon the occurrence of certain changes of control, subject to specified exceptions, at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest. If the Borrower or any of its restricted subsidiaries sells assets, under certain circumstances the Borrower must offer to use the net proceeds to purchase the 2030 Notes at 100% of the principal amount thereof, plus accrued and unpaid interest. If the Borrower generates excess cash flow, the Borrower must use 75% of such excess cash flow, subject to reduction as set forth in the applicable indenture, to make an offer to repurchase the 2030 Notes together with other applicable parity lien indebtedness at 100% of the principal amount thereof, plus accrued and unpaid interest.

The 2030 Term Loan Facility

Borrowings under the Borrower’s 2030 Term Loan Facility amortize in equal quarterly installments in an amount equal to 2.50% per annum of the principal amount. Borrowings will bear interest at a floating rate, which can be either adjusted CME Group Benchmark Administration Limited Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or, at the Borrower’s option, a base rate plus an applicable margin. The applicable margins for the 2030 Term Loan Facility is 6.00%, with respect to SOFR borrowings, and is 5.00% with respect to base rate borrowings. The Borrower may voluntarily prepay loans or reduce commitments under this facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. The Borrower will be required to prepay its 2030 Term Loan Facility with 100% of the net cash proceeds of certain asset sales subject to certain reinvestment rights, 100% of the net cash proceeds of certain debt issuances and 75% of excess cash flow (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios).

The Borrower’s obligations under the 2030 Term Loan Facility are guaranteed by the Guarantors, and are secured by a lien on substantially all of the Borrower’s and the Guarantors’ assets (subject to certain permitted exceptions). The 2030 Term Loan Facility has a first‑priority lien on the fixed asset collateral (equal in priority with the liens securing the 2030 Notes) and a second‑priority lien on the current asset collateral (second in priority to the liens securing the 2030 ABL), in each case, subject to other permitted liens. The 2030 Term Loan Facility matures in April 2030, subject to potential extensions in accordance with its terms. The 2030 Term Loan Facility includes a payment-in-kind fee that was recorded as debt discount and is being amortized to interest expense over the term of the 2030 Term Loan Facility using the effective interest method.

The 2030 Asset-based Revolving Credit Facility

The Borrower’s 2030 ABL provides for revolving loans and letters of credit in the aggregate amount of up to $500.0 million, subject to borrowing base capacity. Letters of credit are limited to the lesser of (i) $150.0 million and (ii) the aggregate unused amount of commitments then in effect under the revolving credit facility. Loans under the revolving credit facility may be denominated in either U.S. dollars or Canadian dollars. The 2030 ABL matures on January 30, 2030, subject to a customary springing maturity tied to the maturity of the 2030 Term Loan Facility and the 2030 Notes.

Borrowings under the 2030 ABL bear interest at variable rates based on SOFR or a base rate, plus applicable margins, at the Borrower’s option. The applicable margins for the 2030 ABL are 1.75%, 2.00% or 2.25%, with respect to SOFR borrowings and 0.75%, 1.00% or 1.25%, with respect to base rate borrowings, in each case depending on average excess availability under the revolving credit facility.

The Borrower’s obligations under the 2030 ABL are guaranteed by the Guarantors and are secured by liens on substantially all assets of the Borrower and of the Guarantors, subject to certain permitted exceptions. These obligations have a first‑priority lien on current asset collateral and a second‑priority lien on fixed asset collateral, which is junior to the liens securing the 2030 Notes and the 2030 Term Loan Facility discussed below, in each case subject to permitted liens.

As of June 30, 2026, the Borrower had the ability to borrow up to $399.5 million under the 2030 ABL after giving effect to borrowing base limitations and outstanding letters of credit. As of December 31, 2025, the Borrower had the ability to borrow up to $438.0 million under the previous revolving credit facility after giving effect to borrowing base limitations and outstanding letters of credit.

Debt Covenants

The 2030 Notes, the 2030 ABL and the 2030 Term Loan Facility each contain customary affirmative and negative covenants applicable to the Borrower and the Guarantors, and the Borrower’s subsidiaries. Collectively, these covenants restrict the ability of such parties to, among other things: (i) incur or guarantee additional indebtedness; (ii) pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock, or make other restricted payments; (iii) prepay, redeem, repurchase or modify the terms of certain junior or other indebtedness; (iv) issue certain preferred stock or similar equity securities; (v) make loans, advances, acquisitions or other investments; (vi) sell or otherwise dispose of or transfer assets; (vii) incur liens or other security interests on assets; (viii) enter into transactions with affiliates; (ix) enter into agreements restricting the ability of subsidiaries to pay dividends; (x) change the Borrower’s line of business; and (xi) merge or consolidate with, or sell all or substantially all of their assets to, another entity.

Substantially all of the foregoing covenants under the 2030 Notes will be suspended, and the guarantees provided by the Guarantors released, if the Borrower maintains certain investment grade ratings for the 2030 Notes, subject to customary exceptions.

The 2030 ABL additionally requires the Borrower to maintain a fixed charge coverage ratio (as defined in the related credit agreement) of not less than 1.00 to 1.00 as of the end of each fiscal quarter during any period in which excess availability is less than the greater of (a) $25 million and (b) 10% of the lesser of the borrowing base and the maximum borrowing capacity. The fixed charge coverage ratio will continue to be tested at the end of each fiscal quarter until excess availability exceeds the foregoing threshold.

The agreements governing the 2030 Notes, the 2030 Term Loan Facility and the 2030 ABL contain additional affirmative and negative covenants, including related definitions, thresholds, limitations and exceptions, that vary between the facilities. The 2028 Notes, 2030 Notes, and the 2030 Term Loan Facility rank pari passu in right of payment, subject to the applicable intercreditor arrangements and collateral priorities. As of June 30, 2026, the Borrower was in compliance with all applicable covenants.

The Borrower determined that all components of the Refinancing were considered to be modifications. Fees paid to creditors in connection with the Refinancing, including payment-in-kind fees associated with the 2030 Notes and the 2030 Term Loan Facility, were recorded as adjustments to the carrying amounts of the related debt instruments and are being amortized as interest expense over the remaining terms of the modified arrangements. Third-party fees of $20.4 million associated with the 2030 Notes and the 2030 Term Loan Facility were expensed as incurred and recognized in Other expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss. Deferred financing costs of $13.7 million associated with the revolving credit facility were capitalized and are included in Prepaid expenses and other current assets and Other assets in the condensed consolidated balance sheets and are being amortized over the term of the revolving credit facility. The Borrower recognized $1.2 million of expense in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Loss, related to the write-off of unamortized debt issuance costs associated with the portion of debt principal repaid in connection with the Refinancing. The remaining unamortized fees and discount associated with the modified debt instruments, including amounts associated with the Borrower’s prior debt arrangements that continue to be attributed to the modified instruments, are being amortized as interest expense over the remaining terms of the modified arrangements

Debt Maturities

Future minimum principal payments on long-term debt as of June 30, 2026 are as follows:

(in thousands)
Remainder of 2026	$12,932
2027	25,865
2028	27,872
2029	25,865
2030 and thereafter	1,492,567
Total future minimum principal payments	$1,585,101

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

	June 30, 2026
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$443	$—	$443	$—
Total assets measured at fair value	$443	$—	$443	$—

	December 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Liabilities measured at fair value
Derivative financial instruments	$476	$—	$476	$—
Total liabilities measured at fair value	$476	$—	$476	$—

Interest Rate Collar Agreements

The Company has interest rate collar contracts with an aggregate notional value of principal of $500.0 million as of June 30, 2026, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. Two interest rate collar contracts, each with a notional value of $200 million, mature on April 5, 2027 and 2028 providing a 2.54% and 2.49% floor, respectively, and both providing a 5.00% cap based on one-month term SOFR. In the second quarter of 2026, the Company entered into an additional interest rate collar with a $100.0 million notional amount that matures on April 8, 2029, providing a 4.50% cap and a 2.89% floor based on one‑month term SOFR. No premium was paid at inception. All interest rate collars were entered into to mitigate exposure to changes in interest rates on floating‑rate debt.

As of June 30, 2026, the fair value of the Company’s outstanding interest rate collars of $0.4 million was included in “Other assets” in the condensed consolidated balance sheets. As of December 31, 2025 the fair value of the Company’s outstanding interest rate collars of $0.5 million was included in “Other long-term liabilities” in the condensed consolidated balance sheets. Changes in fair value of the Company's outstanding interest rate collars are recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

These interest rate collars have not been designated as hedging instruments for accounting purposes; accordingly, changes in fair value are recognized immediately in earnings. During the three months ended June 30, 2026 and 2025, the Company recorded a gain of $0.6 million and a loss of $0.4 million, respectively, within “Interest expense, net,” related to changes in the fair value of its derivative instruments. During the six months ended June 30, 2026 and 2025, the Company recorded a gain of $0.9 million and a loss of $2.0 million, respectively, within “Interest expense, net,” related to changes in the fair value of its derivative instruments.

Long-term Debt

The following tables set forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at June 30, 2026
Term Loan Facility	$1,021,650	$952,643
6.5% Senior Secured Notes	2,007	1,925
9.0% Senior Secured Notes due 2030	561,444	506,995
Total long-term debt	$1,585,101	$1,461,563

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2025
Term Loan Facility	$1,092,745	$928,880
6.5% Senior Secured Notes	595,087	483,776
Total long-term debt	$1,687,832	$1,412,656

6. Related Party Transactions

Unconsolidated Affiliates

During the three months ended June 30, 2026 and 2025, the Company recognized an immaterial amount of revenues from its investment in unconsolidated affiliates. During the six months ended June 30, 2026 and 2025, the Company recognized revenues of $2.2 million and $2.6 million, respectively, from its investment in unconsolidated affiliates.

Accounts receivable from transactions with unconsolidated affiliates were an immaterial amount as of June 30, 2026 and December 31, 2025.

Share Repurchases

During the three months ended June 30, 2026, the Company repurchased approximately 47,000 shares of its common stock at a price of $37.73 per share, or $1.8 million in the aggregate, from entities affiliated with three members of the Company's Board of Directors. No amounts were due to or from these related parties as of June 30, 2026.

Other related party transactions

An officer of the Company served as a member of the board of directors of a client of the Company through the second quarter of 2025. The Company recognized $1.2 million and $2.5 million of revenues from such client during the three months and six months ended June 30, 2025, respectively.

7. Income Taxes

The Company had an effective tax rate of (53.4)% and (50.5)% for the three and six months ended June 30, 2026, compared to an effective tax rate of (17.9)% and (15.7)%, respectively, for the corresponding period in 2025.

The effective tax rate for the three and six months ended June 30, 2026 differed from the statutory rate primarily due to an increase in the valuation allowance recorded against the deferred tax asset related to interest expense limitation carryforward.

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

The tables below summarize revenues, significant expenses and operating income (loss) by reportable segment:

	Three Months Ended June 30, 2026
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$235,979	$416,311	$237,160	$889,450
Less:
Compensation and benefits	142,464	197,759	161,957	502,180
Reimbursable expenses[1]	11,569	120,478	—	132,047
Other segment items[2]	73,199	68,038	59,291	200,528
Depreciation and amortization	31,073	11,324	8,874	51,271
Loss on divestiture	1,732	—	—	1,732
Total segment operating expenses	260,037	397,599	230,122	887,758

Total segment operating (loss) income	$(24,058)	$18,712	$7,038	$1,692

	Three Months Ended June 30, 2025
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$295,221	$347,706	$230,780	$873,707
Less:
Compensation and benefits	165,714	169,687	154,572	489,973
Reimbursable expenses[1]	38,544	98,983	—	137,527
Other segment items[2]	72,533	57,493	58,063	188,089
Depreciation and amortization	31,561	10,684	8,453	50,698
Income from investment in European joint venture	(2,591)	—	—	(2,591)
Total segment operating expenses	305,761	336,847	221,088	863,696

Total segment operating (loss) income	$(10,540)	$10,859	$9,692	$10,011

	Six Months Ended June 30, 2026
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$492,971	$801,791	$464,289	$1,759,051
Less:
Compensation and benefits	288,378	384,992	314,858	988,228
Reimbursable expenses[1]	42,395	235,826	—	278,221
Other segment items[2]	139,205	128,138	115,846	383,189
Depreciation and amortization	62,396	22,623	17,823	102,842
Loss on divestiture	718	—	—	718
Total segment operating expenses	533,092	771,579	448,527	1,753,198

Total segment operating (loss) income	$(40,121)	$30,212	$15,762	$5,853

	Six Months Ended June 30, 2025
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$585,062	$661,726	$448,711	$1,695,499
Less:
Compensation and benefits	326,559	325,510	299,320	951,389
Reimbursable expenses[1]	71,505	192,234	—	263,739
Other segment items[2]	153,995	115,406	118,679	388,080
Depreciation and amortization	63,023	21,221	16,815	101,059
Income from investment in European joint venture	(4,158)	—	—	(4,158)
Total segment operating expenses	610,924	654,371	434,814	1,700,109

Total segment operating (loss) income	$(25,862)	$7,355	$13,897	$(4,610)

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

9. Restructuring

In the first quarter of 2026, the Company initiated restructuring activities to align operating costs with revenue, reduce corporate costs, and transition certain back-office functions to a third-party operating model. Expenses incurred by segment for the three and six months ended June 30, 2026, consisting primarily of employee termination costs, contract termination fees, and workforce transition costs, including employee rebadging to a third-party service provider, are summarized below.

(in thousands)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Branded Services	$4,085	$5,475
Experiential Services	8	475
Retailer Services	5	394
Total restructuring expenses	$4,098	$6,344

For the three and six months ended June 30, 2026, $3.0 million of these restructuring charges were recorded within cost of revenues with the remainder recorded within selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Loss. As of June 30, 2026, an accrued restructuring liability of $5.7 million was outstanding.

The Company estimates that it will incur additional costs of approximately $1.0 million to $3.0 million related to this initiative in multiple phases prior to completion in 2027. These costs are expected to primarily relate to workforce transition activities, including technology and professional services.

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

11. Stock-Based Compensation

The Company has granted under the Company 2020 Incentive Award Plan, as amended (the “Plan”), nonqualified stock options, restricted stock units (“RSUs”), and performance restricted stock units (“PSUs”). Stock-based compensation expense is recognized based on the fair value at the grant date over the requisite service period. The Company recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Restricted stock-based unit awards	$6,419	$4,552	$7,554	$8,198
Other share-based awards	758	2,032	1,623	4,871
Total stock-based compensation before tax	7,177	6,584	9,177	13,069
Tax benefit	(1,430)	(1,134)	(1,726)	(2,144)
Total stock-based compensation expense included in net loss	$5,747	$5,450	$7,451	$10,925

Performance Restricted Stock Units

PSUs granted in fiscal years 2026, 2025 and 2024 cliff-vest after three years at a rate ranging from 0% to 200% of target subject to achievement of certain financial performance criteria over three years based on measurements of the Company’s Adjusted EBITDA margin and cash earnings, both terms as defined in the award agreement, and the recipient's continued service to the Company. Financial performance is measured at the conclusion of each fiscal year of the vesting period by the Human Capital Committee (“HCC”). The number of PSUs that ultimately vest is further modified based on the Company’s total shareholder return (“TSR”) relative to a defined peer group over the same performance period (which adjustment imposes a floor or a cap on the total number of PSUs that are eligible to vest based on the Company’s relative total shareholder return ranking). Following completion of the performance period and determination of achievement levels, the HCC approves the final number of PSUs vested and settled in shares of the Company’s Class A common stock. During the first quarter of 2026, the HCC determined the achievement percentage for the fiscal year 2025 performance period to be zero for PSUs granted in fiscal year 2025 and 2024.

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

Year Granted	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Grant Date Fair Value Per Share	Maximum Remaining Unrecognized Compensation Expense	Weighted-average remaining requisite service periods
2026	10,700	85,603	171,206	$33.10	$2,940,462	2.8 years
2025	42,465	127,396	169,861	$32.65	$1,559,943	1.8 years
2024	16,973	28,558	31,525	$108.29	$698,449	0.8 years
2023	8,865	8,865	8,865	$75.40	$38,465	0.3 years

The following table summarizes the PSU activity for the six months ended June 30, 2026:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	314,483	$49.20
Granted	85,603	$33.10
Distributed	(63,726)	$51.06
Forfeited	(33,013)	$53.44
PSU performance adjustment (1)	(52,925)	$52.34
Outstanding at June 30, 2026 (2)	250,422	$42.63

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

During the six months ended June 30, 2026, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	925,673	$42.64
Granted	945,773	$33.30
Distributed	(372,040)	$46.07
Forfeited	(86,167)	$41.04
Outstanding at June 30, 2026	1,413,239	$35.58

As of June 30, 2026, the total remaining unrecognized compensation cost related to RSUs amounted to $36.0 million, which is expected to be amortized over the weighted-average remaining requisite service periods of 2.5 years.

Stock Options

During the six months ended June 30, 2026, the following activities involving nonqualified stock options occurred under the Plan:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	1,027,639	$111.56
Granted	244,000	$50.00
Forfeited	(142,693)	$135.68
Cancelled/Expired	(95,061)	$82.05
Outstanding at June 30, 2026	1,033,885	$96.41	6.1 years	$2,403
Exercisable at June 30, 2026	433,123	$84.97	5.7 years	$801

The fair value of the employee stock options was estimated using the following weighted average assumptions using a Black-Scholes option valuation model:

Period Ended June 30, 2026
Exercise Price	$50.00
Dividend yield	0.0%
Expected volatility	84.8%
Risk-free interest rate	4.0%
Expected term	6.5 years

As of June 30, 2026, the Company had approximately $5.3 million of total unrecognized compensation expense related to stock options, which the Company expects to recognize over a weighted-average period of approximately 3.1 years. There were no options exercised during the three and six months ended June 30, 2026 and 2025.

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

On March 26, 2026, the Company effected a 1-for-25 reverse stock split of its Class A common stock. The weighted average common shares and net loss reflect the Reverse Stock Split for all periods presented on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

The following is a reconciliation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and earnings per share data)	2026	2025	2026	2025
Net loss	$(62,707)	$(30,440)	$(134,538)	$(86,570)

Weighted-average common shares outstanding - basic	12,916,928	12,972,587	12,996,965	12,920,253
Weighted-average common shares outstanding - diluted	12,916,928	12,972,587	12,996,965	12,920,253

Net loss per share - basic	$(4.85)	$(2.35)	$(10.35)	$(6.70)
Net loss per share - diluted	$(4.85)	$(2.35)	$(10.35)	$(6.70)

In accordance with the treasury stock method the weighted average shares outstanding assuming dilution include the incremental effect of stock-based awards, except when such effect would be antidilutive. Stock-based awards of 0.4 million and 0.4 million weighted-average shares were outstanding for the three and six months ended June 30, 2026, respectively, but were not included in the computation of diluted (loss) earnings per common share because the net loss position of the Company made them antidilutive. Stock-based awards of 0.3 million and 0.3 million weighted-average shares were outstanding for the three and six months ended June 30, 2025, respectively, but were not included in the computation of diluted loss per common share because the net loss position of the Company made them antidilutive.

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

Business Overview

We are a leading omni-commerce business solutions provider to CPG brands and retailers. We have a strong platform of essential, business critical services like headquarter sales, retail merchandising, in-store sampling, digital commerce, and shopper marketing. We generate demand for brands and retailers of all sizes, helping get the right products on the shelf, whether physical or digital, and into the hands of consumers in every way they shop. We use a scaled platform to innovate as a trusted partner with our clients, solving problems to increase their efficiency and effectiveness across a broad range of channels.

We report financial results for the following three reportable segments. Through our Branded Services segment, which generated approximately 28.0% and 34.5% of our revenues in the six months ended June 30, 2026 and 2025, respectively, we provide services to CPG brands through three main categories: brokerage, branded merchandising and omni-commerce marketing services. Through our Experiential Services segment, which generated approximately 45.6% and 39.0% of our revenues in the six months ended June 30, 2026 and 2025, respectively, we help brands and retailers reach consumers and convert shoppers into buyers through in-store and online sampling and demonstrations. Through our Retailer Services segment, which generated approximately 26.4% and 26.5% of our revenues in the six months ended June 30, 2026 and 2025, respectively, we provide end-to-end advisory, retailer merchandising and agency services to retailers.

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

Recent Developments

For the second quarter of 2026, we reported revenues of $889.5 million and a net loss of $62.7 million, compared to revenues of $873.7 million and a net loss of $30.4 million in the same period of the prior year. Our Experiential

Services segment delivered strong second-quarter performance, supported by continued favorable demand and execution. The Retailer Services segment reported modest revenue growth, although operating income declined, reflecting higher costs associated with upfront investments in a larger project. Branded Services results remained under pressure, reflecting lower volumes, client losses and reduced scope of services as consumer brands and retailers navigate an uncertain macroeconomic environment that continues to weigh on consumer spending. On a consolidated basis, operating income was $1.7 million in the second quarter of 2026, a decline of $8.3 million year-over-year. The decrease reflected declines of $13.5 million in Branded Services and $2.7 million in Retailer Services, partially offset by $7.9 million of operating income growth in Experiential Services.

Our second quarter of 2026 net loss of $62.7 million was negatively impacted by $21.8 million of income tax expense as compared to $4.6 million for the same period in the prior year. The increase in tax expense was attributable to an increase in the valuation allowance against deferred tax assets related to interest expense limitation carryforwards. Restructuring and reorganization charges associated with our transformation strategy were $9.6 million in the second quarter of 2026 as compared to $16.4 million for the same period in the prior year.

Adjusted EBITDA, a non-GAAP financial measure, was $75.8 million in the second quarter of 2026, a decrease of $10.6 million as compared to $86.4 million for the same period in the prior year. An $8.3 million improvement in Experiential Services Adjusted EBITDA was more than offset by declines of $12.3 million in Branded Services and $6.6 million in Retailer Services.

Year-over-year comparisons are affected by divestitures completed after the second quarter of 2025. The divested businesses contributed approximately $4.9 million and $9.8 million of revenues and $2.9 million and $5.6 million of Adjusted EBITDA to our three and six months ending June 30, 2025 results, respectively, which are not reflected in the same periods of 2026.

Debt reduction is one of our primary capital allocation priorities. As such, during the six months ended June 30, 2026, we repaid $137.8 million of long-term debt in connection with scheduled principal repayments and a debt refinancing, compared to $24.9 million in the prior year. Separately, we repurchased 562,263 shares of our common stock for approximately $17.0 million, compared to 19,778 shares for $0.9 million in the prior year.

During the six months ended June 30, 2026, we advanced our transformation strategy through a successful extension of our global instance of SAP, initially implemented in 2025, to support our private brands business, completing our large-scale SAP implementation and shifting internal focus toward optimization. Together, these large-scale transformation projects, along with numerous supporting IT initiatives, have enabled us to sunset a number of disparate systems and allowed our team members to work in a more collaborative and efficient manner. As previously discussed, we are currently implementing a modernized HCM platform that, upon completion, we expect will represent the substantial completion of our IT transformation.

Executive Summary

	Three Months Ended June 30,		Change Reported		Six Months Ended June 30,		Change Reported
(amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues	$889,450	$873,707	$15,743	1.8%	$1,759,051	$1,695,499	$63,552	3.7%
Operating income (loss)	1,692	10,011	(8,319)	(83.1)%	$5,853	$(4,610)	$10,463	227.0%
Net loss	(62,707)	(30,440)	(32,267)	(106.0)%	$(134,538)	$(86,570)	$(47,968)	(55.4)%
Adjusted Net (Loss) Income (1)	(18,611)	14,478	(33,089)	(228.5)%	$(37,702)	$(1,624)	$(36,078)	NMF

Adjusted EBITDA(1)
Branded Services	21,777	34,042	(12,265)	(36.0)%	$42,659	$61,987	$(19,328)	(31.2)%
Experiential Services	34,182	25,886	8,296	32.0%	60,256	37,955	22,301	58.8%
Retailer Services	19,878	26,484	(6,606)	(24.9)%	40,667	44,651	(3,984)	(8.9)%
Adjusted EBITDA	$75,837	$86,412	$(10,575)	(12.2)%	$143,582	$144,593	$(1,011)	(0.7)%

(1)
Adjusted Net (Loss) Income and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net (Loss) Income and Adjusted EBITDA and reconciliations of Net loss to Adjusted Net (Loss) Income and Adjusted EBITDA, see “Non-GAAP Financial Measures.”
(2)
NMF- Not meaningful

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025

The following table sets forth items derived from the Company’s consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 in dollars and as a percentage of total revenues.

	Three Months Ended June 30,				Six Months Ended June 30,
(amounts in thousands)	2026		2025		2026		2025
Revenues	$889,450	100.0%	$873,707	100.0%	$1,759,051	100.0%	$1,695,499	100.0%
Cost of revenues	783,831	88.1%	746,932	85.5%	1,545,405	87.9%	1,469,686	86.7%
Selling, general, and administrative expenses	50,924	5.7%	68,657	7.9%	104,233	5.9%	133,522	7.9%
Depreciation and amortization	51,271	5.8%	50,698	5.8%	102,842	5.8%	101,059	6.0%
Loss on divestiture	1,732	0.2%	—	0.0%	718	0.0%	—	0.0%
Income from investments in European joint venture	—	0.0%	(2,591)	(0.3)%	—	0.0%	(4,158)	(0.2)%
Total operating expenses	887,758	99.8%	863,696	98.9%	1,753,198	99.7%	1,700,109	100.3%
Operating income (loss)	1,692	0.2%	10,011	1.1%	5,853	0.3%	(4,610)	(0.3)%
Other expenses (income):
Interest expense, net	39,963	4.5%	35,814	4.1%	74,761	4.3%	70,174	4.1%
Income from unconsolidated investments	(2,389)	(0.3)%	—	0.0%	(4,861)	(0.3)%	—	0.0%
Other expense, including debt fees	5,000	0.6%	16	0.0%	25,352	1.4%	26	0.0%
Total other expenses	42,574	4.8%	35,830	4.1%	95,252	5.4%	70,200	4.1%
Loss before income tax expense	(40,882)	(4.6)%	(25,819)	(3.0)%	(89,399)	(5.1)%	(74,810)	(4.4)%
Income tax expense	21,825	2.5%	4,621	0.5%	45,139	2.6%	11,760	0.7%
Net loss	$(62,707)	(7.1)%	$(30,440)	(3.5)%	$(134,538)	(7.6)%	$(86,570)	(5.1)%

Other Financial Data
Adjusted Net (Loss) Income (1)	$(18,611)	(2.1)%	$14,478	1.7%	$(37,702)	(2.1)%	$(1,624)	(0.1)%
Adjusted EBITDA (1)	$75,837	8.5%	$86,412	9.9%	$143,582	8.2%	$144,593	8.5%

Comparison of the Three Months Ended June 30, 2026 and 2025

Revenues

	Three Months Ended June 30,		Change
(amounts in thousands)	2026	2025	$	%
Branded Services	$235,979	$295,221	$(59,242)	(20.1)%
Experiential Services	416,311	347,706	68,605	19.7%
Retailer Services	237,160	230,780	6,380	2.8%
Total revenues	$889,450	$873,707	$15,743	1.8%

Branded Services segment revenues decreased $59.2 million for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease includes a $27.0 million reduction in revenues from reimbursable expenses. Excluding the impact of reimbursable expenses, the remaining decrease of $32.2 million was primarily attributable to lower volumes, client losses and reductions in scope of services, including the carryover effect of losses that occurred during 2025, which more than offset new business wins. These trends reflect continued macroeconomic uncertainty, as clients continue to manage their brand support spending with heightened scrutiny during the period.

Experiential Services segment revenues increased $68.6 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase includes $21.5 million of additional revenues from reimbursable expenses. Excluding the impact of reimbursable expenses, the remaining increase of $47.1 million was primarily driven by higher event volume on improved demand and higher average pricing, reflecting continued recovery and growth in client activation activity.

Retailer Services segment revenues increased $6.4 million during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025 driven primarily by a higher volume of retail merchandising project engagements.

Cost of Revenues

Cost of revenues as a percentage of revenues for the three months ended June 30, 2026 was 88.1%, as compared to 85.5% for the three months ended June 30, 2025. The increase as a percentage of revenues was driven primarily by higher direct labor costs and transformation-related expenses, partially offset by lower reimbursable expenses, lower fixed labor costs and lower employee benefit expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses as a percentage of revenues for the three months ended June 30, 2026 was 5.7%, compared to 7.9% for the three months ended June 30, 2025. The decrease as a percentage of revenues was primarily driven by lower transformation-related expenses, and lower compensation costs.

Depreciation and Amortization Expense

Depreciation and amortization expense was $51.3 million for the three months ended June 30, 2026 compared to $50.7 million for the three months ended June 30, 2025. The net increase was primarily due to a $1.2 million increase in depreciation expense as a result of an increase in IT-related investments, partially offset by a $0.6 million decrease in intangible asset amortization expense driven by prior period impairment charges.

Operating Income (Loss)

	Three Months Ended June 30,		Change
(amounts in thousands)	2026	2025	$	%
Branded Services	$(24,058)	$(10,540)	$(13,518)	(128.3)%
Experiential Services	18,712	10,859	7,853	72.3%
Retailer Services	7,038	9,692	(2,654)	(27.4)%
Total operating income (loss)	$1,692	$10,011	$(8,319)	(83.1)%

In the Branded Services segment, the increase in operating loss during the three months ended June 30, 2026, as compared to the same period in the prior year was primarily due to lower revenues, as discussed above, partially offset by lower cost of revenues of $37.6 million, lower selling, general and administrative expenses of $12 million. Cost of revenues decreased on lower reimbursable expenses of $27.0 million, lower compensation costs, including lower direct labor, fixed labor and benefit costs, partially offset by higher reorganization and transformation-related expenses and IT-related expenses. Selling, general and administrative expenses decreased on lower transformation-related expenses. Also impacting year-over-year comparison is the recognition of equity earnings in our European joint venture of $2.6 million in operating income during the three months ended June 30, 2025, and zero in the current period.

In the Experiential Services segment, the increase in operating income during the three months ended June 30, 2026, as compared to the same period in the prior year was primarily due to higher revenues, as discussed above, partially offset by higher cost of revenues of $60.3 million. Cost of revenues increased on higher compensation expenses, including higher direct labor and benefit costs, and higher reimbursable expenses. Selling, general and administrative expenses were effectively unchanged.

In the Retailer Services segment, the decrease in operating income during the three months ended June 30, 2026, as compared to the same period in the prior year was primarily due to an increase in cost of revenues of $14.2 million, partially offset by higher revenues, as discussed above, and lower selling, general and administrative expenses of $5.6 million. Cost of revenues increased on higher compensation expenses, including higher direct labor, benefit costs and third-party labor costs, and higher travel expenses. Selling, general and administrative expenses decreased on lower reorganization and transformation-related expenses.

Interest Expense, net

Interest expense, net increased by $4.1 million, to $40.0 million for the three months ended June 30, 2026, from $35.8 million for the three months ended June 30, 2025. The increase was driven primarily by a higher average borrowing rate during the second quarter of 2026 as compared to the same period in the prior year, partially offset by a lower average debt balance outstanding, both of which are significantly driven by the refinancing of our outstanding debt in the first quarter of 2026. Additional information regarding the debt refinancing is included in “Liquidity and Capital Resources—Credit Facilities.”

Provision for Income Taxes

We recognized provision for income taxes of $21.8 million and $4.6 million for the three months ended June 30, 2026 and 2025, respectively. The year‑over‑year change primarily reflects an increase in the valuation allowance recorded against deferred tax asset related to interest expense limitation carryforwards during the 2026 period.

Comparison of the Six Months Ended June 30, 2026 and 2025

Revenues

	Six Months Ended June 30,		Change
(amounts in thousands)	2026	2025	$	%
Branded Services	$492,971	$585,062	$(92,091)	(15.7)%
Experiential Services	801,791	661,726	140,065	21.2%
Retailer Services	464,289	448,711	15,578	3.5%
Total revenues	$1,759,051	$1,695,499	$63,552	3.7%

Branded Services segment revenues decreased $92.1 million for the six months ended June 30, 2026, as compared to six months ended June 30, 2025. The decrease includes a $29.1 million reduction in revenues from reimbursable expenses. Excluding the impact of reimbursable expenses, the remaining decrease of $63.0 million was primarily attributable to lower volumes, client losses and reductions in scope of services, including the carryover effect of losses that occurred during 2025, which more than offset new business wins. These trends reflect continued macroeconomic uncertainty, as clients continue to manage their brand support spending with heightened scrutiny during the period.

Experiential Services segment revenues increased $140.1 million during the six months ended June 30, 2026, as compared to six months ended June 30, 2025. The increase includes $43.6 million of additional revenues from reimbursable expenses. Excluding the impact of reimbursable expenses, the remaining increase of $96.5 million was primarily driven by higher event volume on improved demand and higher average pricing, reflecting continued recovery and growth in client activation activity.

Retailer Services segment revenues increased $15.6 million during the six months ended June 30, 2026, as compared to six months ended June 30, 2025. The increase was driven primarily by higher volume of retail merchandise project engagements and higher product sales.

Cost of Revenues

Cost of revenues as a percentage of revenues for the six months ended June 30, 2026 was 87.9%, as compared to 86.7% for the same period in the prior year. The increase as a percentage of revenues was driven primarily by higher direct labor costs and transformation-related expenses, partially offset by lower reimbursable expenses, and lower fixed labor costs.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses as a percentage of revenues for the six months ended June 30, 2026 was 5.9%, compared to 7.9% for the six months ended June 30, 2025. The decrease as a percentage of revenues was primarily driven by lower transformation-related expenses and lower compensation costs.

Depreciation and Amortization Expense

Depreciation and amortization expense was $102.8 million for the six months ended June 30, 2026 compared to $101.1 million for the six months ended June 30, 2025. The net increase was primarily due to a $3.0 million increase in depreciation expense as a result of an increase in IT-related investments, partially offset by a $1.2 million decrease in intangible asset amortization expense driven by prior period impairment charges.

Operating Income (Loss)

	Six Months Ended June 30,		Change
(amounts in thousands)	2026	2025	$	%
Branded Services	$(40,121)	$(25,862)	$(14,259)	(55.1)%
Experiential Services	30,212	7,355	22,857	310.8%
Retailer Services	15,762	13,897	1,865	13.4%
Total operating income (loss)	$5,853	$(4,610)	$10,463	227.0%

In the Branded Services segment, the increase in operating loss during the six months ended June 30, 2026, as compared to the same period in the prior year was primarily due to lower revenues, as discussed above, partially offset by lower cost of revenues of $64.4 million, lower selling, general and administrative expenses of $17.6 million. Cost of revenues decreased on lower reimbursable expenses of $29.1 million, lower compensation costs, including lower direct labor, fixed labor and benefit costs, partially offset by higher reorganization and transformation-related expenses and IT-related expenses. Selling, general and administrative expenses decreased on lower reorganization and transformation-related expenses, and lower bad debt expense. Also impacting year-over-year comparison is the recognition of equity earnings in our European joint venture of $4.2 million in operating income during the six months ended June 30, 2025, and zero in the current period.

In the Experiential Services segment, the increase in operating income during the six months ended June 30, 2026 as compared to the same period in the prior year was primarily due to higher revenues, as discussed above, partially offset by higher cost of revenues of $117.7 million. Cost of revenues increased on higher direct labor expenses, including higher benefit costs, and higher reimbursable expenses. Selling, general and administrative expenses decreased $1.8 million on lower reorganization and transformation-related expenses.

In the Retailer Services segment, the increase in operating income during the six months ended June 30, 2026 as compared to the same period in the prior year was primarily due to lower selling, general and administrative expenses of $9.7 million, higher revenues, as discussed above, partially offset by higher cost of revenues of $22.4 million. Selling, general and administrative costs decreased predominantly on lower reorganization and transformation-related expenses. Cost of revenues increased on higher direct labor expenses, including higher benefit costs and third-party labor costs, and higher travel expenses.

Interest Expense, net

Interest expense, net increased by $4.6 million to $74.8 million for the six months ended June 30, 2026, from $70.2 million for the same period in the prior year. The increase was driven primarily by a higher average borrowing rate during the six months ended June 30, 2026 as compared to the same period in the prior year, partially offset by a lower average debt balance outstanding, both of which are significantly driven by the refinancing of our outstanding debt in the first quarter of 2026. Additional information regarding the debt refinancing is included in “Liquidity and Capital Resources—Credit Facilities”

Provision for Income Taxes

We recognized provision for income taxes of $45.1 million and $11.8 million for the six months ended June 30, 2026 and 2025, respectively. The year‑over‑year change primarily reflects an increase in the valuation allowance recorded against deferred tax asset related to interest expense limitation carryforwards during the 2026 period.

Reconciliation of Non-GAAP Financial Measures

Non-GAAP Financial Measures

We manage and assess our performance through various means including the use of the financial measures of Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBITDA by Segment. A reconciliation of each non-GAAP financial measure to the most directly comparable GAAP measure is provided elsewhere in this document. These financial measures are not presented in accordance with U.S. generally accepted accounting principles (“GAAP”). These non-GAAP financial measures are derived from our consolidated and segment financial information but exclude or adjust for certain items that are included in the most directly comparable GAAP measures. We believe these non-GAAP (“Non-GAAP”) financial measures provide investors with additional insight into our operating performance, underlying business trends, and period-over-period comparability. However, these measures are not in accordance with GAAP, and should not be considered in isolation or as a substitute for the most directly comparable GAAP measures.

We define Adjusted Net (Loss) Income, as net loss adjusted for (i) non-operating income or expense and (ii) the impact of certain non-cash, nonrecurring or other items included in net (loss) income that we do not consider indicative of our ongoing operating performance, which may include acquisition and divestiture related expenses, gains and losses; gains and losses on extinguishments of debt; litigation expenses, net of recoveries on matters not representative of our ongoing business; impairment charges on goodwill, intangible assets and non-marketable securities; incremental expenses on restructuring and reorganization activities associated with certain transformation programs; further adjusted for the related income tax impact associated with these items. A full listing of adjustments to net loss are provided elsewhere in this document.

Adjusted EBITDA consists of net loss before interest, taxes, depreciation and amortization, further adjusted for (i) non-operating income or expense and (ii) the impact of certain non-cash, nonrecurring or other items included in net (loss) income that we do not consider indicative of our ongoing operating performance, which may include acquisition and divestiture related expenses, gains and losses; gains and losses on extinguishments of debt; litigation expenses, net of recoveries on matters not representative of our ongoing business; impairment charges on goodwill, intangible assets and non-marketable securities; incremental expenses on restructuring and reorganization activities associated with certain transformation programs; further adjusted for the related income tax impact associated with these items. A full listing of adjustments to net loss are provided elsewhere in this document.

Adjusted EBITDA by Segment consists of operating (loss) income by segment before interest, taxes, depreciation and amortization, further adjusted for the impact of certain non-cash, nonrecurring or other items included in net (loss) income that we do not consider indicative of our ongoing operating performance, which may include acquisition and divestiture related expenses, gains and losses; gains and losses on extinguishments of debt; litigation expenses, net of recoveries on matters not representative of our ongoing business; impairment charges on goodwill, intangible assets and non-marketable securities; incremental expenses on restructuring and reorganization activities associated with certain transformation programs; further adjusted for the related income tax impact associated with these items. A full listing of adjustments to operating income (loss) are provided elsewhere in this document.

We present Adjusted Net (Loss) Income, Adjusted EBITDA and Adjusted EBITDA by Segment because they are key operating measures used by us to assess our financial performance. These measures adjust for items that we believe do not reflect the ongoing operating performance of our business, such as certain non-cash items, unusual or infrequent items or items that change from period to period without any material relevance to our operating performance. We evaluate these measures in conjunction with our results according to GAAP because we believe they provide a more complete understanding of factors and trends affecting our business than GAAP measures alone. Furthermore, the agreements governing our indebtedness contain covenants and other tests based on measures substantially similar to Adjusted EBITDA. Neither Adjusted Net (Loss) Income, Adjusted EBITDA nor Adjusted EBITDA by Segment should be considered as an alternative for Net (loss) income or operating income (loss), our most directly comparable measures presented on a GAAP basis.

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

Adjusted Net (Loss) Income

A reconciliation of Adjusted Net (Loss) Income to Net loss is provided in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(62,707)	$(30,440)	$(134,538)	$(86,570)
Debt financing costs (a)	—	—	21,530	—
Impairment of non-marketable equity securities (f)	5,000	—	5,000	—
Equity-based compensation of Karman Topco L.P. (g)	—	—	—	(1,524)
Acquisition and divestiture expenses, net of (gains) losses (d)	1,846	57	1,070	480
Restructuring expenses (b)	4,098	—	6,344	931
Reorganization and transformation-related expenses (c)	5,485	16,434	10,942	28,674
Litigation expenses, net of recoveries (e)	394	646	758	1,477
Amortization of intangible assets	42,311	42,918	84,584	85,833
Gain on repurchases of Term Loan Facility and Notes (i)	—	—	—	(1,624)
Other	—	16	—	26
Tax adjustments related to non-GAAP adjustments (j)	(15,038)	(15,153)	(33,392)	(29,327)
Adjusted Net (Loss) Income	$(18,611)	$14,478	$(37,702)	$(1,624)

Adjusted EBITDA

Reconciliations of Adjusted EBITDA to Net loss are provided in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Net loss	$(62,707)	$(30,440)	$(134,538)	$(86,570)
Interest expense, net	39,963	35,814	74,761	70,174
Income tax expense	21,825	4,621	45,139	11,760
Depreciation and amortization	51,271	50,698	102,842	101,059
Stock-based compensation expense	7,177	6,584	9,177	13,069
Debt financing costs (a)	—	—	20,352	—
Restructuring expenses (b)	4,098	—	6,344	931
Reorganization and transformation-related expenses (c)	5,485	16,434	10,942	28,674
Acquisition and divestiture expenses, net of (gains) losses (d)	1,846	57	1,070	480
Litigation expenses, net of recoveries (e)	394	646	758	1,477
Impairment of non-marketable equity securities (f)	5,000	—	5,000	—
COVID-19 government relief payments received	—	(715)	—	(715)
Equity-based compensation of Karman Topco L.P. (g)	—	—	—	(1,524)
EBITDA from economic interests in investments (h)	1,485	2,697	1,735	5,752
Other	—	16	—	26
Adjusted EBITDA	$75,837	$86,412	$143,582	$144,593

Financial information by segment, including a reconciliation of Adjusted EBITDA by Segment to operating income (loss), the closest GAAP financial measure, is provided in the following table:

Branded Services segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating loss	$(24,058)	$(10,540)	$(40,121)	$(25,862)
Depreciation and amortization	31,073	31,561	62,396	63,023
Stock-based compensation expense	2,689	2,370	3,200	4,542
Restructuring expenses (b)	4,085	—	5,475	358
Reorganization and transformation-related expenses (c)	2,261	7,741	3,935	13,196
Acquisition and divestiture expenses, net of (gains) losses (d)	1,767	6	990	384
Litigation expenses, net of recoveries (e)	86	452	188	934
COVID-19 government relief payments received	—	(245)	—	(245)
Equity-based compensation of Karman Topco L.P. (g)	—	—	—	(95)
EBITDA for economic interests in investments (h)	3,874	2,697	6,596	5,752
Branded Services segment Adjusted EBITDA	$21,777	$34,042	$42,659	$61,987

Experiential Services segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating income	$18,712	$10,859	$30,212	$7,355
Depreciation and amortization	11,324	10,684	22,623	21,221
Stock-based compensation expense	2,078	1,847	2,674	3,639
Restructuring expenses (b)	8	—	475	186
Reorganization and transformation-related expenses (c)	1,796	2,548	3,846	6,129
Acquisition and divestiture expenses, net of (gains) losses (d)	43	67	44	74
Litigation expenses, net of recoveries (e)	221	129	382	328
COVID-19 government relief payments received	—	(248)	—	(248)
Equity-based compensation of Karman Topco L.P. (g)	—	—	—	(729)
Experiential Services segment Adjusted EBITDA	$34,182	$25,886	$60,256	$37,955

Retailer Services segment	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Operating income	$7,038	$9,692	$15,762	$13,897
Depreciation and amortization	8,874	8,453	17,823	16,815
Stock-based compensation expense	2,410	2,367	3,303	4,888
Restructuring expenses (b)	5	—	394	387
Reorganization and transformation-related expenses (c)	1,428	6,145	3,161	9,349
Acquisition and divestiture expenses, net of (gains) losses (d)	36	(16)	36	22
Litigation expenses, net of recoveries (e)	87	65	188	215
COVID-19 government relief payments received	—	(222)	—	(222)
Equity-based compensation of Karman Topco L.P. (g)	—	—	—	(700)
Retailer Services segment Adjusted EBITDA	$19,878	$26,484	$40,667	$44,651

(a)

Debt financing costs, of which $1.2 million is reported as "Interest expense, net" and $20.4 million is reported as "Other income (expense)" in the Condensed Consolidated Statements of Operations and Comprehensive Loss, represent the portion of debt financing costs incurred in connection with the refinancing of our 2030 Notes and 2030 Term Loan Facility.

(b)

Restructuring expenses consist primarily of employee termination costs, contract termination fees, and workforce transition costs, including employee rebadging to a third-party service provider. In the three months ended June 30, 2026, $3.0 million of these expenses were charged to "Cost of revenues" in the Condensed Consolidated Statements of Operations and Comprehensive Loss. For all other periods presented, the remaining restructuring expenses were reported in "Selling, general and administrative expenses" in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

(c)

Reorganization and transformation-related expenses represent professional fees associated internal reorganization activities, incremental and nonrecurring implementation costs associated with our multi-year global ERP transformation, and setup costs associated with transitioning certain support activities to third-party outsourcing providers.

(d)

Acquisition and divestiture expenses, net of (gains) losses on disposal represent fees and other expenses associated with activities related to acquisitions and divestitures, including (gains) or losses on business sales along with adjustments to the estimated fair value of contingent consideration or adjustments to working capital.

(e)

Litigation expenses, net of recoveries represent legal expenses, including costs associated with investigation and remediation activities, and estimated settlement reserves, net of recoveries from responsible parties and/or insurance providers that are not representative of our ongoing business operations.

(f)

Impairment of non-marketable equity securities, as reported in "Other income (expense)" in the Condensed Consolidated Statements of Operations and Comprehensive Loss, represents a non-cash fair value adjustment associated with a minority investment in a technology-enabled retail support company.

(g)	Equity-based compensation of Karman Topco L.P. represents non-cash changes in the estimated value of certain stock units due to investors of Advantage Solutions, Inc.
(h)	EBITDA for economic interests in investments represents additions to reflect our proportional share of Adjusted EBITDA related to our equity method investments.
(i)	Represents a gain associated with the repurchases of Term Loan Facility and Notes, net of deferred financing fees related to repricing of Term Loan Facility.
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

Our working capital as of June 30, 2026, included $102.3 million of cash and cash equivalents and $634.9 million of accounts receivable, net of allowance for expected credit losses, both of which will be a significant source of ongoing liquidity. Additionally, as of June 30, 2026, we had the ability to borrow up to $399.5 million under our 2030 ABL after consideration of the borrowing base limitations and outstanding letters of credit.

We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our working capital requirements, purchase commitments, interest payments, transformation initiatives, capital expenditures, and other financing requirements for the foreseeable future.

Cash Flows

A summary of our cash operating, investing and financing activities are shown in the following table:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$17,212	$(47,728)
Net cash provided by (used in) investing activities	18,005	(20,677)
Net cash used in financing activities	(172,027)	(28,368)
Net effect of foreign currency changes on cash, cash equivalents and restricted cash	(1,712)	(3,775)
Net change in cash, cash equivalents and restricted cash	$(138,522)	$(100,548)

Net Cash Provided by (Used in) Operating Activities

Cash provided by operating activities during the six months ended June 30, 2026 was $17.2 million compared to cash used in operating activities of $47.7 million during the six months ended June 30, 2025, representing an increase of $65.0 million. The increase primarily reflects favorable movements in working capital, predominantly improved management of accounts receivable, and lower prepaid expenses, partially offset by lower deferred revenue and accrued liabilities.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2026 primarily consisted of $27.5 million in deferred proceeds from the sale of Jun Group completed in 2024 and $13.4 million cash received for the partial sale of an equity method investment joint venture. These cash inflows were partially offset by purchases of property and equipment of $20.8 million, primarily driven by investments in software, including our enterprise resource planning systems, and purchases of investments in unconsolidated affiliates of $2.1 million.

Net cash used in investing activities during the six months ended June 30, 2025 primarily consisted of the purchase of property and equipment of $17.2 million, primarily driven by investments in software, including our enterprise resource planning systems, which includes upgrading our information system platform, and the purchase of investments in unconsolidated affiliates of $3.5 million.

Net Cash Used in Financing Activities

Cash flows used in financing activities during the six months ended June 30, 2026 were primarily related to $124.9 million for repayment of the 6.5% Senior Secured Notes and the Term Loan Facility debt and $13.7 million payment of deferred financing fees in connection with the Refinancing (as defined below), $13.0 million for two quarterly principal payments for the 2030 Term Loan Facility, and $17.0 million for payments related to the share repurchase program (as defined below).

Cash flows used in financing activities during the six months ended June 30, 2025 were primarily related to $18.2 million of repurchases of 6.5% Senior Secured Notes, repayment of principal on the Term Loan Facility of $6.6 million, payments for taxes related to net share settlement of $3.6 million.

Credit Facilities

During the first quarter of 2026, we completed, through our indirect wholly-owned subsidiary, Advantage Sales & Marketing Inc. (the “Borrower”), a refinancing transaction (the “Refinancing”) designed to extend maturities and modify our capital structure, which is more fully described in Note 4—Debt to the condensed consolidated financial statements. As of June 30, 2026, we had $399.5 million of unused availability under the revolving credit facility after giving effect to borrowing base limitations and $62.0 million of outstanding letters of credit.

From time to time, the Borrower may repurchase portions of its outstanding indebtedness under the 2030 Term Loan Facility and 2030 Notes. Such repurchases, if any, will depend upon prevailing market conditions, our liquidity and capital position, contractual limitations and other factors. The amounts and timing of any such repurchases will be at our discretion and we are under no obligation to repurchase any specific amount of indebtedness.

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

During the three and six months ended June 30, 2026, we purchased through the open market and in a private transaction approximately $15.0 million and $17.0 million, respectively, of our Class A common stock under the 2021 Share Repurchase Program. During the six months ended June 30, 2026, we retired 566,408 treasury shares that had been previously purchased under the 2021 Share Repurchase Program. As of June 30, 2026, there remained $29.1 million of share repurchase availability under the 2021 Share Repurchase Program.

Future Cash Requirement

Other than the extension of debt maturities resulting from the Refinancing and an increase in required quarterly principal payments under the 2030 Term Loan Facility to approximately $6.5 million from $3.3 million under the previous terms of the Borrower's term loan facility, there were no material changes to our contractual future cash requirements from those disclosed in our 2025 Annual Report.

Cash and Cash Equivalents Held Outside the United States

As of June 30, 2026 and December 31, 2025, $31.9 million and $14.0 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries. As of June 30, 2026, and December 31, 2025, $43.3 million and $37.9 million, respectively, of our cash and cash equivalents were held by foreign branches.

We expect existing domestic cash and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as debt repayment and capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. Nonetheless, we assessed our determination as to our indefinite reinvestment intent for certain of our foreign subsidiaries and branches and recorded a deferred tax liability of approximately $1.4 million of withholding tax as of June 30, 2026 for unremitted earnings in Canada. We continue to assert indefinite reinvestment on earnings of our foreign operations, other than Canada and the United Kingdom. No deferred tax liability is required for the United Kingdom unremitted earnings. However, we may change our assertion if we identify a higher return on this capital in the U.S. and we are able to repatriate the income in a tax-efficient means.

Off-Balance Sheet Arrangements

We do not have any off‑balance‑sheet financing arrangements or liabilities, including guarantee contracts, retained or contingent interests in transferred assets, or obligations arising from material variable interests in unconsolidated entities that would require disclosure under applicable accounting guidance. We do not have any majority‑owned subsidiaries that are not included in its condensed consolidated financial statements and does not have material interests in, or relationships with, special‑purpose entities.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are included in our 2025 Annual Report and did not materially change during the six months ended June 30, 2026.

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

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated loss before taxes would have decreased by approximately $2.5 million for the six months ended June 30, 2026.

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

We have interest rate collar contracts with an aggregate notional value of principal of $500.0 million as of June 30, 2026, from various financial institutions to manage our exposure to interest rate movements on variable rate credit facilities. Interest rate collar contracts with notional value of principal of $300.0 million matured on April 5, 2026. In April 2026, we entered into one interest rate collar contract with a notional value of principal of $100.0 million. This interest rate collar will mature on April 8, 2029. In July 2024, we entered into two interest rate collar contracts with a notional value of principal of $200.0 million each. The interest rate collar contracts are effective December 16, 2024 and will mature on April 5, 2027 and 2028. The aggregate fair value of our interest rate collars represented an outstanding net asset of $0.4 million as of June 30, 2026.

Holding other variables constant, a change of one-eighth percentage point in the weighted average interest rate above the floor of 0.75% on the 2030 Term Loan Facility and 2030 ABL would have resulted in an increase of $0.9 million in interest expense, net of gains from interest rate caps and collars, for the six months ended June 30, 2026.

In the future, in order to manage our interest rate risk, we may refinance our existing debt, enter into additional interest rate cap agreements or modify our existing interest rate cap agreement. However, we do not intend or expect to enter into derivative or interest rate cap transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2026, the Company continued enhancements related to the phased implementation of its global enterprise resource planning (“ERP”) system. These activities primarily related to ongoing configuration, integration, and preparatory work in advance of future phases of deployment. The initial deployment was completed in fiscal year 2025, with additional phases completed in the second quarter of 2026. Enhancements to support more complex transaction flows and reporting requirements are expected to continue during fiscal year 2026.

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

Commercial Matters

We have been involved in various litigation matters and arbitrations with respect to commercial matters arising with clients, vendors and various third-parties.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our Class A common stock during the three months ended June 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plan (in thousands)
April 1, 2026 to April 30, 2026	320,727	$29.26	320,727	$34,725
May 1, 2026 to May 31, 2026 (1)	129,656	$37.77	129,656	$29,827
June 1, 2026 to June 30, 2026	17,704	$38.38	17,704	$29,148

(1)
In May of 2026, we repurchased 47,336 of our common stock shares at a price per share of $37.73 from entities affiliated with three members of the Company's Board of Directors.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended June 30, 2026, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

+ Filed herewith. ** Furnished herewith and not “filed” for purposes of Section 18 of the Exchange Act.

***

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANTAGE SOLUTIONS INC.

By:	/s/ David Peacock
David Peacock
Chief Executive Officer (Principal Executive Officer)
Date:	August 5, 2026

By:	/s/ Christopher Growe
Christopher Growe
Chief Financial Officer (Principal Financial Officer)
Date:	August 5, 2026