Form 10-Q
period 2026-09-30
Advantage Solutions Inc.
filed 2026-11-04
CIK 1776661

res

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 30, 2026, the registrant had 12,769,105 shares of Class A common stock outstanding.

Advantage Solutions Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except share data)	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$131,322	$240,850
Restricted cash	12,103	12,137
Accounts receivable, net of allowance for expected credit losses of $18,816 and $16,771, respectively	609,456	594,999
Prepaid expenses and other current assets	78,060	124,629
Total current assets	830,941	972,615
Property, equipment, and capitalized software, net	113,695	115,858
Goodwill	438,900	438,900
Other intangible assets, net	867,028	993,927
Investments in unconsolidated affiliates	206,954	234,138
Other assets	35,065	37,977
Total assets	$2,492,583	$2,793,415
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt, net	$25,865	$13,250
Accounts payable	173,816	162,376
Accrued compensation and benefits	109,536	121,105
Other accrued expenses	125,282	105,449
Deferred revenues	25,036	30,454
Total current liabilities	459,535	432,634
Long-term debt, net of current portion	1,510,051	1,660,611
Deferred income tax liabilities	92,351	90,023
Other long-term liabilities	49,382	56,189
Total liabilities	2,111,319	2,239,457

Commitments and contingencies (Note 10)

Equity attributable to stockholders of Advantage Solutions Inc.
Common stock, $0.0001 par value, 197,400,000 shares authorized; 12,791,656 and 13,058,852 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid in capital	3,446,073	3,489,020
Accumulated deficit	(3,028,983)	(2,869,347)
Loans to Karman Topco L.P.	(8,157)	(7,673)
Accumulated other comprehensive loss	(9,658)	(4,158)
Treasury stock, at cost; 573,184 and 515,781 shares as of September 30, 2026 and December 31, 2025, respectively	(18,012)	(53,885)
Total stockholders' equity	381,264	553,958
Total liabilities and stockholders' equity	$2,492,583	$2,793,415

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Revenues	$913,739	$915,012	$2,672,791	$2,610,511
Cost of revenues (exclusive of depreciation and amortization shown separately below)	784,613	776,421	2,330,018	2,246,107
Selling, general, and administrative expenses	62,483	57,568	166,716	191,090
Impairment of long-lived assets	8,091	—	8,091	—
Depreciation and amortization	51,014	50,743	153,856	151,802
(Gain) loss on divestiture, net	—	(8,472)	718	(8,472)
Income from investments in European joint venture	—	(1,408)	—	(5,566)
Total operating expenses	906,201	874,852	2,659,399	2,574,961
Operating income	7,538	40,160	13,392	35,550
Other expenses (income):
Interest expense, net	38,758	34,954	113,520	105,128
Income from unconsolidated investments	(1,131)	—	(5,992)	—
Other expense, including debt fees	1,372	(109)	26,723	(83)
Total other expenses, net	38,999	34,845	134,251	105,045
(Loss) income before income tax expense	(31,461)	5,315	(120,859)	(69,495)
Income tax (benefit) expense	(6,363)	(15,250)	38,777	(3,490)
Net (loss) income	$(25,098)	$20,565	$(159,636)	$(66,005)
Basic (loss) income per common share	$(1.96)	$1.58	$(12.34)	$(5.09)
Diluted (loss) income per common share	$(1.96)	$1.51	$(12.34)	$(5.09)
Weighted-average number of common shares:
Basic	12,816,638	13,036,847	12,936,856	12,959,545
Diluted	12,816,638	13,593,887	12,936,856	12,959,545

Comprehensive (Loss) Income:
Net (loss) income	$(25,098)	$20,565	$(159,636)	$(66,005)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	415	(3,668)	(5,500)	10,499
Total comprehensive (loss) income	$(24,683)	$16,897	$(165,136)	$(55,506)

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

								Accumulated
					Additional			Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Loss	Equity
Balance at July 1, 2026	12,824,638	$1	511,636	$(15,734)	$3,439,506	$(3,003,885)	$(7,996)	$(10,073)	$401,819
Comprehensive (loss) income
Net loss	—	—	—	—	—	(25,098)	—	—	(25,098)
Foreign currency translation adjustments	—	—	—	—	—	—	—	415	415
Total comprehensive loss	—	—	—	—	—	—	—	—	(24,683)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(161)	—	(161)
Purchase of treasury stock	(61,548)	—	61,548	(2,278)	—	—	—	—	(2,278)
Shares issued under 2020 Employee Stock Purchase Plan	16,302	—	—	—	947	—	—	—	947
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(299)	—	—	—	(299)
Shares issued under 2020 Incentive Award Plan	12,264	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	5,919	—	—	—	5,919
Balance at September 30, 2026	12,791,656	$1	573,184	$(18,012)	$3,446,073	$(3,028,983)	$(8,157)	$(9,658)	$381,264

								Accumulated
					Additional			Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Loss	Equity
Balance at July 1, 2025	13,006,592	$1	515,781	$(53,885)	$3,474,685	$(2,728,182)	$(7,351)	$(1,694)	$683,574
Comprehensive income (loss)
Net income	—	—	—	—	—	20,565	—	—	20,565
Foreign currency translation adjustments	—	—	—	—	—	—	—	(3,668)	(3,668)
Total comprehensive income	—	—	—	—	—	—	—	—	16,897
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(161)	—	(161)
Shares issued under 2020 Employee Stock Purchase Plan	28,453	—	—	—	845	—	—	—	845
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(74)	—	—	—	(74)
Shares issued under 2020 Incentive Award Plan	3,538	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	7,418	—	—	—	7,418
Balance at September 30, 2025	13,038,583	$1	515,781	$(53,885)	$3,482,874	$(2,707,617)	$(7,512)	$(5,362)	$708,499

								Accumulated
					Additional			Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Loss	Equity
Balance at January 1, 2026	13,058,852	$1	515,781	$(53,885)	$3,489,020	$(2,869,347)	$(7,673)	$(4,158)	$553,958
Comprehensive loss
Net loss	—	—	—	—	—	(159,636)	—	—	(159,636)
Foreign currency translation adjustments	—	—	—	—	—	—	—	(5,500)	(5,500)
Total comprehensive loss	—	—	—	—	—	—	—	—	(165,136)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(484)	—	(484)
Retirement of treasury shares	—	—	(566,408)	55,125	(55,125)	—	—	—	—
Purchase of treasury stock	(623,811)	—	623,811	(19,252)	—	—	—	—	(19,252)
Shares issued under 2020 Employee Stock Purchase Plan	112,821	—	—	—	1,691	—	—	—	1,691
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(4,610)	—	—	—	(4,610)
Shares issued under 2020 Incentive Award Plan	243,794	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	15,097	—	—	—	15,097
Balance at September 30, 2026	12,791,656	$1	573,184	$(18,012)	$3,446,073	$(3,028,983)	$(8,157)	$(9,658)	$381,264

								Accumulated
					Additional			Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Loans to	Comprehensive	Stockholders'
(in thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Topco	Income (Loss)	Equity
Balance at January 1, 2025	12,830,924	$1	496,003	$(53,016)	$3,466,252	$(2,641,612)	$(7,029)	$(15,861)	$748,735
Comprehensive (loss) income
Net loss	—	—	—	—	—	(66,005)	—	—	(66,005)
Foreign currency translation adjustments	—	—	—	—	—	—	—	10,499	10,499
Total comprehensive loss	—	—	—	—	—	—	—	—	(55,506)
Interest on loans to Karman Topco L.P.	—	—	—	—	—	—	(483)	—	(483)
Purchase of treasury stock	(19,778)	—	19,778	(869)	—	—	—	—	(869)
Equity-based compensation of Karman Topco L.P.	—	—	—	—	(1,524)	—	—	—	(1,524)
Shares issued under 2020 Employee Stock Purchase Plan	43,572	—	—	—	1,838	—	—	—	1,838
Payments for taxes related to net share settlement under 2020 Incentive Award Plan	—	—	—	—	(3,698)	—	—	—	(3,698)
Shares issued under 2020 Incentive Award Plan	183,865	—	—	—	1	—	—	—	1
Stock-based compensation expense	—	—	—	—	20,005	—	—	—	20,005
Balance at September 30, 2025	13,038,583	$1	515,781	$(53,885)	$3,482,874	$(2,707,617)	$(7,512)	$(5,362)	$708,499

See Notes to the Condensed Consolidated Financial Statements.

ADVANTAGE SOLUTIONS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(159,636)	$(66,005)
Adjustments to reconcile net loss to net cash provided by operating activities
Non-cash adjustments on derivatives and non-cash interest income	(2,773)	(2,131)
Amortization of deferred financing fees	5,312	5,272
Deferred financing costs recognized at debt modification	1,178	—
Depreciation and amortization	153,856	151,802
Deferred income taxes	2,295	(9,757)
Equity-based compensation of Karman Topco L.P.	—	(1,524)
Stock-based compensation	15,097	20,483
Gain on repurchases of Senior Secured Notes and Term Loan Facility debt	—	(1,624)
Loss (gain) on divestiture, net	718	(8,472)
Income from unconsolidated investments	(5,992)	(5,566)
Distribution received from equity method investments	2,883	—
Impairment and related restructuring costs	19,895	—
Other	706	242
Changes in operating assets and liabilities:
Accounts receivable, net	(17,180)	(30,077)
Prepaid expenses and other assets	48,775	(1,901)
Accounts payable	11,868	10,160
Accrued compensation and benefits	(15,856)	(32,860)
Deferred revenues	(5,359)	6,239
Other accrued expenses and other liabilities	12,447	(18,379)
Net cash provided by operating activities	68,234	15,902
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investments in unconsolidated affiliates	(6,075)	(3,623)
Purchase of property and equipment and development of capitalized software	(31,235)	(28,662)
Proceeds from divestitures	41,442	41,112
Net cash provided by investing activities	4,132	8,827
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under lines of credit	170,000	90,000
Payments on lines of credit	(170,000)	(90,000)
Payment of deferred financing fees for line of credit modification	(13,914)	—
Principal payments on long-term debt	(144,251)	(9,938)
Repurchases of Senior Secured Notes and Term Loan Facility	—	(18,243)
Deferred consideration paid for purchases in unconsolidated affiliates	—	(1,500)
Proceeds from 2020 Employee Stock Purchase Plan	1,691	1,838
Payments for taxes related to net share settlement of equity awards	(4,610)	(3,698)
Purchase of treasury stock	(19,252)	(869)
Net cash used in financing activities	(180,336)	(32,410)
Net effect of foreign currency changes on cash, cash equivalents and restricted cash	(1,592)	178
Net change in cash, cash equivalents and restricted cash	(109,562)	(7,503)
Cash, cash equivalents and restricted cash, beginning of period	252,987	220,751
Cash, cash equivalents and restricted cash, end of period	$143,425	$213,248
SUPPLEMENTAL CASH FLOW INFORMATION
Purchases of property and equipment recorded in accounts payable and accrued expenses	$3,708	$4,841

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. The Company has prepared the accompanying unaudited condensed consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Pursuant to these rules and regulations, the Company has condensed its consolidated financial statements and omitted certain information and disclosures the Company normally includes in the annual consolidated financial statements as required by accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, all adjustments, which are of a normal recurring nature and necessary for a fair statement of the results as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025, have been reflected in the condensed consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 3, 2026. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected during the remainder of the current year or for any future period.

As previously disclosed in our 2025 Form 10-K, the Company identified an immaterial misstatement in the classification of certain proceeds related to the Jun Group divestiture that were presented as cash inflows from financing activities in the previously issued Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2025. The Company determined that these proceeds in the amount of $22.5 million should have been presented as cash inflows from investing activities, which has been corrected in the accompanying Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2025.

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

Retirement of Treasury Shares

During the nine months ended September 30, 2026, the Company retired 566,408 treasury shares that had been previously purchased under the share repurchase program that the Company first announced in 2021. The Company did not retire any shares during the three months ended September 30, 2026.

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

Disaggregated revenues were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Branded Services
Brokerage services	$114,991	$105,313	$341,398	$311,292
Branded merchandising services	85,783	102,197	254,489	307,261
Omni-commerce marketing services	30,378	81,294	128,235	255,313
Total Branded Services revenues	$231,152	$288,804	$724,122	$873,866
Experiential Services
Experiential services	$431,619	$377,707	$1,233,410	$1,039,433
Total Experiential Services revenues	$431,619	$377,707	$1,233,410	$1,039,433
Retailer Services
Retail merchandising services	$196,513	$181,419	$567,989	$534,773
Advisory services	40,525	52,472	106,247	116,742
Agency services	13,930	14,610	41,023	45,697
Total Retailer Services revenues	$250,968	$248,501	$715,259	$697,212
Total revenues	$913,739	$915,012	$2,672,791	$2,610,511

Deferred revenues represent cash payments that are received in advance of the Company’s satisfaction of the applicable performance obligation and are included in Deferred revenues in the Condensed Consolidated Balance Sheets. Deferred revenues are recognized as revenues when the related services are performed for the client. Revenues recognized during the three and nine months ended September 30, 2026 that were included in Deferred revenues as of December 31, 2025 were $3.4 million and $21.8 million, respectively. Revenues recognized during the three and nine months ended September 30, 2025 included in Deferred revenues as of December 31, 2024 was $4.3 million and $20.1 million, respectively.

Impairment on Capitalized Software Development Costs

During the three and nine months ended September 30, 2026, the Company paused the development of a new human capital management (“HCM”) system while it evaluates the scope, design and timing of the project. As a result of the pause, the Company determined that it was no longer probable that the project would be completed as originally designed and recorded an impairment of $8.1 million, included in Impairment of Long-Lived Assets within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, to write off previously capitalized development costs associated with the arrangement.

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

2. Divestiture

Investments in European Joint Venture

During the first quarter of 2026, the Company executed a series of agreements related to its investments in a European joint venture, which was accounted for under the equity method and in which the Company held an ownership interest as of December 31, 2025. Under the terms of these agreements, the Company sold its interest in a portion of the European joint venture business for total consideration of £20.0 million (approximately $28.0 million), comprised of £10.0 million ($13.4 million) received in cash at closing and £10.0 million of deferred consideration to be paid 12 months after completion of the sale. The deferred consideration is reflected in Prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet as of September 30, 2026. The Company retained a minority interest of 49.6% in the remaining portion of its ownership interest in the European joint venture.

For the three and nine months ended September 30, 2025, the Company presented its proportionate share of earnings from the European joint venture within Operating income, as reflected in Income from investments in European joint venture, because the results of that investment were considered integral to the Company’s operations at that time. Following completion of the restructuring noted above, the Company reassessed the nature of its retained equity‑method investment and concluded that the results of the remaining European joint venture investment are no longer integral to the Company’s core operating activities. Accordingly, for the three and nine months ended September 30, 2026, the Company presents its proportionate share from the European joint venture within Other expenses (income), as reflected in Income from unconsolidated investments within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

2024 Divestitures

During the first quarter of 2026, the Company received the remaining installment of approximately $27.5 million related to the July 31, 2024 sale of the Jun Group business.

3. Goodwill and Intangible Assets

The carrying amount of goodwill as of September 30, 2026 and December 31, 2025 was $438.9 million. Accumulated impairment losses related to goodwill were $2.3 billion as of September 30, 2026 and December 31, 2025.

Amortization of intangible assets was $42.3 million and $42.9 million for the three months ended September 30, 2026 and 2025, respectively. Amortization of intangible assets was $126.9 million and $128.8 million for the nine months ended September 30, 2026 and 2025, respectively.

The following tables set forth information for the Company's intangible assets:

		September 30, 2026
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,256,207	$1,842,321	$—	$413,886
Trade names	10 years	88,600	77,858	—	10,742
Total finite-lived intangible assets		2,344,807	1,920,179	—	424,628
Indefinite-lived intangible assets:
Trade name		1,480,000	—	1,037,600	442,400
Total other intangible assets		$3,824,807	$1,920,179	$1,037,600	$867,028

		December 31, 2025
(amounts in thousands)	Weighted Average Useful Life	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Charges	Net Carrying Value
Finite-lived intangible assets:
Client relationships	14 years	$2,256,367	$1,722,227	$—	$534,140
Trade names	10 years	88,600	71,213	—	17,387
Total finite-lived intangible assets		2,344,967	1,793,440	—	551,527
Indefinite-lived intangible assets:
Trade name		1,480,000	—	1,037,600	442,400
Total other intangible assets		$3,824,967	$1,793,440	$1,037,600	$993,927

As of September 30, 2026, estimated future amortization expense of the Company’s finite-lived intangible assets is as follows:

(in thousands)
Remainder of 2026	$42,271
2027	167,504
2028	133,073
2029	76,640
2030	3,441
Thereafter	1,699
Total amortization expense	$424,628

4. Debt

Long-term debt consisted of the following:

(in thousands)	September 30,	December 31,
	2026	2025
Term Loan Facility	$1,015,184	$1,092,745
9.0% Senior Secured Notes due 2030	561,444	—
6.5% Senior Secured Notes due 2028	2,007	595,087
Total long-term debt	1,578,635	1,687,832
Less: current portion	25,865	13,250
Less: unamortized debt discount	33,125	—
Less: debt issuance costs	9,594	13,971
Long-term debt, net	$1,510,051	$1,660,611

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

The 2030 Term Loan Facility

Borrowings under the Borrower’s 2030 Term Loan Facility amortize in equal quarterly installments in an amount equal to 2.50% per annum of the principal amount. Borrowings will bear interest at a floating rate, which can be either adjusted CME Group Benchmark Administration Limited Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin or, at the Borrower’s option, a base rate plus an applicable margin. The applicable margin for the 2030 Term Loan Facility is 6.00%, with respect to SOFR borrowings, and is 5.00% with respect to base rate borrowings. The Borrower may voluntarily prepay loans or reduce commitments under this facility, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. The Borrower will be required to prepay its 2030 Term Loan Facility with 100% of the net cash proceeds of certain asset sales subject to certain reinvestment rights, 100% of the net cash proceeds of certain debt issuances and 75% of excess cash flow (such percentage subject to reduction based on the achievement of specific first lien net leverage ratios).

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

The Company uses derivative instruments to manage its exposure to changes in SOFR on the 2030 Term Loan Facility. As of September 30, 2026, interest rate collars with a total notional amount of $500.0 million limited one-month Term SOFR on that portion of the borrowings to a range of 2.49%–2.89% (floors) to 4.50%–5.00% (caps). In October 2026, the Company entered into a $50.0 million interest rate swap that effectively fixes the rate on that portion of the borrowings through October 15, 2029. Including the swap, approximately $550.0 million, or 54%, of the $1,015.2 million outstanding under the 2030 Term Loan Facility is subject to either a fixed rate or a collared SOFR rate. See Note 5—Fair Value of Financial Instruments and Note 13—Subsequent Events.

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

The Borrower’s obligations under the 2030 ABL are guaranteed by the Guarantors and are secured by liens on substantially all assets of the Borrower and of the Guarantors, subject to certain permitted exceptions. These obligations have a first‑priority lien on current asset collateral and a second‑priority lien on fixed asset collateral, which is junior to the liens securing the 2030 Notes and the 2030 Term Loan Facility discussed above, in each case subject to permitted liens.

As of September 30, 2026, the Borrower had the ability to borrow up to $395.7 million under the 2030 ABL after giving effect to borrowing base limitations and outstanding letters of credit. As of December 31, 2025, the Borrower had the ability to borrow up to $438.0 million under the previous revolving credit facility after giving effect to borrowing base limitations and outstanding letters of credit.

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

The agreements governing the 2030 Notes, the 2030 Term Loan Facility and the 2030 ABL contain additional affirmative and negative covenants, including related definitions, thresholds, limitations and exceptions, that vary between the facilities. The 2028 Notes, 2030 Notes, and the 2030 Term Loan Facility rank pari passu in right of payment, subject to the applicable intercreditor arrangements and collateral priorities. As of September 30, 2026, the Borrower was in compliance with all applicable covenants.

The Borrower determined that all components of the Refinancing were considered to be modifications. Fees paid to creditors in connection with the Refinancing, including payment-in-kind fees associated with the 2030 Notes and the 2030 Term Loan Facility, were recorded as adjustments to the carrying amounts of the related debt instruments and are being amortized as interest expense over the remaining terms of the modified arrangements. Third-party fees of $21.0 million associated with the 2030 Notes and the 2030 Term Loan Facility were expensed as incurred and recognized in Other expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in the nine months ended September 30, 2026. Deferred financing costs of $13.9 million associated with the revolving credit facility were capitalized and are included in Prepaid expenses and other current assets and Other assets in the Condensed Consolidated Balance Sheets and are being amortized over the term of the revolving credit facility. The Borrower recognized $1.2 million of expense in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, related to the write-off of unamortized debt issuance costs associated with the portion of debt principal repaid in connection with the Refinancing in the nine months ended September 30, 2026. The remaining unamortized fees and discount associated with the modified debt instruments, including amounts associated with the Borrower’s prior debt arrangements that continue to be attributed to the modified instruments, are being amortized as interest expense over the remaining terms of the modified arrangements.

Debt Maturities

Future minimum principal payments on long-term debt as of September 30, 2026 are as follows:

(in thousands)
Remainder of 2026	$6,466
2027	25,865
2028	27,872
2029	25,865
2030	1,492,567
Total future minimum principal payments	$1,578,635

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

	September 30, 2026
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Assets measured at fair value
Derivative financial instruments	$1,813	$—	$1,813	$—
Total assets measured at fair value	$1,813	$—	$1,813	$—

	December 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3
Liabilities measured at fair value
Derivative financial instruments	$476	$—	$476	$—
Total liabilities measured at fair value	$476	$—	$476	$—

Interest Rate Collar Agreements

The Company has interest rate collar contracts with an aggregate notional value of principal of $500.0 million as of September 30, 2026, from various financial institutions to manage the Company’s exposure to interest rate movements on variable rate credit facilities. Two interest rate collar contracts, each with a notional value of $200 million, mature on April 5, 2027 and 2028 providing a 2.54% and 2.49% floor, respectively, and both providing a 5.00% cap based on one-month term SOFR. In the second quarter of 2026, the Company entered into an additional interest rate collar with a $100.0 million notional amount that matures on April 8, 2029, providing a 2.89% floor and a 4.50% cap based on one‑month term SOFR. No premium was paid at inception.

As of September 30, 2026, the fair value of the Company’s outstanding interest rate collars of $1.8 million was included in “Other assets” in the Condensed Consolidated Balance Sheets. As of December 31, 2025 the fair value of the Company’s outstanding interest rate collars of $0.5 million was included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets. Changes in fair value of the Company's outstanding interest rate collars are recognized as a component of “Interest expense, net” in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

These interest rate collars have not been designated as hedging instruments for accounting purposes; accordingly, changes in fair value are recognized immediately in earnings. During the three months ended September 30, 2026 and 2025, the Company recorded a gain of $1.4 million and $0.5 million, respectively, within “Interest expense, net,” related to changes in the fair value of its derivative instruments. During the nine months ended September 30, 2026 and 2025, the Company recorded a gain of $2.3 million and a loss of $1.5 million, respectively, within “Interest expense, net,” related to changes in the fair value of its derivative instruments.

Long-term Debt

The following tables set forth the carrying values and fair values of the Company’s financial liabilities measured on a recurring basis, categorized by input level within the fair value hierarchy:

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at September 30, 2026
Term Loan Facility	$1,015,184	$851,995
6.5% Senior Secured Notes	2,007	1,913
9.0% Senior Secured Notes due 2030	561,444	425,400
Total long-term debt	$1,578,635	$1,279,308

(in thousands)	Carrying Value	Fair Value (Level 2)
Balance at December 31, 2025
Term Loan Facility	$1,092,745	$928,880
6.5% Senior Secured Notes	595,087	483,776
Total long-term debt	$1,687,832	$1,412,656

The fair value of debt reported in the table above is based on adjusted price quotations on the debt instruments in an active market.

6. Related Party Transactions

Unconsolidated Affiliates

During the three months ended September 30, 2026 and 2025, the Company recognized revenues of an immaterial amount from its investments in unconsolidated affiliates. During the nine months ended September 30, 2026 and 2025, the Company recognized revenues of $3.4 million and $3.7 million, respectively, from its investments in unconsolidated affiliates. Accounts receivable from transactions with unconsolidated affiliates were $0.4 million and $0.4 million as of September 30, 2026 and December 31, 2025, respectively.

Share Repurchases

During the nine months ended September 30, 2026, the Company repurchased approximately 47,000 shares of its common stock at a price of $37.73 per share, or $1.8 million in the aggregate, from entities affiliated with three members of the Company's Board of Directors. No amounts were due to or from these related parties as of September 30, 2026. There were no repurchases of common stock from related parties during the three months ended September 30, 2026 and 2025 or during the nine months ended September 30, 2025.

Other related party transactions

Certain current and former members of the Company’s Board of Directors and an officer of the Company currently serve or previously served as directors or officers of, or are affiliated with investment funds that hold interests in, certain clients. For the periods during which these entities were related parties, the Company recognized revenues from these clients of $4.4 million and $12.0 million during the three and nine months ended September 30, 2026, respectively, and $1.2 million and $5.9 million during the three and nine months ended September 30, 2025, respectively. Accounts receivable from these clients were $2.0 million and $0.7 million as of September 30, 2026 and December 31, 2025, respectively.

7. Income Taxes

The Company had an effective tax rate of 20.2% and (32.1)% for the three and nine months ended September 30, 2026, compared to an effective tax rate of (287.0)% and 5.0%, respectively, for the corresponding periods in 2025.

The effective tax rate for the three and nine months ended September 30, 2026 differed from the statutory rate primarily due to an increase in the valuation allowance recorded against the deferred tax asset related to interest expense limitation carryforward, partially offset by an income tax benefit related to the foreign currency loss on historical branch repatriations and remeasurement of deferred tax liability resulting from changes in applicable state tax rates.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, introducing significant amendments to the U.S. federal tax code. As a result of this legislation, the Company recorded a discrete income tax benefit of $2.7 million during the three months ended September 30, 2025, related to the remeasurement of the deferred tax asset on interest expense carryforwards and the corresponding adjustment to the valuation allowance. The effective tax rate for the three and nine months ended September 30, 2025 differed from the U.S. federal statutory rate primarily due to the change of a valuation allowance on disallowed interest expense carryforwards. The change in the valuation allowance reflects the impact of newly enacted tax legislation.

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

The tables below summarize revenues, significant expenses and operating income (loss) by reportable segment:

	Three Months Ended September 30, 2026
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$231,152	$431,619	$250,968	$913,739
Less:
Compensation and benefits	144,888	206,849	163,924	515,661
Reimbursable expenses[1]	6,098	125,763	—	131,861
Other segment items[2]	73,907	72,538	61,220	207,665
Depreciation and amortization	30,879	11,279	8,856	51,014
Total segment operating expenses	255,772	416,429	234,000	906,201

Total segment operating (loss) income	$(24,620)	$15,190	$16,968	$7,538

	Three Months Ended September 30, 2025
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$288,804	$377,707	$248,501	$915,012
Less:
Compensation and benefits	155,481	175,298	149,345	480,124
Reimbursable expenses[1]	30,767	103,363	—	134,130
Other segment items[2]	72,753	67,390	79,592	219,735
Depreciation and amortization	31,487	10,744	8,512	50,743
Income from investments in European joint venture	(1,408)	—	—	(1,408)
Gain on divestiture	(8,472)	—	—	(8,472)
Total segment operating expenses	280,608	356,795	237,449	874,852

Total segment operating income	$8,196	$20,912	$11,052	$40,160

	Nine Months Ended September 30, 2026
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$724,122	$1,233,410	$715,259	$2,672,791
Less:
Compensation and benefits	434,267	591,841	478,781	1,504,889
Reimbursable expenses[1]	48,493	361,589	—	410,082
Other segment items[2]	212,110	200,676	177,068	589,854
Depreciation and amortization	93,275	33,902	26,679	153,856
Loss on divestiture	718	—	—	718
Total segment operating expenses	788,863	1,188,008	682,528	2,659,399

Total segment operating (loss) income	$(64,741)	$45,402	$32,731	$13,392

	Nine Months Ended September 30, 2025
(in thousands)	Branded Services	Experiential Services	Retailer Services	Total Company
Revenues	$873,866	$1,039,433	$697,212	$2,610,511
Less:
Compensation and benefits	482,040	500,800	448,665	1,431,505
Reimbursable expenses[1]	102,272	295,597	—	397,869
Other segment items[2]	226,747	182,804	198,272	607,823
Depreciation and amortization	94,511	31,965	25,326	151,802
Income from investments in European joint venture	(5,566)	—	—	(5,566)
Gain on divestiture	(8,472)	—	—	(8,472)
Total segment operating expenses	891,532	1,011,166	672,263	2,574,961

Total segment operating (loss) income	$(17,666)	$28,267	$24,949	$35,550

(1) Reimbursable expenses are costs incurred in the delivery of services to the Company's clients that the client has agreed to reimburse, including media, sample, retailer fees and other marketing and production costs.

(2) The “other segment items” category primarily consists of costs incurred in the execution of service obligations, including supplies, technology, and other direct expenses such as travel and indirect general and administrative expenses such as professional fees as well as the expense for impairment of long-lived assets. These costs align with the segment-level information regularly provided to the CODM and represent the difference between revenue and the significant expense categories above in determining segment profitability.

9. Restructuring

In the first quarter of 2026, the Company initiated restructuring activities to align operating costs with revenue, reduce corporate costs, and transition certain back-office functions to a third-party operating model. Expenses incurred by segment for the three and nine months ended September 30, 2026, consisting primarily of employee termination costs, contract termination fees, and workforce transition costs, including employee rebadging to a third-party service provider, are summarized below.

(in thousands)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Branded Services	$418	$5,893
Experiential Services	—	475
Retailer Services	—	394
Total restructuring expenses	$418	$6,762

For the three and nine months ended September 30, 2026, $(0.5) million and $2.5 million, respectively, of these restructuring charges were recorded within Cost of revenues, with the remainder recorded within Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of September 30, 2026, an accrued restructuring liability of $3.0 million was outstanding.

Subsequent to September 30, 2026, the Company announced an expansion of its restructuring program to include a reduction in force, primarily in the Branded Services segment, and the exit of certain underutilized leases and other operating contracts. The Company expects to incur additional costs of approximately $7.0 million to $10.0 million through early 2027, primarily for employee severance, lease termination and other workforce transition activities, including technology and professional services. As the restructuring program was approved after September 30, 2026, no amounts have been recognized in the accompanying condensed consolidated financial statements.

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

11. Stock-Based Compensation

The Company has granted under the Company’s 2020 Incentive Award Plan, as amended (the “Plan”), nonqualified stock options, restricted stock units (“RSUs”), and performance restricted stock units (“PSUs”). Stock-based compensation expense is recognized based on the fair value at the grant date over the requisite service period. The Company recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total stock-based compensation before tax	$5,919	$7,415	$15,097	$20,483
Tax benefit	(1,229)	(1,491)	(2,955)	(3,635)
Total stock-based compensation expense included in net loss (income)	$4,690	$5,924	$12,142	$16,848

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

Year Granted	Number of Shares Threshold	Number of Shares Target	Number of Shares Maximum	Weighted Average Grant Date Fair Value Per Share	Maximum Remaining Unrecognized Compensation Expense	Weighted-average remaining requisite service periods
2026	41,528	83,055	166,110	$33.32	$3,501,163	2.6 years
2025	37,374	112,121	149,495	$32.67	$1,396,184	1.6 years
2024	15,326	25,787	28,220	$108.30	$499,616	0.6 years
2023	5,370	5,370	5,370	$71.00	$696	0.1 years

The following table summarizes the PSU activity for the nine months ended September 30, 2026:

	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	314,483	$49.20
Granted	88,455	$33.31
Distributed	(67,221)	$51.51
Forfeited	(56,459)	$48.66
PSU performance adjustment (1)	(52,925)	$52.34
Outstanding at September 30, 2026 (2)	226,333	$42.44

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

During the nine months ended September 30, 2026, the following activities involving RSUs occurred under the Plan:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2026	925,673	$42.64
Granted	971,403	$33.48
Distributed	(379,669)	$46.04
Forfeited	(166,252)	$38.17
Outstanding at September 30, 2026	1,351,155	$35.64

As of September 30, 2026, the total remaining unrecognized compensation cost related to RSUs amounted to $28.3 million, which is expected to be amortized over the weighted-average remaining requisite service periods of 2.3 years.

Stock Options

During the nine months ended September 30, 2026, the following activities involving nonqualified stock options occurred under the Plan:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	1,027,639	$111.56
Granted	244,000	$50.00
Exercised	(5,000)	$32.50
Forfeited	(119,257)	$144.71
Cancelled/Expired	(55,736)	$64.91
Outstanding at September 30, 2026	1,091,646	$96.92	5.7 years	$—
Exercisable at September 30, 2026	467,448	$87.33	5.4 years	$—

The fair value of the employee stock options was estimated using the following weighted average assumptions using a Black-Scholes option valuation model:

Period Ended September 30, 2026
Exercise Price	$50.00
Dividend yield	0.0%
Expected volatility	84.8%
Risk-free interest rate	4.0%
Expected term	6.5 years

As of September 30, 2026, the Company had approximately $4.4 million of total unrecognized compensation expense related to stock options, which the Company expects to recognize over a weighted-average period of approximately 3.0 years. The cash received for the exercise of options in the three and nine months ended September 30, 2026 was immaterial. There were no options exercised during the three and nine months ended September 30, 2025.

12. Earnings Per Share

The Company calculates earnings per share using a dual presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income attributable to stockholders of the Company by the weighted-average shares of common stock outstanding without the consideration for potential dilutive shares of common stock. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of performance stock units, restricted stock units, the employee stock purchase plan and stock options. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding and the potential dilutive shares of common stock for the period determined using the treasury stock method. During periods of net loss, diluted loss per share is equal to basic loss per share because the antidilutive effect of potential common shares is disregarded.

On March 26, 2026, the Company effected a 1-for-25 reverse stock split of its Class A common stock. The weighted average common shares and net loss reflect the Reverse Stock Split for all periods presented on the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The following is a reconciliation of basic and diluted (loss) earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and earnings per share data)	2026	2025	2026	2025
Net (loss) income	$(25,098)	$20,565	$(159,636)	$(66,005)

Weighted-average common shares outstanding - basic	12,816,638	13,036,847	12,936,856	12,959,545
Weighted average common shares outstanding	12,816,638	13,036,847	12,936,856	12,959,545
Performance stock units	—	149,090	—	—
Restricted stock units	—	395,234	—	—
Employee stock purchase plan and stock options	—	12,716	—	—
Weighted-average common shares outstanding - diluted	12,816,638	13,593,887	12,936,856	12,959,545

Net (loss) income per share - basic	$(1.96)	$1.58	$(12.34)	$(5.09)
Net (loss) income per share - diluted	$(1.96)	$1.51	$(12.34)	$(5.09)

In accordance with the treasury stock method the weighted average shares outstanding assuming dilution include the incremental effect of stock-based awards, except when such effect would be antidilutive. Stock-based awards of 0.6 million and 0.4 million weighted-average shares were outstanding for the three and nine months ended September 30, 2026, respectively, but were not included in the computation of diluted (loss) earnings per common share because the net loss position of the Company made them antidilutive. Stock-based awards of 0.4 million weighted-average shares were outstanding for the nine months ended September 30, 2025, but were not included in the computation of diluted loss per common share because the net loss position of the Company made them antidilutive.

13. Subsequent Events

Subsequent to September 30, 2026, the Company announced a strategic realignment initiative. Additional information regarding the initiative is included in Note 9, Restructuring.

On October 15, 2026, the Company entered into a pay-fixed, receive-floating interest rate swap with a notional amount of $50.0 million that matures on October 15, 2029. Under the swap, the Company pays a fixed rate of 4.729% and receives one-month Term SOFR. This effectively fixes the interest rate on $50.0 million of borrowings under the 2030 Term Loan Facility at an all-in rate of approximately 10.73% (4.729% plus the 6.00% applicable margin).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”), including the section titled “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) including statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, our business, our beliefs and our management’s assumptions. Such words as “expect,” “anticipate,” “outlook,” “could,” “target,” “project,” “intend,” “plan,” “believe,” “seek,” “estimate,” “should,” “may,” “assume” and “continue” as well as variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain such terms. These statements are not guarantees of future performance and they involve certain risks, uncertainties and assumptions that are difficult to predict. We have based our forward-looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that actual outcomes and results may differ materially from what is expressed, implied or forecasted by our forward-looking statements. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”). Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission (the “SEC”), we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this Quarterly Report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

We report financial results for the following three reportable segments. Through our Branded Services segment, which generated approximately 27.1% and 33.5% of our revenues in the nine months ended September 30, 2026 and 2025, respectively, we provide services to CPG brands through three main categories: brokerage, branded merchandising and omni-commerce marketing services. Through our Experiential Services segment, which generated approximately 46.1% and 39.8% of our revenues in the nine months ended September 30, 2026 and 2025, respectively, we help brands and retailers reach consumers and convert shoppers into buyers through in-store and online sampling and demonstrations. Through our Retailer Services segment, which generated approximately 26.8% and 26.7% of our revenues in the nine months ended September 30, 2026 and 2025, respectively, we provide end-to-end advisory, retailer merchandising and agency services to retailers.

Our quarterly results are seasonal in nature, with the fourth fiscal quarter typically generating a higher proportion of our revenues than other fiscal quarters, as a result of higher consumer spending. We generally record slightly lower revenues in the first fiscal quarter of each year, as our clients begin to roll out new programs for the year, and consumer spending generally is less in the first fiscal quarter than other quarters. The timing of our clients’ marketing expenses, associated with marketing campaigns and new product launches, along with variability in project activity in our Retailer Services and Branded Services segments, can also result in fluctuations from one quarter to another.

Recent Developments

For the third quarter of 2026, we reported revenues of $913.7 million and a net loss of $25.1 million, compared to revenues of $915.0 million and net income of $20.6 million in the same period of the prior year. Operating income was $7.5 million, a decrease of $32.6 million, which included $8.1 million of noncash impairment charges and the absence of an

$8.5 million gain on divestiture and $1.4 million of income from our European joint venture recognized in the third quarter of 2025.

Our Experiential Services segment delivered another strong quarter of revenue growth, resulting in the seventh sequential quarter of growth, driven by continued favorable demand and execution. The Retailer Services segment experienced modest revenue growth, driven by retailer merchandising and private brand advisory services, partially offset by lower product sales on our specialized import business. Branded Services results remained under pressure, reflecting lower volumes, client losses and reduced scope of services as consumer brands and retailers navigate an uncertain macroeconomic environment that continues to weigh on consumer spending. On a consolidated basis, operating income was $7.5 million in the third quarter of 2026, a decline of $32.6 million year-over-year. The decrease reflected declines of $32.8 million in Branded Services, and $5.7 million in Experiential Services, partially offset by an increase of $5.9 million in Retailer Services. On a consolidated basis, Adjusted EBITDA, a non-GAAP financial measure, was $85.4 million in the third quarter of 2026, a decrease of $14.2 million as compared to $99.6 million for the same period in the prior year. The decrease reflected declines of $24.1 million in Branded Services, partially offset by an increase of $9.8 million in Retailer Services. Adjusted EBITDA for Experiential Services was effectively flat year over year.

Year-over-year comparisons are affected by divestitures completed after the third quarter of 2025. The divested businesses contributed approximately $5.4 million and $2.8 million of Revenues and Adjusted EBITDA, respectively, to our third quarter of 2025, which are not reflected in the same period of 2026.

During the third quarter of 2026, we paused our technology development related to a new human capital management (“HCM”) system and recorded an impairment of previously capitalized software development costs. We are reassessing the scope, design, and timing of the system against our current business needs.

Subsequent to September 30, 2026, we announced a strategic realignment initiative intended to align our cost structure with current revenue levels. The initiative includes a reduction in force of certain full-time employees, primarily in our Branded Services segment, the exit of certain underutilized leases and the exit of other operating contracts. We estimate that we will incur additional costs of approximately $7.0 million to $10.0 million prior to completion in early 2027, primarily related to employee severance, lease termination and other workforce transition activities, including technology and professional services. See Note 9—Restructuring to our accompanying unaudited condensed consolidated financial statements.

Executive Summary

	Three Months Ended September 30,		Change Reported		Nine Months Ended September 30,		Change Reported
(amounts in thousands)	2026	2025	$	%	2026	2025	$	%
Revenues	$913,739	$915,012	$(1,273)	(0.1)%	$2,672,791	$2,610,511	$62,280	2.4%
Operating income	7,538	40,160	(32,622)	(81.2)%	$13,392	$35,550	$(22,158)	(62.3)%
Net (loss) income	(25,098)	20,565	(45,663)	(222.0)%	$(159,636)	$(66,005)	$(93,631)	(141.9)%
Adjusted Net (Loss) Income (1)	20,866	53,961	(33,095)	(61.3)%	$(16,841)	$52,335	$(69,176)	(132.2)%

Adjusted EBITDA(1)
Branded Services	17,604	41,657	(24,053)	(57.7)%	$60,263	$103,638	$(43,375)	(41.9)%
Experiential Services	35,425	35,320	105	0.3%	95,681	73,276	22,405	30.6%
Retailer Services	32,348	22,577	9,771	43.3%	73,015	67,228	5,787	8.6%
Adjusted EBITDA	$85,377	$99,554	$(14,177)	(14.2)%	$228,959	$244,142	$(15,183)	(6.2)%

(1)
Adjusted Net (Loss) Income and Adjusted EBITDA are financial measures that are not calculated in accordance with GAAP. For a discussion of our presentation of Adjusted Net (Loss) Income and Adjusted EBITDA and reconciliations of Net loss to Adjusted Net (Loss) Income and Adjusted EBITDA, see “Non-GAAP Financial Measures.”

In the third quarter of 2026, revenues were $913.7 million, which represented a $1.3 million or 0.1% decrease as compared to the same period last year. Reimbursable expenses accounted for a net $2.3 million decrease (a $24.7 million decrease in Branded Services partially offset by a $22.4 million increase in Experiential Services), with the offsetting $1.0 million increase driven by growth in Experiential Services and Retailer Services of $31.5 million and $2.5 million, respectively, substantially offset by a decline in Branded Services of $33.0 million.

For the nine months ended September 30, 2026, revenues were $2,672.8 million, which represented a $62.3 million or 2.4% increase as compared to the same period last year. Reimbursable expenses accounted for $12.2 million or 19.6% of the increase (a $66.0 million increase in Experiential Services partially offset by a $53.8 million decrease in Branded Services), with the remaining increase of $50.1 million driven by growth in Experiential Services and Retailer Services of $128.0 million and $18.1 million, respectively, partially offset by a decline in Branded Services of $96.0 million.

We generated operating income of $7.5 million in the third quarter of 2026, compared to $40.2 million in the prior year period. The $32.6 million decrease included: i) $8.1 million of noncash impairment charges and a $2.0 million litigation settlement reserve in the third quarter of 2026; (ii) the absence of an $8.5 million gain on divestiture and $1.4 million of European joint venture income recognized in the third quarter of 2025; (iii) the absence of $5.0 million of COVID-19 related employee retention credits recognized in the third quarter of 2025, which was partially offset by $3.4 million lower restructuring, reorganization and transformation-related expenses and $1.5 million lower stock-based compensation expense. The remaining decline reflected lower revenues in Branded Services and higher cost of revenue in Experiential Services, partially offset by lower cost of revenues in Retailer Services.

For the nine months ended September 30, 2026, operating income was $13.4 million, a decrease of $22.2 million, as $15.7 million of lower restructuring, reorganization and transformation-related expenses and $5.4 million of lower stock-based compensation expense were more than offset by the current year noncash impairment charges of $8.1 million, the absence of the prior year divestiture gain of $8.5 million and joint venture income of $5.6 million, the absence of prior year $5.7 million of COVID-19 related employee retention credits and lower revenues in Branded Services.

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025

The following table sets forth items derived from the Company’s consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 in dollars and as a percentage of total revenues.

	Three Months Ended September 30,				Nine Months Ended September 30,
(amounts in thousands)	2026		2025		2026		2025
Revenues	$913,739	100.0%	$915,012	100.0%	$2,672,791	100.0%	$2,610,511	100.0%
Cost of revenues (exclusive of depreciation and amortization shown separately below)	784,613	85.9%	776,421	84.9%	2,330,018	87.2%	2,246,107	86.0%
Selling, general, and administrative expenses	62,483	6.8%	57,568	6.3%	166,716	6.2%	191,090	7.3%
Impairment of long-lived assets	8,091	0.9%	—	0.0%	8,091	0.3%	—	0.0%
Depreciation and amortization	51,014	5.6%	50,743	5.5%	153,856	5.8%	151,802	5.8%
(Gain) loss on divestiture, net	—	0.0%	(8,472)	(0.9)%	718	0.0%	(8,472)	(0.3)%
Income from investments in European joint venture	—	0.0%	(1,408)	(0.2)%	—	0.0%	(5,566)	(0.2)%
Total operating expenses	906,201	99.2%	874,852	95.6%	2,659,399	99.5%	2,574,961	98.6%
Operating income	7,538	0.8%	40,160	4.4%	13,392	0.5%	35,550	1.4%
Other expenses (income):
Interest expense, net	38,758	4.2%	34,954	3.8%	113,520	4.2%	105,128	4.0%
Income from unconsolidated investments	(1,131)	(0.1)%	—	0.0%	(5,992)	(0.2)%	—	0.0%
Other expense, including debt fees	1,372	0.2%	(109)	0.0%	26,723	1.0%	(83)	0.0%
Total other expenses	38,999	4.3%	34,845	3.8%	134,251	5.0%	105,045	4.0%
(Loss) income before income tax expense	(31,461)	(3.4)%	5,315	0.6%	(120,859)	(4.5)%	(69,495)	(2.7)%
Income tax (benefit) expense	(6,363)	(0.7)%	(15,250)	(1.7)%	38,777	1.5%	(3,490)	(0.1)%
Net (loss) income	$(25,098)	(2.7)%	$20,565	2.2%	$(159,636)	(6.0)%	$(66,005)	(2.5)%

Other Financial Data
Adjusted Net (Loss) Income (1)	$20,866	2.3%	$53,961	5.9%	$(16,841)	(0.6)%	$52,335	2.0%
Adjusted EBITDA (1)	$85,377	9.3%	$99,554	10.9%	$228,959	8.6%	$244,142	9.4%

Comparison of the Three Months Ended September 30, 2026 and 2025

Revenues

	Three Months Ended September 30,		Change
(amounts in thousands)	2026	2025	$	%
Branded Services	$231,152	$288,804	$(57,652)	(20.0)%
Experiential Services	431,619	377,707	53,912	14.3%
Retailer Services	250,968	248,501	2,467	1.0%
Total revenues	$913,739	$915,012	$(1,273)	(0.1)%

Branded Services segment revenues decreased $57.7 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease includes a $24.7 million reduction in revenues from reimbursable expenses. Also impacting year over year comparisons, $5.4 million of revenues were reported in 2025 that did not occur in 2026 due to divestitures. Excluding the impact of reimbursable expenses and divestitures, the remaining decrease of $27.7 million was primarily attributable to lower volumes, client losses and reductions in scope of services, including the carryover effect of losses that occurred during 2025, which more than offset new business wins and price increases. These trends reflect continued macroeconomic uncertainty, as clients continue to manage their brand support spending with heightened scrutiny during the period.

Experiential Services segment revenues increased $53.9 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The increase includes $22.4 million of higher revenues from reimbursable expenses. Excluding the impact of reimbursable expenses, the remaining increase of $31.5 million was primarily driven by higher event volume on improved demand and execution rates, and higher average pricing.

Retailer Services segment revenues increased $2.5 million during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 driven primarily by a higher volume of retail merchandising engagements, and higher volumes in private brands, where we earn commissions, partially offset by lower revenues in our specialized import business.

Cost of Revenues

Cost of revenues as a percentage of revenues for the three months ended September 30, 2026 was 85.9%, as compared to 84.9% for the three months ended September 30, 2025. Reimbursable expenses decreased $2.3 million. Excluding reimbursable expenses, cost of revenues increased $10.5 million. The increase was driven primarily by higher variable labor costs, primarily in Experiential Services on higher event volume, higher indirect costs, and an increase in our litigation reserve. These increases were partially offset by lower product costs in our specialized import business, lower fixed direct labor costs, refunds on prior year tariff costs, and lower employee benefit expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses as a percentage of revenues for the three months ended September 30, 2026 was 6.8%, compared to 6.3% for the three months ended September 30, 2025. The increase was driven primarily by the absence of $5.0 million of COVID-19 related employee retention credits recognized in the third quarter of 2025 and higher shared services corporate costs, partially offset by $3.4 million lower restructuring, reorganization and transformation-related expenses and $1.5 million lower stock-based compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense was $51.0 million for the three months ended September 30, 2026 compared to $50.7 million for the three months ended September 30, 2025. The net increase was primarily due to a $0.9 million increase in depreciation expense as a result of an increase in IT-related investments, partially offset by a $0.6 million decrease in intangible asset amortization expense driven by certain assets becoming fully amortized in the prior period.

Impairment of Long-Lived Assets

During the three months ended September 30, 2026, we paused our technology development related to a new HCM system and recorded an impairment of $8.1 million of previously capitalized software development costs. The impairment was allocated to our segments, with $2.9 million in Branded Services, $2.9 million in Experiential Services and $2.3 million in Retailer Services. The Company continues to evaluate the project and the related contractual arrangement. There was no impairment in the three months ended September 30, 2025.

(Gain) Loss on Divestiture, net and Income from Investments in European Joint Venture

The three months ended September 30, 2025 included an $8.5 million gain on divestiture of our ownership interest in an equity method investment and $1.4 million of income from our investments in the European joint venture, which was presented in operating income. There was no gain or loss on divestiture and no such income in the three months ended September 30, 2026. Beginning in 2026, our proportionate share of earnings of the retained investment is presented in Other expenses (income).

Operating Income (Loss)

	Three Months Ended September 30,		Change
(amounts in thousands)	2026	2025	$	%
Branded Services	$(24,620)	$8,196	$(32,816)	(400.4)%
Experiential Services	15,190	20,912	(5,722)	(27.4)%
Retailer Services	16,968	11,052	5,916	53.5%
Total operating income	$7,538	$40,160	$(32,622)	(81.2)%

In the Branded Services segment, the segment moved from operating income of $8.2 million to an operating loss of $24.6 million during the three months ended September 30, 2026, as compared to the same period in the prior year. The change was primarily due to lower revenues, as discussed above, the absence of an $8.5 million gain on divestiture and $1.4 million of equity earnings in our European joint venture recognized in the third quarter of 2025, and an allocated $2.9 million long-lived asset impairment, partially offset by lower cost of revenues of $36.6 million, primarily on lower labor costs, depreciation and amortization of $0.6 million and selling, general and administrative expenses of $0.4 million, as discussed above.

In the Experiential Services segment, the decrease in operating income to $15.2 million during the three months ended September 30, 2026, as compared to $20.9 million in the same period in the prior year, was primarily due to higher cost of revenues of $51.8 million, primarily on higher variable direct labor costs and a litigation settlement reserve, higher selling, general and administrative expenses of $4.4 million, primarily on higher shared service corporate costs, and an allocated $2.9 million long-lived asset impairment, partially offset by higher revenues, as discussed above.

In the Retailer Services segment, the increase in operating income to $17.0 million during the three months ended September 30, 2026, as compared to $11.1 million in the same period in the prior year, was primarily due to lower cost of revenues of $7.0 million, primarily on lower product costs, and higher revenues, as discussed above, partially offset by an allocated $2.3 million long-lived asset impairment, higher selling, general and administrative expenses of $0.9 million and higher depreciation expense of $0.3 million.

Interest Expense, net

Interest expense, net increased by $3.8 million, to $38.8 million for the three months ended September 30, 2026, from $35.0 million for the three months ended September 30, 2025. The increase was driven primarily by a higher average borrowing rate during the third quarter of 2026 as compared to the same period in the prior year, partially offset by a lower average debt balance outstanding, both of which are significantly driven by the refinancing of our outstanding debt in the first quarter of 2026. Additional information regarding the debt refinancing is included in “Liquidity and Capital Resources—Credit Facilities.”

Income from Unconsolidated Investments

Income from unconsolidated investments was $1.1 million for the three months ended September 30, 2026. Beginning in 2026, our proportionate share of earnings of our equity method investments, including the retained European joint venture, is presented within Other expenses (income) within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. In the three months ended September 30, 2025, $1.4 million of income from the European joint venture was presented in Operating income within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Other Expense, including Debt Fees

Other expense, including debt fees was $1.4 million for the three months ended September 30, 2026, compared to other income of $0.1 million for the three months ended September 30, 2025, and consisted of a $0.7 million loss on the disposition of a non-marketable equity security and $0.7 million of third-party fees associated with the debt refinancing.

Provision for Income Taxes

We recognized income tax benefits of $6.4 million and $15.3 million for the three months ended September 30, 2026 and 2025, respectively. The year-over-year change primarily reflects an increase in the valuation allowance recorded against the deferred tax asset related to interest expense limitation carryforward and partially offset by an income tax benefit recorded on foreign currency loss on historical branch repatriations for a recently filed election.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Revenues

	Nine Months Ended September 30,		Change
(amounts in thousands)	2026	2025	$	%
Branded Services	$724,122	$873,866	$(149,744)	(17.1)%
Experiential Services	1,233,410	1,039,433	193,977	18.7%
Retailer Services	715,259	697,212	18,047	2.6%
Total revenues	$2,672,791	$2,610,511	$62,280	2.4%

Branded Services segment revenues decreased $149.7 million for the nine months ended September 30, 2026, as compared to nine months ended September 30, 2025. The decrease includes a $53.8 million reduction in revenues from reimbursable expenses. Also impacting year over year comparisons, $15.2 million in revenues were reported in 2025 that did not occur in 2026 due to divestitures. Excluding the impact of reimbursable expenses and divestitures, the remaining decrease was primarily attributable to lower volumes, client losses and reductions in scope of services, including the carryover effect of losses that occurred during 2025, which more than offset new business wins. These trends reflect continued macroeconomic uncertainty, as clients continue to manage their brand support spending with heightened scrutiny during the period.

Experiential Services segment revenues increased $194.0 million during the nine months ended September 30, 2026, as compared to nine months ended September 30, 2025. The increase includes $66.0 million of additional revenues from reimbursable expenses. Excluding the impact of reimbursable expenses, the remaining increase of $128.0 million was primarily driven by higher event volume on improved demand and execution, and higher average pricing.

Retailer Services segment revenues increased $18.0 million during the nine months ended September 30, 2026, as compared to nine months ended September 30, 2025, which was driven primarily by higher volume of retail merchandise engagements and higher volumes in private brands, where we earn commissions, partially offset by lower revenues in our specialized import business.

Cost of Revenues

Cost of revenues as a percentage of revenues for the nine months ended September 30, 2026 was 87.2%, as compared to 86.0% for the same period in the prior year. Reimbursable expenses increased $12.2 million. Excluding reimbursable expenses, cost of revenues increased $71.7 million. The increase was driven primarily by higher variable labor costs, primarily in Experiential Services on higher event volume, higher indirect costs, including $5.0 million of restructuring and reorganization charges, higher workers’ compensation costs and an increase in our litigation reserve. These increases were partially offset by lower product costs in our specialized import business, including refunds on prior year tariff costs, lower fixed direct labor costs and lower medical and other employee benefit expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses as a percentage of revenues for the nine months ended September 30, 2026 was 6.2%, compared to 7.3% for the nine months ended September 30, 2025. The decrease was driven primarily by $20.7 million lower restructuring, reorganization and transformation-related expenses, $5.4 million lower stock-based compensation expense, lower shared services corporate costs and $3.2 million lower expected credit losses, partially offset by the absence of $5.7 million of COVID-19 related employee retention credits recognized in the prior year period.

Depreciation and Amortization Expense

Depreciation and amortization expense was $153.9 million for the nine months ended September 30, 2026 compared to $151.8 million for the nine months ended September 30, 2025. The net increase was primarily due to a $4.0 million increase in depreciation expense as a result of an increase in IT-related investments, including software placed in service for our global enterprise resource planning system, partially offset by a $1.9 million decrease in intangible asset amortization expense driven by certain assets becoming fully amortized in the prior period.

Impairment of Long-Lived Assets

During the nine months ended September 30, 2026, we paused our technology development related to a new HCM system and recorded an impairment of $8.1 million of previously capitalized software development costs. The impairment was allocated to our segments, with $2.9 million in Branded Services, $2.9 million in Experiential Services and $2.3 million in Retailer Services. The Company continues to evaluate the project and the related contractual arrangement. There was no impairment in the nine months ended September 30, 2025.

(Gain) Loss on Divestiture, net and Income from Investments in European Joint Venture

The nine months ended September 30, 2026 included a net loss of $0.7 million related to the sale of an investment in a private company compared to an $8.5 million gain on divestiture of our remaining 7.5% ownership interest in our combined foodservice business for nine months ended September 30, 2025.

Income from Investments in European Joint Venture was $5.6 million for the nine months ended September 30, 2025, which was presented in operating income. Beginning in 2026, our proportionate share of earnings of the retained investment is presented in Other expenses (income).

Operating Income (Loss)

	Nine Months Ended September 30,		Change
(amounts in thousands)	2026	2025	$	%
Branded Services	$(64,741)	$(17,666)	$(47,075)	(266.5)%
Experiential Services	45,402	28,267	17,135	60.6%
Retailer Services	32,731	24,949	7,782	31.2%
Total operating income	$13,392	$35,550	$(22,158)	(62.3)%

In the Branded Services segment, the increase in operating loss to $64.7 million during the nine months ended September 30, 2026, as compared to an operating loss of $17.7 million in the same period in the prior year, was primarily due to lower revenues, as discussed above, the absence of an $8.5 million gain on divestiture and $5.6 million of equity earnings in our European joint venture recognized in the prior year period, and an allocated $2.9 million long-lived asset impairment, partially offset by lower cost of revenues of $100.9 million, primarily on lower labor costs, lower selling, general and administrative expenses of $18.1 million, primarily on lower restructuring, reorganization and transformation-related expenses, and lower depreciation and amortization of $1.2 million.

In the Experiential Services segment, the increase in operating income to $45.4 million during the nine months ended September 30, 2026, as compared to $28.3 million in the same period in the prior year, was primarily due to higher revenues, as discussed above, partially offset by higher cost of revenues of $169.4 million, primarily on higher variable direct labor costs and shared services costs, higher selling, general and administrative expenses of $2.5 million, higher depreciation of $1.9 million and an allocated $2.9 million long-lived asset impairment charge.

In the Retailer Services segment, the increase in operating income to $32.7 million during the nine months ended September 30, 2026, as compared to $24.9 million in the same period in the prior year, was primarily due to lower selling, general and administrative expenses of $8.8 million, primarily on lower restructuring, reorganization and transformation-related expenses, and higher revenues, as discussed above, partially offset by higher cost of revenues of $15.4 million, primarily on higher variable direct labor costs, an allocated $2.3 million long-lived asset impairment charge and higher depreciation expense of $1.4 million.

Interest Expense, net

Interest expense, net increased by $8.4 million to $113.5 million for the nine months ended September 30, 2026, from $105.1 million for the same period in the prior year. The increase was driven primarily by a higher average borrowing rate during the nine months ended September 30, 2026 as compared to the same period in the prior year, partially offset by a lower average debt balance outstanding, both of which are significantly driven by the refinancing of our outstanding debt in the first quarter of 2026. Additional information regarding the debt refinancing is included in “Liquidity and Capital Resources—Credit Facilities.”

Income from Unconsolidated Investments

Income from unconsolidated investments was $6.0 million for the nine months ended September 30, 2026. Beginning in 2026, our proportionate share of earnings of our equity method investments, including the retained European joint venture, is presented within Other expenses (income) within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. In the nine months ended September 30, 2025, $5.6 million of income from the European joint venture was presented in Operating income within the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Other Expense, including Debt Fees

Other expense, including debt fees was $26.7 million for the nine months ended September 30, 2026, compared to other income of $0.1 million for the nine months ended September 30, 2025, and consisted of $21.0 million of third-party fees associated with the refinancing and $5.7 million of impairment and loss on non-marketable equity securities.

Provision for Income Taxes

We recognized a provision for income taxes of $38.8 million and a benefit of $3.5 million for the nine months ended September 30, 2026 and 2025, respectively. The year-over-year change primarily reflects an increase in the valuation allowance recorded against the deferred tax asset related to interest expense limitation carryforward and partially offset by an income tax benefit recorded on foreign currency loss on historical branch repatriations for a recently filed election.

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

We define Adjusted Net (Loss) Income, as net loss adjusted for (i) non-operating income or expense and (ii) the impact of certain non-cash, nonrecurring or other items included in net (loss) income that we do not consider indicative of our ongoing operating performance, which may include acquisition and divestiture related expenses, gains and losses; gains and losses on extinguishments of debt; litigation expenses, net of recoveries on matters not representative of our ongoing business; amortization of intangible assets; impairments; incremental expenses on restructuring and reorganization activities associated with certain transformation programs; further adjusted for the related income tax impact associated with these items. A full listing of adjustments to net loss is provided elsewhere in this document.

Adjusted EBITDA consists of net loss before interest, taxes, depreciation and amortization, further adjusted for (i) non-operating income or expense and (ii) the impact of certain non-cash, nonrecurring or other items included in net (loss) income that we do not consider indicative of our ongoing operating performance, which may include acquisition and divestiture related expenses, gains and losses; stock-based compensation expenses; litigation expenses, net of recoveries on matters not representative of our ongoing business; impairments; and incremental expenses on restructuring and reorganization activities associated with certain transformation programs. A full listing of adjustments to net loss is provided elsewhere in this document.

Adjusted EBITDA by Segment consists of operating (loss) income by segment before interest, taxes, depreciation and amortization, further adjusted for the impact of certain non-cash, nonrecurring or other items included in net (loss) income that we do not consider indicative of our ongoing operating performance, which may include acquisition and divestiture related expenses, gains and losses; stock-based compensation expenses; litigation expenses, net of recoveries on matters not representative of our ongoing business; impairments; and incremental expenses on restructuring and reorganization activities associated with certain transformation programs. A full listing of adjustments to operating income (loss) is provided elsewhere in this document.

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

Non-GAAP financial measures are subject to inherent limitations as they reflect the exercise of judgments by management about which expense and income are excluded or included in determining these non-GAAP financial measures. Additionally, other companies may calculate non-GAAP measures differently, or may use other measures to calculate their financial performance, and therefore the Company's non-GAAP measures may not be directly comparable to similarly titled measures of other companies.

Adjusted Net (Loss) Income

A reconciliation of Adjusted Net Income (Loss) to Net (loss) income is provided in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net (loss) income	$(25,098)	$20,565	$(159,636)	$(66,005)
Debt financing costs (a)	666	—	22,196	—
Impairment of long-lived assets	8,091	—	8,091	—
Impairment of non-marketable equity securities (f)	—	—	5,000	—
Equity-based compensation of Karman Topco L.P. (g)	—	—	—	(1,524)
Acquisition and divestiture expenses, net of (gains) losses (d)	886	(8,221)	1,956	(7,741)
Restructuring expenses (b)	418	—	6,762	931
Reorganization and transformation-related expenses (c)	5,949	9,775	16,891	38,445
Litigation expenses, net of recoveries (e)	2,172	50	2,927	963
Amortization of intangible assets	42,272	42,918	126,856	128,752
Gain on repurchases of Term Loan Facility and Notes (i)	—	—	—	(1,624)
Other	706	312	706	902
Tax adjustments related to non-GAAP adjustments (j)	(15,196)	(11,438)	(48,590)	(40,764)
Adjusted Net Income (Loss)	$20,866	$53,961	$(16,841)	$52,335

Adjusted EBITDA

Reconciliations of Adjusted EBITDA to Net (loss) income are provided in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net (loss) income	$(25,098)	$20,565	$(159,636)	$(66,005)
Interest expense, net	38,758	34,954	113,520	105,128
Income tax (benefit) expense	(6,363)	(15,250)	38,777	(3,490)
Depreciation and amortization	51,014	50,743	153,856	151,802
Impairment of long-lived assets	8,091	—	8,091	—
Stock-based compensation expense	5,919	7,415	15,097	20,483
Debt financing costs (a)	666	—	21,018	—
Restructuring expenses (b)	418	—	6,762	931
Reorganization and transformation-related expenses (c)	5,949	9,775	16,891	38,445
Acquisition and divestiture expenses, net of (gains) losses (d)	886	(8,221)	1,956	(7,741)
Litigation expenses, net of recoveries (e)	2,172	50	2,927	963
Impairment of non-marketable equity securities (f)	—	—	5,000	—
COVID-19 government relief payments received	—	(5,008)	—	(5,723)
Equity-based compensation of Karman Topco L.P. (g)	—	—	—	(1,524)
EBITDA for economic interests in investments (h)	2,259	4,219	3,994	9,971
Other	706	312	706	902
Adjusted EBITDA	$85,377	$99,554	$228,959	$244,142

Financial information by segment, including a reconciliation of Adjusted EBITDA by Segment to operating (loss) income, the closest GAAP financial measure, is provided in the following table:

Branded Services segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating (loss) income	$(24,620)	$8,196	$(64,741)	$(17,666)
Depreciation and amortization	30,879	31,487	93,275	94,511
Impairment of long-lived assets	2,855	—	2,855	—
Stock-based compensation expense	2,533	3,066	5,734	7,607
Restructuring expenses (b)	418	—	5,893	358
Reorganization and transformation-related expenses (c)	1,723	4,410	5,658	17,130
Acquisition and divestiture expenses, net of (gains) losses (d)	254	(8,399)	1,245	(8,015)
Litigation expenses, net of recoveries (e)	172	324	357	1,258
COVID-19 government relief payments received	—	(1,646)	—	(1,891)
Equity-based compensation of Karman Topco L.P. (g)	—	—	—	375
EBITDA for economic interests in investments (h)	3,390	4,219	9,987	9,971
Branded Services segment Adjusted EBITDA	$17,604	$41,657	$60,263	$103,638

Experiential Services segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating income	$15,190	$20,912	$45,402	$28,267
Depreciation and amortization	11,279	10,744	33,902	31,965
Impairment of long-lived assets	2,940	—	2,940	—
Stock-based compensation expense	1,316	1,991	3,990	5,630
Restructuring expenses (b)	—	—	475	186
Reorganization and transformation-related expenses (c)	2,348	3,285	6,194	9,662
Acquisition and divestiture expenses, net of (gains) losses (d)	352	86	396	160
Litigation expenses, net of recoveries (e)	2,000	123	2,382	451
COVID-19 government relief payments received	—	(1,821)	—	(2,069)
Equity-based compensation of Karman Topco L.P. (g)	—	—	—	(976)
Experiential Services segment Adjusted EBITDA	$35,425	$35,320	$95,681	$73,276

Retailer Services segment	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Operating income	$16,968	$11,052	$32,731	$24,949
Depreciation and amortization	8,856	8,512	26,679	25,326
Impairment of long-lived assets	2,296	—	2,296	—
Stock-based compensation expense	2,070	2,358	5,373	7,246
Restructuring expenses (b)	—	—	394	387
Reorganization and transformation-related expenses (c)	1,878	2,080	5,039	11,653
Acquisition and divestiture expenses, net of (gains) losses (d)	280	92	315	114
Litigation expenses, net of recoveries (e)	—	24	188	239
COVID-19 government relief payments received	—	(1,541)	—	(1,763)
Equity-based compensation of Karman Topco L.P. (g)	—	—	—	(923)
Retailer Services segment Adjusted EBITDA	$32,348	$22,577	$73,015	$67,228

(a)

Debt financing costs, as reported in "Other expense, including debt fees" in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, represent the portion of debt financing costs incurred in connection with the refinancing of our 2030 Notes and 2030 Term Loan Facility.

(b)

Restructuring expenses represent employee and contract termination expenses associated with changes in business operation and strategy. In the three and nine months ended September 30, 2026, ($0.5) and $2.5 million of contract termination charges were charged to "Cost of revenues" in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. For all other periods presented, the remaining restructuring expenses were reported in "Selling, general and administrative expenses" in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

(f)

Impairment of non-marketable equity securities, as reported in "Other expense, including debt fees" in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, represents a non-cash fair value adjustment associated with a minority investment in a technology-enabled retail support company.

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

Liquidity and Capital Resources

Operating cash flow, as supplemented by the divestiture of non-core businesses identified over our transformation period, provides the primary source of cash to fund operating needs, capital expenditures and debt service. Excess cash is used to fund debt repurchases and share repurchases.

Our working capital as of September 30, 2026 was $371.4 million, compared to $540.0 million as of December 31, 2025, and included $131.3 million of cash and cash equivalents and $609.5 million of accounts receivable, net of allowance for expected credit losses, both of which will be a significant source of ongoing liquidity. The decrease in working capital primarily reflects the decrease in cash and cash equivalents, which resulted from $124.9 million of debt repayments and $34.9 million of fees paid in connection with the Refinancing, scheduled principal payments of $19.4 million, and share repurchases of $19.3 million, partially offset by cash provided by operating activities, as well as increases in other accrued expenses and in the current portion of long-term debt and a decrease in prepaid expenses and other current assets. As of September 30, 2026, we had the ability to borrow up to $395.7 million under our 2030 ABL after consideration of the borrowing base limitations and outstanding letters of credit.

We believe our cash on hand, cash flows from operations and current and possible future credit facilities will be sufficient to satisfy our working capital requirements, purchase commitments, debt service requirements, restructuring and transformation initiatives, capital expenditures, and other financing requirements for at least the next twelve months and for the foreseeable future thereafter.

Cash Flows

A summary of our cash operating, investing and financing activities are shown in the following table:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$68,234	$15,902
Net cash provided by investing activities	4,132	8,827
Net cash used in financing activities	(180,336)	(32,410)
Net effect of foreign currency changes on cash, cash equivalents and restricted cash	(1,592)	178
Net change in cash, cash equivalents and restricted cash	$(109,562)	$(7,503)

Cash, cash equivalents and restricted cash decreased $109.6 million during the nine months ended September 30, 2026, primarily as a result of the use of cash for the Refinancing, scheduled principal payments and share repurchases. Cash, cash equivalents and restricted cash increased $29.0 million during the third quarter.

Net Cash Provided by Operating Activities

Cash provided by operating activities during the nine months ended September 30, 2026 was $68.2 million compared to cash provided by operating activities of $15.9 million during the nine months ended September 30, 2025, representing an increase of $52.3 million. The increase primarily reflects $101.5 million of favorable changes in operating assets and liabilities and $2.9 million of distributions received from equity method investments, partially offset by $52.1 million lower cash generated before changes in operating assets and liabilities. The favorable changes in operating assets and liabilities were primarily a $48.8 million decrease in prepaid expenses and other assets, compared to a $1.9 million increase in the prior year period, a $30.8 million favorable change in other accrued expenses and other liabilities, an $17.0 million smaller decrease in accrued compensation and benefits, and a $12.9 million smaller increase in accounts receivable, partially offset by an $11.6 million decrease in deferred revenue. Cash payments during the nine months ended September 30, 2026 included $96.8 million of interest, $34.5 million of income taxes, and $23.1 million of reorganization and restructuring costs.

Cash provided by operating activities during the nine months ended September 30, 2025 was $15.9 million, and reflects $82.7 million of cash generated before changes in operating assets and liabilities, partially offset by $66.8 million of unfavorable changes in operating assets and liabilities. The unfavorable changes in operating assets and liabilities were primarily a $32.9 million decrease in accrued compensation and benefits, a $30.1 million increase in accounts receivable, and an $18.4 million decrease in other accrued expenses and other liabilities, partially offset by a $10.2 million increase in accounts payable and a $6.2 million increase in deferred revenue. Cash payments during the nine months ended September 30, 2025 included $98.0 million of interest, $16.7 million of income taxes, and $44.1 million of reorganization and restructuring costs.

Net Cash Provided by Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2026 primarily consisted of $27.5 million in deferred proceeds from the sale of Jun Group completed in 2024 and $13.9 million cash received for sales of equity method and other investments. These cash inflows were partially offset by purchases of property and equipment of $31.2 million, primarily driven by investments in software, including our enterprise resource planning systems, and purchases of investments in unconsolidated affiliates of $6.1 million.

Net cash provided by investing activities during the nine months ended September 30, 2025 primarily consisted of $22.5 million in deferred proceeds from the sale of Jun Group and $18.6 million in cash received for the sale of equity method investments. These cash inflows were partially offset by the purchase of property and equipment of $28.7 million, primarily driven by investments in software, including our enterprise resource planning systems, which includes upgrading our information system platform, and the purchase of investments in unconsolidated affiliates of $3.6 million.

Net Cash Used in Financing Activities

Cash flows used in financing activities during the nine months ended September 30, 2026 were primarily related to $124.9 million for repayment of the 6.5% Senior Secured Notes and the Term Loan Facility debt; $13.9 million payment of deferred financing fees in connection with the Refinancing (as defined below); $19.4 million for three quarterly principal payments for the 2030 Term Loan Facility; $19.3 million for payments related to the 2021 Share Repurchase Program (as defined below); and $4.6 million for payments for taxes related to net share settlement of equity awards. During the nine months ended September 30, 2026, we borrowed and repaid $170.0 million under the 2030 ABL, and no amounts were outstanding as of September 30, 2026.

Cash flows used in financing activities during the nine months ended September 30, 2025 were primarily related to $18.2 million of repurchases of 6.5% Senior Secured Notes, repayment of principal on the Term Loan Facility of $9.9 million, and payments for taxes related to net share settlement of $3.7 million.

Credit Facilities

During the first quarter of 2026, we completed, through our indirect wholly-owned subsidiary, Advantage Sales & Marketing Inc. (the “Borrower”), a refinancing transaction (the “Refinancing”) designed to extend maturities and modify our capital structure, which is more fully described in Note 4—Debt to the condensed consolidated financial statements. As of September 30, 2026, we had $395.7 million of unused availability under our 2030 ABL after giving effect to borrowing base limitations and $62.0 million of outstanding letters of credit. As of September 30, 2026, we had $1,578.6 million of principal outstanding under our debt agreements, compared to $1,687.8 million as of December 31, 2025, and the decrease reflects $144.3 million of repayments, partially offset by $35.1 million of payment-in-kind fees added to principal. As of September 30, 2026, we were in compliance with all applicable covenants. The fixed charge coverage ratio covenant under the 2030 ABL is tested only when excess availability falls below the greater of $25 million and 10% of the lesser of the borrowing base and the maximum borrowing capacity, and was not in effect as of September 30, 2026.

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

During the three and nine months ended September 30, 2026, we purchased through the open market and in a private transaction approximately $2.3 million and $19.3 million, respectively, of our Class A common stock under the 2021 Share Repurchase Program. During the nine months ended September 30, 2026, we retired 566,408 treasury shares that had been previously purchased under the 2021 Share Repurchase Program. As of September 30, 2026, there remained $27.0 million of share repurchase availability under the 2021 Share Repurchase Program.

Future Cash Requirement

Other than the extension of debt maturities resulting from the Refinancing and an increase in required quarterly principal payments under the 2030 Term Loan Facility to approximately $6.5 million from $3.3 million under the previous terms of the Borrower's term loan facility, and the items described below, there were no material changes to our contractual future cash requirements from those disclosed in our 2025 Annual Report. Our cash interest requirements increased as a result of the Refinancing. The 2030 Notes bear interest at 9.0%, or approximately $50.5 million annually, payable on May 15 and November 15, and the 2030 Term Loan Facility bears interest at SOFR plus 6.00%. We also expect to make cash payments in connection with the strategic realignment initiative announced subsequent to September 30, 2026, including employee severance, lease terminations and other contract exit costs, which we estimate at approximately $7.0 million to $10.0 million, and may make payments in connection with the exit of the HCM vendor contract in an amount to be determined if we choose an alternative path. See Note 9—Restructuring to our accompanying unaudited condensed consolidated financial statements.

Cash and Cash Equivalents Held Outside the United States

As of September 30, 2026 and December 31, 2025, $20.1 million and $14.0 million, respectively, of our cash and cash equivalents were held by foreign subsidiaries. As of September 30, 2026, and December 31, 2025, $43.5 million and $37.9 million, respectively, of our cash and cash equivalents were held by foreign branches.

We assessed our determination as to our indefinite reinvestment intent for our foreign subsidiaries and branches and recorded a deferred tax liability of approximately $1.2 million of withholding tax as of September 30, 2026 for unremitted earnings in Canada and China. Our assertion for China was lifted during the current quarter and now we have lifted our indefinite reinvestment assertions on earnings of all our foreign operations.

Off-Balance Sheet Arrangements

We do not have any off‑balance‑sheet financing arrangements or liabilities, including guarantee contracts, retained or contingent interests in transferred assets, or obligations arising from material variable interests in unconsolidated entities that would require disclosure under applicable accounting guidance. We do not have any majority‑owned subsidiaries that are not included in its condensed consolidated financial statements. Additionally, we do not have material interests in, or relationships with, special‑purpose entities.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates are included in our 2025 Annual Report and did not materially change during the nine months ended September 30, 2026.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

Our exposure to foreign currency exchange rate fluctuations is primarily the result of foreign subsidiaries and foreign branches. As needed, we use financial derivative instruments to hedge foreign currency exchange rate risks associated with our operations.

The assets and liabilities of our foreign subsidiaries and foreign branches, whose functional currencies are primarily Canadian dollars, are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at the average exchange rates prevailing during the period. The cumulative translation effects for subsidiaries using a functional currency other than the U.S. dollar are included in accumulated other comprehensive loss as a separate component of stockholders’ equity. We estimate that had the exchange rate in each country unfavorably changed by ten percent relative to the U.S. dollar, our consolidated loss before taxes would have increased by approximately $3.5 million for the nine months ended September 30, 2026.

Interest Rate Risk

Interest rate exposure relates primarily to the effect of changes in SOFR on borrowings under the 2030 Term Loan Facility and the 2030 ABL. The 2030 Notes bear a fixed rate of 9.0%, so changes in market rates affect their fair value but not our interest expense.

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

We have interest rate collar contracts with an aggregate notional value of principal of $500.0 million as of September 30, 2026, from various financial institutions to manage our exposure to interest rate movements on variable rate credit facilities. In April 2026, we entered into one interest rate collar contract with a notional value of principal of $100.0 million. This interest rate collar will mature on April 8, 2029. In July 2024, we entered into two interest rate collar contracts with a notional value of principal of $200.0 million each. The interest rate collar contracts are effective December 16, 2024 and will mature on April 5, 2027 and 2028. The aggregate fair value of our interest rate collars represented an outstanding net asset of $1.8 million as of September 30, 2026.

In October 2026, we entered into a $50.0 million pay-fixed (4.729%) interest rate swap maturing October 15, 2029, not designated as a hedge for accounting purposes. Including the swap, $50.0 million of our variable-rate debt is effectively fixed, $500.0 million is subject to collars that limit one-month Term SOFR to between 2.49%–2.89% and 4.50%–5.00%, and approximately $465.2 million remains fully exposed to changes in SOFR. With other variables held constant, and based on balances and hedges in place as of October 2026, a 100-basis-point increase in SOFR would increase annual interest expense by approximately $9.2 million, compared with $10.2 million without these hedges. For larger increases, the collar caps limit SOFR on $500.0 million of borrowings.

In the future, to manage our interest rate risk, we may refinance existing debt, enter into additional interest rate swaps, collars or caps, or modify existing derivative agreements. We do not enter into derivative transactions for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2026, the Company continued enhancements related to the phased implementation of its global enterprise resource planning (“ERP”) system. These activities primarily related to ongoing configuration and integration in relation to phases completed in the third quarter of 2026, and preparatory work in advance of future phases of deployment. The initial deployment was completed in fiscal year 2025 and enhancements to support more complex transaction flows and reporting requirements are expected to continue during fiscal year 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth repurchases of our Class A common stock during the three months ended September 30, 2026:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may yet be purchased under the plan (in thousands) (1)
July 1, 2026 to July 31, 2026	19,442	$39.74	19,442	$28,375
August 1, 2026 to August 31, 2026	20,197	$32.52	20,197	$27,719
September 1, 2026 to September 30, 2026	21,909	$32.62	21,909	$27,004

(1)
On November 9, 2021, we announced that our board of directors authorized the 2021 Share Repurchase Program pursuant to which we may repurchase up to $100.0 million of our Class A common stock. The 2021 Share Repurchase Program does not have an expiration date but provides for suspension or discontinuation at any time. The 2021 Share Repurchase Program permits the repurchase of our Class A common stock on the open market and by other means, including plans complying with Rule 10b5-1 under the Exchange Act. The timing and amount of any share repurchase is subject to prevailing market conditions, relevant securities laws and other considerations, and we are under no obligation to repurchase any specific number of shares. As of September 30, 2026, there remained $27.0 million of share repurchase availability under the 2021 Share Repurchase Program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, none of our directors and executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ADVANTAGE SOLUTIONS INC.

By:	/s/ David Peacock
David Peacock
Chief Executive Officer (Principal Executive Officer)
Date:	November 4, 2026

By:	/s/ Christopher Growe
Christopher Growe
Chief Financial Officer (Principal Financial Officer)
Date:	November 4, 2026